Form 10QSB
period 1999-06-30
BALANCED LIVING INC
filed 1999-08-17
CIK 1074909

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


                                  FORM 10-QSB


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1999

                                      OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 333-69415


                             BALANCED LIVING, INC.
          (Name of Small Business Issuer as specified in its charter)


                      Colorado                         87-0575577
           (State or other jurisdiction of          (I.R.S. employer
           Incorporation or organization)           identifcation No.)



        6375 South Highland Drive, Suite D, Salt Lake City, Utah 84121
                   (Address of principal executive offices)


                                 801-424-1624
               (Registrants telephone no., including area code)


                                   No Change
  (Former name, former address, and former fiscal year, if changed since last report.)


  Securities registered pursuant to Section 12(b) of the Exchange Act:  None

  Securities registered pursuant to Section 12(g) of the Exchange Act:  None


Check  whether the Issuer (1) has filed all reports required to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No


 Common Stock outstanding at June 30, 1999 - 767,849 shares of $.001 par value Common Stock.

                             BALANCED LIVING, INC.
                        [ A Development Stage Company ]

                                     INDEX

PART I  Financial Information

 Item I Condensed Balance Sheets -
         June 30, 1999 and December 31, 1998            2

        Condensed Statements of Operations -
         three and six months ended June 30, 1999
         and 1998 and from inception on January 26,
         1998 through June 30, and 1999                 3


        Condensed Statements of Cash Flows -
         six months ended June 30, 1999 and 1998 and
         from inception on January 26, 1998 through
         June 30, 1999                                  4

        Notes to Condensed Financial Statements         5

 Item 2 Management's Plan of Operations                10

PART II Other Information

 Item 1 Legal Proceedings                              11

 Item 2 Changes in Securities                          11

 Item 3 Defaults upon Senior Securities                11

 Item 4 Submission of Matters to a vote of
        Security Holders                               11

 Item 5 Other Information                              11

 Item 6 Exhibits and Reports on Form 8-K               11

        Signature page                                 11

PART 1  FINANCIAL INFORMATION
 Item 1  Financial Statements



                     BALANCED LIVING, INC. AND SUBSIDIARY
                         [A Development Stage Company]

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                          June 30,    December 31,
                                            1999          1998
                                        ___________   ___________
CURRENT ASSETS:
  Cash in bank                             $  4,160     $  56,663
  Inventory                                  11,661        13,227
  Prepaid expenses                              600        35,395
  Deferred stock offering costs              30,690             -
                                        ___________   ___________
        Total Current Assets                 47,111       105,285

EQUIPMENT, net                                3,954         3,272
                                        ___________   ___________
                                           $ 51,065     $ 108,557
                                        ___________   ___________

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                         $ 30,690     $   5,870
  Notes payable - related party              79,584       330,000
  Accrued liabilities                         1,892         5,379
                                        ___________   ___________
        Total Current Liabilities           112,166       341,249
                                        ___________   ___________

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   767,849 and 600,000 shares
   issued and outstanding, respectively         768           600
  Capital in excess of par value            410,094        44,900
  Deficit accumulated during the
    development stage                      (471,963)     (278,192)
                                        ___________   ___________
        Total Stockholders' Deficit         (61,101)     (232,692)
                                        ___________   ___________
                                           $ 51,065     $ 108,557
                                        ___________   ___________


Note: The Balance sheet as of December 31, 1998 was taken from the audited financial statements as of that date.


  The accompanying notes are an integral part of these consolidated financial statements.

                     BALANCED LIVING, INC. AND SUBSIDIARY
                         [A Development Stage Company]


                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                         For the Three        For the Six       From Inception
                         Months Ended         Months Ended      on January 26,
                           June 30,             June 30,         1998 Through
                    _____________________ _____________________    June 30,
                       1999       1998       1999       1998         1999
                    __________ __________ __________ __________ ______________

REVENUE             $  14,989  $   1,767  $  24,858  $   3,643    $   39,772

COST OF SALES          21,466     10,967     27,901     12,212        55,226
                    __________ __________ __________ __________ ______________
GROSS PROFIT (LOSS)    (6,477)    (9,200)    (3,043)    (8,569)      (15,454)
                    __________ __________ __________ __________ ______________
EXPENSES:
 General and
   administrative      38,229     43,783    119,871     74,895       367,967
                    __________ __________ __________ __________ ______________
OPERATING LOSS        (44,706)   (52,983)  (122,914)   (83,464)     (383,421)

OTHER INCOME
 (EXPENSE):
  Interest expense    (56,105)    (2,297)   (70,857)    (2,297)      (88,542)
                    __________ __________ __________ __________ ______________
LOSS BEFORE
  INCOME TAXES       (100,811)   (55,280)  (193,771)   (85,761)     (471,963)

CURRENT TAX
  EXPENSE                   -          -          -          -             -

DEFERRED TAX
  EXPENSE                   -          -          -          -             -
                    __________ __________ __________ __________ ______________

NET LOSS            $(100,811) $ (55,280) $(193,771) $ (85,761)   $ (471,963)
                    __________ __________ __________ __________ ______________

LOSS PER COMMON
  SHARE:
   Basic loss
   per share        $    (.13) $    (.09) $    (.28) $    (.14)   $     (.75)
                    __________ __________ __________ __________ ______________







  The accompanying notes are an integral part of these consolidated financial statements.

                     BALANCED LIVING, INC. AND SUBSIDIARY
                         [A Development Stage Company]

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Six       From Inception
                                             Months Ended      on January 26,
                                               June 30,         1998 Through
                                        _____________________    June 30,
                                           1999      1998          1999
                                        __________ __________ _______________
Cash Flows Used by Operating
 Activities:
  Net loss                              $(193,771) $ (85,761)   $(471,963)
 Non-cash operating items
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Depreciation                               404          -          768
   Non-cash expense                        35,362          -       76,646
   Changes in assets and liabilities:
    (Increase) decrease in inventory        1,566    (10,730)     (11,661)
    Increase (decrease) in prepaid
     assets                                34,795     (5,568)        (600)
    (Increase) decrease in accounts
     payable                               24,820     (1,597)      30,690
    (Increase) decrease in accrued
     liabilities                           (3,487)         -       (1,892)
    Increase in deferred stock offering
     costs                                (30,690)         -      (30,690)
                                        __________ __________ _______________
     Net Cash Used by Operating
      Activities                         (131,001)  (103,656)    (408,702)
                                        __________ __________ _______________
Cash Flows Used by Investing
 Activities:
  Equipment purchases                      (1,086)    (2,550)      (4,722)
                                        __________ __________ _______________
     Net Cash Used by Investing
      Activities                           (1,086)    (2,550)      (4,722)
                                        __________ __________ _______________
Cash Flows Provided by Financing
 Activities:
  Proceeds from options granted                 -          -        5,000
  Proceeds from common stock issuance           -          -        3,000
  Proceed from related party payables      19,584          -       19,584
  Proceeds from issuance of warrants
   and notes payable                       60,000    160,000      390,000
                                        __________ __________ _______________
   Net Cash Provided by Financing
    Activities                             79,584    160,000      417,584
                                        __________ __________ _______________
Net Increase in Cash                      (52,503)    53,794        4,160

Cash at Beginning of Period                56,663          -            -
                                        __________ __________ _______________
Cash at End of Period                   $   4,160  $  53,794    $   4,160
                                        __________ __________ _______________
Supplemental Disclosures of Cash Flow
 Information:

 Cash paid during the period for:
   Interest                             $       -  $       -    $       -
   Income taxes                         $       -  $       -    $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the period ended December 31, 1998:
   The Company entered into a reorganization with The Balanced Woman, Inc. wherein the shareholders of The Balanced Woman retained 500,000 shares of stock in the Company.
   The Company issued 37,500 warrants at $1.00 per warrant charged against prepaid interest expense.



  The accompanying notes are an integral part of these consolidated financial statements.

                     BALANCED LIVING, INC. AND SUBSIDIARY
                         [A Development Stage Company]

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Balanced Woman, Inc. ("Subsidiary") was organized under the laws of the State of Colorado on January 26, 1998. During July, 1998 the Company was reorganized through a stock for stock exchange with Balanced
  Living,  Inc.  ("Parent")  [See Note 2].  Balanced  Living,  Inc.  a  Colorado
  corporation,  was  organized  on  July 1, 1998.   Balanced  Living,  Inc  and
  Subsidiary (the Company) has not raised significant revenue from planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is engaged in the business of holding motivational seminars, and selling books and other motivational products. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The company expects to adopt December 31st as its fiscal year end.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

  Consolidation - The consolidated financial statements include the accounts  of
  the  Company  and its wholly-owned subsidiary, The Balanced Woman,  Inc.   All
  significant intercompany transactions have been eliminated in consolidation.

  Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

  Equipment  -   Equipment  is  carried at cost  and  is  depreciated  over  the estimated useful lives of the equipment using the straight line method.

  Revenue Recognition - The company's revenue comes from holding motivational seminars and selling motivational products (books, cards, CD's, etc.). Revenue is recognized when the services are rendered or the product is delivered.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with SFAS 128 "Earnings Per Share". Diluted loss per share is not presented because its effect is antidilutive.

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

                     BALANCED LIVING, INC. AND SUBSIDIARY
                         [A Development Stage Company]

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

  Fair Value of Financial Instruments - Management estimates that the carrying value of financial instruments on the consolidated financial statements approximates their fair values.

  Restatement - The financial statements have been restated to reflect the reorganization of the Company pursuant to a stock for stock exchange [See Note 2]. All references to common stock and the numbers of shares issued and outstanding have been restated to reflect the shares of common stock issued in the reorganization.

NOTE 2 - BUSINESS REORGANIZATION

  On July 14, 1998 the Company entered into an Agreement and Plan of Reorganization wherein Parent acquired all the issued and outstanding shares of common stock of Subsidiary in a stock for stock exchange. Parent issued 500,000 shares of common stock in the exchange. Parent and Subsidiary had similar ownership at the time of reorganization and were considered to be entities under common control. Accordingly, the reorganization has been recorded in a manner similar to a pooling of interests.

NOTE 3 - INVENTORIES

  Inventories consisted of finished goods in the amount of $13,227 at December 31, 1998 and $11,661 at June 30, 1999.

NOTE 4 - EQUIPMENT

  Equipment consists of the following:

                                  Estimated
                                 Useful Lives June 30,  December 31,
                                   in Years     1999        1998
                                 ___________ __________  __________
         Office equipment           5 - 7     $   4,722  $    3,636
                                             __________  __________
                                                  4,722       3,636
         Accumulated depreciation                  (768)       (364)
                                             __________  __________
                                              $   3,954  $    3,272
                                             __________  __________

  Depreciation expense for the six months ended June 30, 1999 and 1998 was $404 and $0, respectively.

                     BALANCED LIVING, INC. AND SUBSIDIARY
                         [A Development Stage Company]

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

  During 1998, the Company issued subordinated demand notes payable to various officers, shareholders, and consultants in the amount of $330,000. The notes bear interest at a rate of 10% per annum with quarterly interest payments, the notes are due on September 1, 1999. Note-holders can demand payment of the unpaid principal plus accrued interest in order to purchase other equity opportunities in the Company of equal value at any time prior to the maturity date. As of December 31, 1998, interest payments have been made in the amount of $11,816. The notes are subordinated by 80,000 warrants to purchase one share of the Company's stock at $1 per share [See Note 6]. During the six month period ended June 30, 1999 the Company raised an additional $60,000 through issuing additional subordinated demand notes payable, $60,000 of which came from a private investor. Warrants for 30,000 shares of common stock were included in the transaction on the same terms as above.

  Because the Company was proposing a future stock offering at $2.00 per share, 37,500 warrants that were issued during December, 1998 were deemed to have a value of $1.00 per warrant. Accordingly, $37,500 was recorded as prepaid interest expense and is being amortized over the life of the notes. Prepaid interest expenses of $30,000 was also recorded during March, 1999 for the warrants issued during March, 1999. During April 1999 the note holders converted $330,000 into common stock, and all prepaid amounts were expensed.

NOTE 6 - CAPITAL STOCK

  Common Stock - In connection with its acquisition of Subsidiary on July 14, 1998, the Company issued 500,000 shares of its previously authorized, but unissued common stock [See Note 2]. The Subsidiary had previously been funded with $2,000.

  During  July,  1998,  the Company issued 100,000 shares  of  common  stock  in
  connection  with  the organization of the Company at $.01  per  share.   Total
  proceeds amounted to $1,000.

  Stock Warrants - During 1998, Subsidiary issued 165,000 common stock warrants to various officers, directors and consultants in conjunction with the issuance of subordinated notes payable [See Note 5]. Due to the reorganization of the company [See note 2], the warrants of Subsidiary were cancelled, and re-issued under the same terms by Parent during 1998. Each warrant grants the holder the right to purchase one share of the Company's common stock at a price of $1 per share. The warrants may be exercised at any time prior to March 1, 2003. An additional 30,000 warrants were issued subsequent to December, 1998. The Company has accrued additional interest expense for warrants issued after November 1999 as the exercise price of the warrants were less than the arbitrary value of $2.00 proposed for the Company's upcoming stock offering. During 1998 $37,500 was capitalized as prepaid interest expenses and is being amortized over the life of the note. An additional $30,000 was capitalized in 1999 and will be amortized over the life of the note. During the six months ended June 30, 1999 Prepaid Interest was expensed.

  During  April  1999, in conjunction with the conversion on Notes Payable  [See
  Note 5], the Company issued 259,367 A warrants, 259,367 B warrants and 259,367 C warrants.

  Stock Option Plan - During January, 1998 the Company implemented its 1998 stock option plan. The plan provides for 1,000,000 shares of common stock to be reserved

                     BALANCED LIVING, INC. AND SUBSIDIARY
                         [A Development Stage Company]

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK [Continued]

  for issuance to officers, directors, employees and consultants as employment incentives. As of June 30, 1999, no options have been issued under the plan.


NOTE 7 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 1999 the Company has available unused operating loss carryforwards of approximately $471,963 which may be applied against future taxable income and which expire in 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $160,400 as of June 30, 1999 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $91,000 during the six months ended June 30, 1999.

NOTE 8 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company paid $18,000 in salary to the Company's President/Secretary-Treasurer during the period ended June 30, 1999.

  Notes Payable - As of June 30, 1999 the Company had outstanding subordinated demand notes payable to various officers and shareholders totaling $60,000 [See Note 5].

  Stock Warrants - During the period ended December 31, 1998, the Company issued 165,000 common stock warrants to various officers, directors and consultants [See Note 6]. Of the 165,000 warrants, 5,000 were issued to the Company's President/Secretary-Treasurer, and 37,500 were issued to a majority shareholder.

  Stock Options - During the period ended December 31, 1998, The Company issued 500,000 stock options to various officers, directors and consultants [See Note 6]. Of the 500,000 options, 50,000 were issued to the Company's
  President/Secretary-Treasurer,  and  50,000  were   issued   to   a   majority
  shareholder.

                     BALANCED LIVING, INC. AND SUBSIDIARY
                         [A Development Stage Company]

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                           For the Three        For the Six       From Inception
                           Months Ended         Months Ended      on January 26,
                             June 30,             June 30,         1998 Through
                      _____________________ _____________________    June 30,
                         1999       1998       1999       1998         1999
                      __________ __________ __________ __________ ______________
Loss from continuing
 operations applicable
 to common
 shareholders
 (Numerator)          $(100,811) $ (55,280) $(193,771) $ (85,761)   $ (471,963)
                      __________ __________ __________ __________ ______________
 Weighted average
  number of common
  shares outstanding
  used in loss per
  share during the
  period (Denominator)  712,573    600,000    684,430    600,000       629,799
                      __________ __________ __________ __________ ______________

  Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive.

  The Company had at December 31, 1998, options and warrants to purchase 500,000 and 165,000 shares of common stock , respectively, at prices of $1.00 per share, that were not included in the computation of diluted loss per share because their effect was anti-dilutive.


NOTE 10 - SUBSEQUENT EVENTS

  Public Offering of Common Stock - The Company has filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. The Company is currently selling 100,000 "Units" at a price of $2 per Unit, which price has been arbitrarily determined by the Company. Each Unit consists of one share of the Company's $.001 par value common stock sold at $2 per share, one "Class A Warrant" to purchase one share of common stock at $3 per share, one "Class B Warrant" to purchase one share of common stock at $5 per share, and one "Class C Warrant" to purchase one share of common stock at $10 per share. All warrants issued under the offering will expire on December 31, 2003. The warrants are callable if, after one year from the issuance date, public trading develops and trading occurs for at least 20 consecutive days. The warrants are callable at $.01 per warrant upon 30 days notice by the Company to warrant holders. The Units will be offered and sold by officers of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. If a registered broker dealer is used in selling any of the units, a 10% sales commission will be paid to those broker dealers who assist in selling the units. The Company has incurred stock offering costs in the amount of $30,690 as of June 30, 1999. These costs will be netted against the proceeds of the proposed public offering.

PART I FINANCIAL INFORMATION
    ITEM 2 Management's Plan of Operation.

  Balanced  Living is a new enterprise and a development stage  company.   Its
  revenues to date have been limited, and there is no prior year or quarter period against which to effectively compare operating results.

  As of June 30, 1999, Balanced Living was still operating at a loss. As of February 1999, seminar revenues have exceeded seminar direct cost. We anticipate after applying economies of scales and increasing seminar revenue per head, to become profitable in 2000, but this may not happen due to risks coming to fruition, such as a possible recession caused by Y2k effects or national and international economic conditions. Moreover we may not be able to raise sufficient equity and debt capital to support operations at a level to generate profits.

  In the first six months of 1999, we presented seminars to 209 people, compared with 360 people in all of 1998. The majority of the 360 persons in 1998 were complimentary participants used to evaluate for development purposes and build reputation for referrals. We believe this is typical for a seminar start-up company. The 209 seminar participants so far in 1999 have a higher revenue per person ratio, suggesting that higher levels of revenue can be anticipated from continued seminar presentation.

  We began to raise new equity capital through our public offering at June 30, 1999. We anticipate raising the full $151,660 net amount sought in our offering and getting the release of these needed funds on or about August 15, 1999. We are gaining valuable business planning experience and we are already seeing the need for additional capital funding beyond the full amount of the current public offering. There are regulatory and practical difficulties in obtaining this needed funding in the near future. There is no assurance that we can continue to get the needed funding to reach a profitable result of operations.

  The information other than historical information, and specifically the information set out in this section, is forward looking information presenting management's beliefs and estimates about the future. These beliefs, plans and estimates are subject to significant risks, including an inability to recruit, hire, and retain skilled seminar facilitators, or a copyright infringement of Balanced Living's unique curriculum materials and products and resulting litigation, as well as the failure to successfully complete its offering. Other risks discussed in the Company's offering could also negatively effect Balanced Living's ability to meet its projections in 1999. To combat these potentially harmful conditions, we have secured the assistance of an intellectual rights attorney and are taking every measure possible to protect and copyright all materials. Because skilled trainers will be key to Balanced Living's growth, time and attention is being placed into recruitment efforts. There is already an adequate pool of candidates from which to select. The previous projections are only projections and it is most likely that actual results will differ, and may significantly differ materially from those anticipated in the stated projections as a result of certain factors that may occur that may or may not be within the control of Balanced Living. Over the past 90 days, a potentially beneficial opportunity has been presented to The Balanced Woman management team. This opportunity includes a contract, which is still under negotiation, to feature The Balanced Woman on three Home Shopping Network broadcasts this fall. Each program would promote a beautiful gift box filled with Balanced Woman audio cassettes, video tapes, workbooks, and a aromatherapy candle. This gift pack would not take the place of the seminar, but would instead, brand the Balanced Woman concepts, introduce the Seven Balanced Woman principles, and promote future seminars. The Balanced Woman management made the decision to spend a substantial amount of time and effort exploring, pursuing, and doing initial  production  on  this  project.  Because  time  and  resources  were devoted to pursuing this project, several other projects have been rescheduled. These projects include development of our corporate training program, marketing, and customization systems, as well as, the development of the videos and systems needed to put our Leader's Academy (train-the-trainer) program in place. Both of these projects, The Leader's Academy and Corporate Training Customizations will be fast-tracked and piloted during the last quarter of 1999. A great deal of progress has also been made in the completion of The Balanced Woman book. We expect to have a final draft of the manuscript completed by September 1, 1999 and a publishing strategy in place by October 1, 1999.


PART II OTHER INFORMATION

ITEM 1    Legal Proceedings

          None

ITEM 2    Changes in Securities

          None

ITEM 3    Defaults on Senior Securities

          None

ITEM 4    Submission of Matters to a Vote of Security Holders

          None

ITEM 5    Other Information

          None

ITEM 6    Exhibits and Reports on Form 8-K

          a)   Exhibits
            None

          b)   Reports on Form 8-K
            None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALANCED LIVING, INC.



                                                            August 13, 1999
Jeannene Barham, President                                       Date