Form 10QSB
period 1999-09-30
BALANCED LIVING INC
filed 1999-11-15
CIK 1074909

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


                                  FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1999

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
     (State or other jurisdiction of              (I.R.S. employer
      incorporation or organization)              identification No.)




        6375 South Highland Drive, Suite D, Salt Lake City, Utah 84121
                   (Address of principal executive offices)


                                 801-424-1624
               (Registrants telephone no., including area code)

                                   No Change
  (Former name, former address, and former fiscal year, if changed since last report.)


   Securities registered pursuant to Section 12(b) of the Exchange Act:None

   Securities registered pursuant to Section 12(g) of the Exchange Act:None


Checkwhether  the Issuer (1) has filed all reports required  to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file suchreports), and
(2) has been subject to such filing requirements for the past 90 days.
                                 Yes X       No


  Common Stock outstanding at September 30, 1999: 867,849 shares of $.001 par value

                             BALANCED LIVING, INC.
                        [ A Development Stage Company ]

                                     INDEX

PART I Financial Information

Item I Condensed Balance Sheets - September 30, 1999 and
 December 31, 1998                                                  2

Condensed Statements of Operations for the three and six
 months ended September 30, 1999 and 1998, and from
 inception on January 26, 1998 through September 30, 1999           3

Condensed Statements of Cash Flows for the six months
 ended September 30, 1999 and 1998 and from inception on
 January 26, 1998 through September 30, 1999                        4

Notes to Condensed Financial Statements                             5

Item 2 Management's Discussion and Analysis                        10

PART II Other Information

 Item 1  Legal Proceedings                                         12

 Item 2  Changes in Securities                                     12

 Item 3  Defaults upon Senior Securities                           12

 Item 4  Submission of Matters to a vote of Security Holders       12

 Item 5  Other Information                                         12

 Item 6  Exhibits and Reports on Form 8-K                          12

 Signature page                                                    12

                                    PART 1
                             FINANCIAL INFORMATION

Item 1
Financial Statements
                     BALANCED LIVING, INC. AND SUBSIDIARY
                         [A Development Stage Company]

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                       September 30,  December 31,
                                            1999          1998
                                        ___________   ___________
CURRENT ASSETS:
  Cash in bank                            $  17,202     $  56,663
  Inventory                                  11,061        13,227
  Prepaid expenses                            1,412        35,395
                                        ___________   ___________
        Total Current Assets                 29,675       105,285

EQUIPMENT, net                                3,824         3,272
                                        ___________   ___________
                                          $  33,499     $ 108,557
                                        ___________   ___________

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                        $  12,601     $   5,870
  Notes payable - related party              40,000       330,000
  Accrued liabilities                         7,392         5,379
                                        ___________   ___________
        Total Current Liabilities            59,993       341,249
                                        ___________   ___________

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   867,849 and 600,000 shares
   issued and outstanding, respectively         868           600
  Capital in excess of par value            579,304        44,900
  Deficit accumulated during the
    development stage                      (606,666)     (278,192)
                                        ___________   ___________
        Total Stockholders' Deficit         (26,494)     (232,692)
                                        ___________   ___________
                                          $  33,499     $ 108,557
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

                     BALANCED LIVING, INC. AND SUBSIDIARY
                         [A Development Stage Company]


                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the Three         For the Nine      From Inception
                          Months Ended          Months Ended      on January 26,
                          September 30,         September 30,      1998 Through
                      _____________________ _____________________  September 30,
                         1999       1998      1999        1998         1999
                      __________ __________ __________ __________ ______________

REVENUE               $   8,256  $   2,416  $  33,114  $   6,059     $  48,028

COST OF SALES            15,218      7,299     43,119     19,511        70,444
                      __________ __________ __________ __________ ______________
GROSS PROFIT (LOSS)      (6,962)    (4,883)   (10,005)   (13,452)      (22,416)
                      __________ __________ __________ __________ ______________
EXPENSES:
 General and
  administrative        124,866     67,803    245,311    114,326       493,407
                      __________ __________ __________ __________ ______________
OPERATING LOSS         (131,828)   (72,686)  (255,316)  (127,778)     (515,823)

OTHER INCOME
 (EXPENSE):
 Interest expense        (2,301)    (3,200)   (73,158)    (5,497)      (90,843)
                      __________ __________ __________ __________ ______________
LOSS BEFORE
 INCOME TAXES          (134,129)   (75,886)  (328,474)  (133,275)     (606,666)

CURRENT TAX
 EXPENSE                      -          -          -          -             -

DEFERRED TAX
 EXPENSE                      -          -          -          -             -
                      __________ __________ __________ __________ ______________

NET LOSS              $(134,129) $ (75,886) $(328,474) $(133,275)    $(606,666)
                      __________ __________ __________ __________ ______________

LOSS PER COMMON
  SHARE:
 Basic loss per share $    (.18) $    (.13) $    (.50) $    (.22)    $    (.91)
                      __________ __________ __________ __________ ______________







  The accompanying notes are an integral part of these consolidated financial statements.

                     BALANCED LIVING, INC. AND SUBSIDIARY
                         [A Development Stage Company]

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the Nine      From Inception
                                              Months Ended       on January 26,
                                              September 30,      1998 Through
                                          _____________________  September 30,
                                             1999       1998         1999
                                          __________ __________ ______________
Cash Flows Used by Operating Activities:
 Net loss                                 $(328,474) $(133,275)    $(606,666)
 Non-cash operating items
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation                                  534          -           898
  Non-cash expense                           35,362          -        72,862
  Changes in assets and liabilities:
   (Increase) decrease in inventory           2,166    (10,730)      (11,061)
   (Increase) decrease in prepaid assets     33,983     (5,568)       (1,412)
   Increase (decrease) in accounts payable    6,731      7,554        12,601
   Increase (decrease) in accrued
    liabilities                               2,013      3,200         7,392
                                          __________ __________ ______________
    Net Cash Used by Operating Activities  (247,685)  (138,819)     (525,386)
                                          __________ __________ ______________
Cash Flows Used by Investing Activities:
 Equipment purchases                         (1,086)    (2,728)       (4,722)
                                          __________ __________ ______________
    Net Cash Used by Investing Activities    (1,086)    (2,728)       (4,722)
                                          __________ __________ ______________
Cash Flows Provided by Financing
 Activities:
  Proceeds from options granted                   -          -         5,000
  Proceeds from common stock issuance,
   net of offering costs                    169,310          -       172,310
  Proceeds from related party payables       19,584          -        19,584
  Payments on notes payable - related
   party                                    (79,584)         -       (79,584)
  Proceeds from issuance of warrants
   and notes payable                        100,000    160,000       430,000
                                          __________ __________ ______________
    Net Cash Provided by Financing
     Activities                             209,310    160,000       547,310
                                          __________ __________ ______________
Net Increase (Decrease) in Cash             (39,461)    18,453        17,202

Cash at Beginning of Period                  56,663          -             -
                                          __________ __________ ______________
Cash at End of Period                     $  17,202  $  18,453     $  17,202
                                          __________ __________ ______________
Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                               $   5,658  $   5,497     $  17,589
   Income taxes                           $       -  $       -     $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the period ended September 30, 1999:
   None





  The accompanying notes are an integral part of these consolidated financial statements.

                     BALANCED LIVING, INC. AND SUBSIDIARY
                         [A Development Stage Company]

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Balanced Woman, Inc. ("Subsidiary") was organized under the laws of the State of Colorado on January 26, 1998. During July, 1998 the Company was reorganized through a stock for stock exchange with Balanced
  Living, Inc. ("Parent") [See Note 2]. Balanced Living, Inc. a Colorado corporation, was organized on July 1, 1998. Balanced Living, Inc. and Subsidiary (the Company) has not raised significant revenue from planned principal operations and is considered a development stage company as defined in the Statement of Financial Accounting Standards (SFAS) No. 7. The Company is engaged in the business of holding motivational seminars, and selling books and other motivational products. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The company adopted December 31st as its fiscal year end.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INVENTORIES

  Inventories consisted of finished goods in the amount of $13,227 at December 31, 1998 and $11,061 at September 30, 1999.

NOTE 4 - EQUIPMENT

  Equipment consists of the following:

                                  Estimated
                                Useful Lives  September 30,  December 31,
                                  in Years        1999          1998
                                ____________  ____________   ____________
         Office equipment          5 - 7       $    4,722     $   3,636
                                              ____________   ____________
                                                    4,722         3,636
         Accumulated depreciation                    (898)         (364)
                                              ____________   ____________
                                               $    3,824     $   3,272
                                              ____________   ____________

  Depreciation expense for the nine months ended September 30, 1999 and 1998 was $534 and $0, respectively.

                     BALANCED LIVING, INC. AND SUBSIDIARY
                         [A Development Stage Company]

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

  During 1998, the Company issued subordinated demand notes payable to various officers, shareholders, and consultants in the amount of $330,000. The notes bear interest at a rate of 10% per annum with quarterly interest payments. The notes are due on September 1, 1999. Note-holders can demand payment of the unpaid principal plus accrued interest in order to purchase other equity opportunities in the Company of equal value at any time prior to the maturity date. As of September 30, 1999, interest payments have been made in the amount of $5,658. The notes are subordinated by 80,000 warrants to purchase one share of the Company's stock at $1 per share [See Note 6]. During the six month period ended June 30, 1999 the Company raised an additional $60,000 through issuing additional subordinated demand notes payable, $60,000 of which came from a private investor. Warrants for 30,000 shares of common stock were included in the transaction on the same terms as above. The $60,000 was paid back to the investor during September 1999. During April 1999 the note holders converted $330,000 into common stock, and all prepaid amounts were expensed.

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

  During  January,  1998, the Company issued 100,000 shares of common  stock  in
  connection  with  the organization of the Company at $.01  per  share.   Total
  proceeds amounted to $1,000.

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

                     BALANCED LIVING, INC. AND SUBSIDIARY
                         [A Development Stage Company]

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK [Continued]

  Stock Option Plan - During January, 1998 the Company implemented its 1998 stock option plan. The plan provides for 1,000,000 shares of common stock to be reserved for issuance to officers, directors, employees and consultants as employment incentives. As of September 30, 1999, no options have been issued under the plan. Options granted vest over a five year period and are exercisable at a price to be determined by the Stock Option Plan Committee at the time of grant and may not be less than 100% of the full market value.

  Public Offering of Common Stock - The Company has filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. The Company sold 100,000 "Units" at a price of $2 per Unit, which price has been arbitrarily determined by the Company. Each Unit consisted of one share of the Company's $.001 par value common stock sold at $2 per share, one "Class A Warrant" to purchase one share of common stock at $3 per share, one "Class B Warrant" to purchase one share of common stock at $5 per share, and one "Class C Warrant" to purchase one share of common stock at $10 per share. All warrants issued under the offering will expire on December 31, 2003. The warrants are callable if, after one year from the issuance date, public trading develops and trading occurs for at least 20 consecutive days. The warrants are callable at $.01 per warrant upon 30 days notice by the Company to warrant holders. The Units were offered and sold by officers of the Company, who received no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. The Company incurred stock offering costs in the amount of $30,690. These costs were netted against the proceeds of the proposed public offering.

NOTE 7 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 1999 the Company has available unused operating loss carryforwards of approximately $601,000 which may be applied against future taxable income and which expire in 2018 and 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $206,000 as of September 30, 1999 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $136,620 during the nine months ended September 30, 1999.

                     BALANCED LIVING, INC. AND SUBSIDIARY
                         [A Development Stage Company]

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company paid compensation of $30,000 to an officer/director of the Company during the period ended September 30, 1999. The Company has accrued $7,000 in unpaid salaries for another officer/director of the Company.

  Notes Payable - As of September 30, 1999 the Company had outstanding subordinated demand notes payable to various officers and shareholders totaling $40,000. The notes bear interest at 10% and are due on demand.

  Stock Warrants - During the period ended December 31, 1998, the Company issued 80,000 common stock warrants to various officers, directors and consultants [See Note 6]. Of the 80,000 warrants, 5,000 were issued to the Company's President/Secretary-Treasurer, and 25,000 were issued to a majority shareholder.

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

NOTE 9 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:


                          For the Three         For the Nine      From Inception
                          Months Ended          Months Ended      on January 26,
                          September 30,         September 30,      1998 Through
                      _____________________ _____________________  September 30,
                         1999       1998      1999        1998         1999
                      __________ __________ __________ __________ ______________

REVENUE               $   8,256  $   2,416  $  33,114  $   6,059     $  48,028
Loss from continuing
 operations applicable
 to common
 shareholders
 (Numerator)          $(134,129) $ (75,886) $(328,474) $(133,275)    $(606,666)
                      __________ __________ __________ __________ ______________
Weighted average
 number of common
 shares outstanding
 used in loss per
 share during the
 period (Denominator)   729,341    600,000    662,059    600,000       668,592
                      __________ __________ __________ __________ ______________

  Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive.

  The Company had at December 31, 1998, options and warrants to purchase 500,000 and 1,323,101 shares of common stock , respectively, at prices of $1.00 per share, that were not included in the computation of diluted loss per share because their effect was anti-dilutive.

                                    PART I
                             FINANCIAL INFORMATION

ITEM 2
 Management's Discussion and Analysis.

     Balanced Living is a new enterprise and a development stage company. It is still spending more money to develop its business opportunities than it is
receiving from the results of such opportunities.   Management hopes to
achieve positive seminar net revenue first, and then positive net income overall, and regards the current spending on development to be investments in our future ability to reach these goals.

     Some positive new developments indicate that results may be improving as the Company moves forward. Contracts have recently been signed with internet businesses, Pixelon and NuSkin/Big Planet that are expected to give us improved visibility to potential customers, and hence improved revenue. Also, a new focus of our seminars has occurred through discussions with the Department of Social Services at the State of Utah. We are excited that our seminar programs may have a salutary effect on mothers coming off welfare and seeking tools to give independence and positive self image. Near the date of this report, although after the end of the third quarter, we provided a seminar in Salt Lake City with over 50 participants (our largest seminar to date), with several young welfare mothers in attendance courtesy of the State of Utah. We anticipate that this assisted rehabilitative use of our curriculum and presentations will be an increasing contributor to revenue, along with our original focus on self-rehabilitative efforts.

     We are also pushing ahead as much as we can with our business plan, and have made several milestones and can see the achievement of others in the near future. These are

     --launching of our new Seminar II concept for a 2 1/2 day program, with attendant higher revenue

     --the much anticipated and delayed Balanced Woman book is now in its second manuscript and may be published before the end of 1999 or in early 2000, which is later than we thought might be the schedule as we wrote our June 30, 1999 report on Form 10-Q. Publishers continue to be enthusiastic about this book

     --our Circles of Women program has been launched in Utah and Colorado

      --our first seminar in Washington state was presented by the first person other than Rose Blackham to present a Balanced Woman seminar. This milestone was a success (based on feedback at the seminar) and validates our efforts to "train the trainer" and to multiply our seminar opportunities beyond the capacity of our founder's presentation availability. Indeed we experienced a decline in seminars during the third quarter, well below expectations, in large part due to an illness that incapacitated Ms. Blackham temporarily during this time period.

     --We have also concluded that the opportunity discussed in the September
      30, 1999 report on Form 10-Q involving the Home Shopping Network is not in our best interests, and this effort has been abandoned.

     Operating Results of First Nine Months of 1999 Compared with Same Period 1998.

     Although we earned more sales revenue in the first nine months of 1999 compared with the same period last year, our costs associated with such seminars were more than double in 1999 what we spent in 1998. This is explained in part due to the larger number of seminars in the current period, as well as bulk purchases of seminar supplies in the current period. However we are also establishing accounting systems that accurately record costs of seminars as opposed to general costs, and it is possible that the 1998 period recorded less to costs of sales than should have been done. We also incurred costs associated with training other presenters in the 1999 period that were not incurred in 1998.

     General expenses also increased in 1999 over 1998 during the first nine months of the year. This increase is largely explained by cost associated with our public offering, which closed in the third quarter. While we paid no broker commissions for our offering, travel, legal and accounting costs were significant in closing this offering. We expect these expenses to be nonrecurring. Also we have expanded our staff with an additional employee who was not on board in the 1998 period.

     Interest expense was significantly higher in the 1999 period over the 1998 period due to the growth of loans from founders and related persons we used in the first half of 1999 to operate our business as our public offering was wending its way through the Commission. These loans were substantially all converted to equity late in the second quarter, and the lower interest costs shown in the third quarter compared with last year's third quarter evidence the reduction in interest expense on a going forward basis.

     The result of these factors is a significantly higher net loss for the
first nine months of 1999 compared with 1998.   As noted above, our goal is to
reach gross profitability in the net sales category, and then to generate enough excess revenue to cover administrative costs. We think we are operating efficiently and without waste. The costs of starting a new company are significant and we are experiencing those costs now.

     Operating Results of the Three Months ended September 30, 1999 Compared with the Same Period in 1998.

     The explanation for the higher revenues, higher costs and larger losses in the third quarter of 1999 as compared with the third quarter in 1998 is the same as outlined above for the comparison of the nine month periods.

     Liquidity and Capital Resources.

     At September 30, 1999, we had barely enough cash in the bank to pay our current payables and accruing salary and overhead expenses. While there is some ability to manage payables, we are living hand to mouth and need seminar revenue to offset expenses. If we have a net loss in the fourth quarter it will likely spell the end of available cash and a crisis for paying staff and overhead. We can and will defer such salaries and expenses as we can to maintain our operations and existence, but we have found that we need to raise additional equity capital to enable us to pursue our business plan aggressively. There is no assurance that we can raise the needed additional capital, and we have no commitments from anyone for this funding. We are exploring the possibility that a strategic alliance or merger with one or more other businesses could aid in obtaining the needed additional capital we need. No commitment or agreement exists in this area.


     The information other than historical information, and specifically the information set out in this section, is forward looking information presenting management's beliefs and estimates about the future. These beliefs, plans and estimates are subject to significant risks, including an inability to recruit, hire, and retain skilled seminar facilitators, or a copyright infringement of Balanced Living's unique curriculum materials and products and resulting litigation, as well as risks from the general economic conditions within which the Company must operate.. Other risks discussed in the Company's offering could also negatively effect Balanced Living's ability to meet its projections for 1999.

     To combat intellectual property risks, these potentially harmful conditions, we have secured the assistance of an intellectual rights attorney and are taking every measure possible to protect and copyright all of our materials.

                                    PART II
                               OTHER INFORMATION

ITEM 1
Legal Proceedings

None

ITEM 2
Changes in Securities

None

ITEM 3
Defaults on Senior Securities

None

ITEM 4
Submission of Matters to a Vote of Security Holders

None

ITEM 5
Other Information

None

ITEM 6
Exhibits and Reports on Form 8-K

a) Exhibits
None

b) Reports on Form 8-K

     Report dated as of August 15, 1999 reporting on the closing of the Company's public offering.


     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALANCED LIVING, INC.



/s/ Jeannene Barhalm                              November 15, 1999
     President                                          Date