Form 10KSB
period 1999-12-31
BALANCED LIVING INC
filed 2000-03-30
CIK 1074909

U.S. Securities and Exchange Commission

                              Washington D.C. 20549

                                   Form 10-KSB

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

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

                                  801-424-1624
                (Registrant's telephone no., including area code)

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

                                 Yes  X   No
                                     ---     ---

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year:  $42,846

The number of shares  outstanding  of the  Issuer's  common  stock at  12/31/99:
867,849 shares

Transitional Small Business Disclosure Format: Yes     No  X
                                                   ---    ---

                                     PART I

Item 1. Description of Business

        Business Development

Balanced Living was incorporated in Colorado, on July 1, 1998 to be a holding company and financing vehicle for The Balanced Woman, and perhaps other companies or projects. On July 14, 1998, Balanced Living acquired all of the outstanding shares of common stock of Balanced Woman in exchange for shares of the common stock of Balanced Living in a tax free exchange with the shareholders of Balanced Woman shown on Balanced Woman's records at that date. Currently Balanced Living has no other business plan than to function as the holding company and financial support for Balanced Woman.

The business concept for The Balanced Woman, Inc. was conceived in 1997 when several of the founders attended a seminar presented by Rose Blackham in Orange County, California. Ms. Blackham had presented self-improvement seminars previously in California and Colorado for several years. After experiencing the positive response of the thirty participants at the Orange County seminar, Ms. Blackham and the other attending founders of Balanced Living conceived the concept of a company to market the intellectual property content of Ms. Blackham's seminars, and also to develop related products and services. The result was The Balanced Woman, Inc., a Colorado corporation formed in January 1998 as a company owned, managed and developed by women to provide services and products that would support and assist women. The ten founders of Balanced Living provided seed capital, and the first pilot Balanced Woman seminar was organized and presented in February 1998 in Salt Lake City, Utah.

In June 1998, Balanced Woman presented a seminar outside of the Salt Lake City market by organizing a seminar in Newport Beach, California. Balanced Woman perceived positive response from the Newport Beach seminar, and management felt that its business concept was showing market acceptance.

Since these early seminars, Balanced Woman has continued to refine and develop its business plan. During 1999, several of these efforts bore fruit:

                  A train the trainer program has produced an additional qualified presenter/facilitator for the Balanced Woman series of seminars. This will allow a greater number of seminars to be taught than was the case when Rose Blackham was the sole presenter/facilitator.

                  Products containing Balanced Woman intellectual property in the form of stories, work books, guidebooks, books, music and related products have been developed not only for seminar enrichment and selling but also as stand alone products for offer and sale through non-seminar channels.

         The Business of Balanced Living

Balanced Living conducts no business in its corporate name. All of the business now being conducted is done through The Balanced Woman, Inc. The Balanced Woman, Inc. offers self-improvement seminars and products containing intellectual property content that is proprietary. Balanced Woman seminars and products are based on Balanced Woman's "Seven Principles of Balance":

        o        The Sacred
        o        Self-Care
        o        Relationships
        o        Play
        o        Home/Career
        o        Financial Serenity
        o        Personal Vision.

The product and service line includes seminars, membership-based Circles of Women, and Balanced Woman proprietary products. We also publish a bi-monthly newsletter, which can be purchased through an annual subscription or as part of the Circles of Women membership package.

     Seminars

Balanced Woman currently offers a series of three seminars based on The Seven Balanced Woman Principles. Seminar I is a one-day program; Seminar II and III are both two and one-half day programs which teach the participants more in depth how to implement the principles into their daily lives. The Balanced Family, Balanced Relationships, and The Balanced Man, as well as other related seminar concepts, are planned to be developed and presented as an extension of the Balanced Living curriculum within one to three years.

     Wholesale/retail products

We have created and market seven unique and innovative products that invite women to actively share and live Balanced Woman principles. Each product has a meaningful purpose and has been created to support women in living the Seven Balanced Woman principles. The current product offerings are:

        o      The Balanced Woman Knows...book
               ------------------------
        o      The Balanced Woman Collection CD
        o      The Jewel Cards
        o      "Sara Smiles" Bean Bag Doll
        o      "Fortune Cooking" Greeting Card
        o      Picture this Packet
        o      Balanced Woman Bookmarks
        o      Self-care Product Line
        o      The Balanced Woman "Interludes" CD
        o      The Balanced Woman "T" shirt

The "Balanced Woman Collection CD" is a collection of the music played throughout the first seminar that has proven popular. Also, the full-sized hardcover The Balanced Woman book is expected to be published in the first half of 2000. It is now in its third manuscript and publishers continue to be enthusiastic about the concept for this book. We underestimated the time and process involved in book publication and our earlier target in 1999 has moved to the first half of 2000.

In a recent development, some of the Balanced Woman products, including instructional audio and video cassettes and a CD, are being grouped within a clam shell case and attractive cover and marketed as a separate self-improvement product. We currently have a letter of intent for the purchase of 10,000 of these kits by a major marketing entity. This concept allows sales to take place outside of seminars through magazine advertisements, internet sites, and other channels.

     Circles of Women

The Circles of Women are membership groups that seek to educate, connect and support women in reinforcing and living the Balanced Woman principles. Meetings take place semi-monthly among eight to twelve women per Circle. Membership fees and subscriptions to our newsletter are the revenue sources coming from Circles of Women. These Circles of Women are also targets for ongoing new product marketing. In 1999 we earned approximately $1,600 out of our total revenues in Circle of Women fees.

The primary market for our services and products  includes women in all walks of
life.  The  women's  personal   growth/life   management  market  has  increased
dramatically in the last 10 years.

     Marketing

Our marketing strategy has been designed with multiple approaches. For example, through relationship marketing, which is based on personal contacts with a potential customer due to an existing relationship or a referral from a satisfied customer, we have achieved a high ratio of seminar sales to contacts. This strategy saves on marketing expenditures.

We recognize that a key to our success is becoming a widely known name. To accomplish this goal, we are designing our product offerings and advertising brochures with common themes, logos and styles. These products and services will be marketed at and also sold separately from Balanced Woman seminars, thus taking advantage of bookstores and gift shop advertising opportunities.

We have joined and/or will join the chamber of commerce in each of its business markets. The Balanced Woman, Inc. is participating in the Chamber of Commerce Women's Forum in many market areas. This will increase our visibility and exposure within the business community and leverage its business potential. We are also actively participating in local women's business associations and business networks. We have begun networking with several potential seminar-sponsoring organizations, and anticipates having a large number of local and national sponsoring companies with special women interests, who will financially sponsor and endorse our seminars, conferences and events.

     Competition

The financial and personal development information industry, while large, is highly fragmented into many niches with some competitors being successful in only certain niches, and with no company having acquired dominance in the industry.

Many competitors have products and services that are marketed as being similar, but we believe that our customers can quickly distinguish the difference between its products and services and those of competitors. We believe that our strong testimonial base of satisfied customers is a growing competitive advantage.

We compete primarily with a large number of privately and publicly owned, educational and publishing companies providing personal and financial development information through a variety of media. Some competitors have greater financial, marketing, distribution, technical and other resources than the Company. Some examples of competitors in this general personal development market are:

     o      Anthony Robbins & Associates
     o      Nightingale-Conant Corporation

     o      Franklin-Covey, Inc.
     o      American Marketing Systems, Inc.
     o      David G. Phillips Publishing Company, Inc.
     o      Agora, Inc.
     o      Ted Nicholas & Associates, Inc.
     o      Whitney Leadership Group
     o      The Hume Group, Inc.

     Operations

Accounting, purchasing, inventory control, scheduling, order processing, warehousing and shipping activities are still under design and development, and exist in only the most rudimentary levels. We expect that independent contractors will perform production and major vendor initial shipments. We will maintain an order flow computer record-keeping system to monitor customer fulfillment and cross selling. This computer system will handle order entry, order processing, picking, billing, accounts receivable, accounts payable, general ledger, inventory control, catalog management and analysis and mailing list management. Subject to credit terms and product availability, orders will typically be shipped to customers within a short time of receiving an order. Third party contractors will print and assemble our audio and videotapes, manuals, transcripts, newsletters, software, inserts and the boxes in which the products are shipped.

     Government regulation

Our business is subject to regulation under the federal Telemarketing and Consumer Fraud and Abuse Prevention Act and state laws applicable to consumer protection and telemarketing activities. Management believes that it is in substantial compliance with all of the foregoing federal and state laws and the regulations promulgated thereunder. Any claim that we are not in compliance could result in judgments or consent agreements that require us to modify our marketing program. In the worst cases, enforcement of fraud laws can result in forcing a business to close and to subject the business and its management and employees to be subject to criminal prosecution and civil damage actions.

     Employees; Contractors

As of December 31, 1999, we had three (3) full-time employees, Jeannene Barham, Deborah Smith, and Lisa Hawthorne and no part-time employees. Employees are not represented by a labor union and are not subject to any collective bargaining arrangement. Balanced Living has never experienced a work stoppage and we believe that it has good relations with its employees and contractors.

Balanced Living uses three independent contractors who render significant service to the Company: Rose Blackham for overall concept design and motivation, as well as chief seminar facilitator; Teri Sundh for sales and marketing; and Tammy Houchen for clerical work. These independent contractors are otherwise employed full or part time and may engage in business activities outside of Balanced Living. Ms. Blackham is compensated through the issuance of an incentive stock option and expense reimbursements. Mmes. Sundh and Houchen are compensated on a cash basis. The arrangements with Mmes. Blackham, Sundh and Houchen have not been reduced to writing.

     Intellectual Property

While Balanced Living relies on the value of Balanced Woman intellectual property to generate revenue, the ability to protect such intellectual property is limited. None of the intellectual property is patentable. Balanced Living relies primarily on copyright laws and nondisclosure agreements to protect its intellectual property. We have completed the registration of our trademarks and servicemarks of all of the materials we now offer. Rose Blackham has transferred all rights to any pre-existing concepts and materials to The Balanced Woman, Inc. Unauthorized copying of our products and services could damage us significantly. Although we are not aware that any of our products and services are materially infringing the rights of others, it is possible they are. If so, we could have to modify our products and services, at substantial possible cost. Balanced Living might be subject to lawsuits if it is alleged that it is infringing on the property rights of others.

     Reports to Shareholders

We intend to provide a report to our shareholders at least annually describing the operations and results of our business. A copy of this report including audited financial statements for 1999 will be provided to shareholders as the report for 1999.

Balanced Living files periodic reports with the Securities and Exchange Commission, and these reports can be obtained and/or viewed at the Commission's Public Reference Rooms and on the Commission's web site. To get information with respect to the Public Reference Rooms, shareholders may call 1-800-SEC-0330. The Commission's website can be accessed through the world wide web at www/sec/gov.

Item 2.  Description of Property

Balanced Living rents the space in which its headquarters is located at 6375 South Highland Drive, Suite D, Salt Lake City, Utah 84121. This space contains two offices and a reception area, and comprises approximately 600 square feet. It is occupied entirely by both Balanced Living and its subsidiary, The Balanced Woman, Inc. This space is under a month to month lease by The Balanced Woman, Inc. for $600 per month.

Management believes that this space will provide adequate office space to meet our needs for the foreseeable future. The independent contractors used by Balanced Living, as well as many of its officers, work out of their homes.

Item 3.  Legal Proceedings

We know of no pending or threatened legal proceedings against Balanced Living or The Balanced Woman, Inc.

Item 4.  Submission of Items to a Vote of the Security Holders.

No matters were submitted to the shareholders for a vote in the fourth quarter of 1999.

Item 5.  Market for Common Equity and Related Stockholder Matters.

Balanced Living shares may be traded over the counter by means of the NASDAQ Bulletin Board using the symbol TBLI. Trading authorization for the NASDAQ Bulletin Board was obtained in early 2000.

There were no trades in Balanced Living stock known to the company during 1999, and there have been no public trades as of the date of the filing of this Report.

At December 31, 1999 there were 867,849 shares of Balanced Living common stock issued and outstanding, and held by 43 registered shareholders.

At December 31, 1999 there were options and warrants issued and outstanding covering 1,498,547 shares of Balanced Living common stock. The average strike price of these options and warrants is $3.68 per share. The stock options (500,000 shares at $1.00 strike price) will expire in 2003. The Class A Warrants (267,849 shares at $3.00 strike price) will expire in 2003. The Class B Warrants (267,849 shares at $5.00 strike price) will expire in 2003. The Class C Warrants (267,849 shares at $10.00 strike price) will expire in 2003. The Company has 195,000 shares covered by 5-year warrants at a $1.00 strike price. These expire in March 2003.

Balanced Living has paid no dividends on its common stock and does not have any announcement or plan to do so. There is no legal restriction on Balanced Living's ability to declare a dividend other than usual requirements under law as to the presence of profits before a cash dividend can be declared.

Balanced Living raised $200,000 in its public offering in 1999. This money was spent as follows:

                    Accounts Payable Paid:                 ($65.000)
                    Notes Payable Paid:                    ($95,000)
                    General and Administration:            ($30,000)
                    Working Capital:                       ($10,000)
                                                           --------
                    TOTAL:                                ($200,000)

Item  6.  Management's  Discussion  and  Analysis  of  Operations,  Results  and
Liquidity.

Balanced Living is a new enterprise and a development stage company. Its revenues to date have been limited, and there is no prior full year of operations to match against the 1999 results. However the period from inception to December 31, 1998 was substantially a full year.

In 1999, we presented seminars to 442 people, compared with 360 people in 1998. The majority of the 360 persons in 1998 were complimentary participants used to evaluate the seminars for development purposes and to build reputation for referrals. We believe this is typical for a start-up seminar company. The 442 seminar participants in 1999 had a higher revenue per attendee average than we experienced in 1998, suggesting that higher levels of revenue can be anticipated from continued seminar presentation. This explains the increase in revenues from $14,914 in 1998 to $42,846 in 1999. The greater number of services also explains the higher costs of sales in 1999 over 1998.

We have not yet sold any products outside of our seminars. These sales, when they take place, will also add to revenue.

Balanced Living continued to operate at a loss in 1999 despite higher revenue compared with 1998. Since 1999, seminar revenues have exceeded seminar direct costs, but have not covered general Company overhead costs. We continue to anticipate achieving increasing average seminar revenue per attendee during 2000; and as a result of that and opportunities to offer and sell products outside of seminars, we continue to believe we can become profitable by the third quarter in 2000. This timing of profitability may not happen due to risks inherent in our business. Such risks include:

     o    competition from better financed sources of intellectual property,

     o changes in consumer spending on personal improvement products and services, and

     o the inability of Balanced Living to achieve enough funding from revenue or loans to enable continued operation of the Company and the acquisition of sufficient inventory to support continued sales and seminar offerings.

We began to raise needed equity capital through our public offering, which closed on August 15, 1999. This offering raised $200,000. Unfortunately, we began trying to raise this money in late 1998, and we were not able to commence the offering until June 1999. It took us another 45 days to raise the funds from investors. By the time the money came in, we needed to use almost all of it to pay overdue short term credit lines accounts payable, and to fund the regulatory steps to commence and support a public market in our shares for the benefit of our shareholders. (The challenges and costs of this public market listing effort continued through the end of 1999 and into 2000). Since commencing and then concluding our public offering, we have engaged in valuable revised business planning  and  projections,  which have  considered  both the  current  level of growth, upcoming new revenue sources (discussed below), and the level of overhead and advertising that will be needed to maximize the business opportunities facing us. As noted in our June 30, 1999 report on Form 10-Q, we recognize the need for additional capital funding beyond the amount netted from the public offering. In this regard we borrowed additional funds from affiliates during 1999, increasing our outstanding related party debt to ($105,000). During the first quarter of 2000, we borrowed an additional $150,000 in order to develop products for sale in the second quarter to 2000.

We are currently exploring avenues for achieving this added financial support, including seeking additional equity or debt infusions from certain existing shareholders or from one or more new private investors, and/or a strategic business combination or relationship that could bring the strength of another company to aid in the success of Balanced Living. There are no commitments or plans now in place with respect to any of the avenues being explored.

During 1999 we continued to push ahead as we could with our business plan, and have made several milestones and can see the achievement of others in the near future. These are

         --launching of our new Seminar II concept for a 21/2day program, with attendant higher revenue

         --the Balanced Woman book is now in its third manuscript and is currently expected to be published by the second quarter of 2000, which is later than we thought might be the schedule in prior reports on Form 10-Q. Publishers continue to be enthusiastic about the concept for this book

         --our Circles of Women program has been launched in Utah and Colorado

         --our first seminar in Washington state was presented by the first person other than Rose Blackham to present a Balanced Woman seminar. This not only enters us into a new market, but also validates our efforts at expanding the pool of presenters to allow for more seminars to be presented.

         --While we  concluded  that the  opportunity  discussed in the June 30,
           1999 report on Form 10-Q involving the Home Shopping Network was not in our best interests, and this effort has been abandoned, we continued in 1999, and into 2000, to develop a line of Balanced Woman products (booklets, audio and video cassettes, CD's, work books, etc.) for offer and sale through a variety of channels outside of our seminars. We are focusing on opportunities to redirect our efforts and resources to achieving revenue from sales of these products through national advertising, partnering with national marketing organizations, and offering to multi-level marketing distributors. We believe these channels will expose our products to women who are especially interested in self improvement products. We also anticipate that the growth in sales of our Balanced Woman products that we are targeting for the first half of 2000 will also offer us cross marketing opportunities for our seminars. If our products succeed within marketing organizations and multi-level marketing groups as we believe will happen, opportunities may follow to present our Balanced Woman seminars within these organizations conventions, etc. Such seminars would be higher revenue per person events than our historical ad hoc seminars.

     Forward Looking Statements of Rides

The information other than historical information, and specifically the information set out in this section, is forward looking information presenting management's beliefs and estimates about the future. These beliefs, plans and estimates are subject to significant risks, including an inability to recruit, hire, and retain skilled seminar facilitators, or a copyright infringement of Balanced Living's unique curriculum materials and products and resulting litigation, as well as risks from the general economic conditions within which the Company must operate.. Other risks could also negatively effect Balanced Living's ability to meet its projections for 2000. These risks include:

         Balanced Living's limited operating history increases the risk of loss to investors.

         Balanced Living was formed in July 1998, and is in the development stages of its business plan. It has no significant assets, has just begun business operations, and considers 1998 and early 1999 to be a period of research and development. Upon completion of this offering it will still be uncertain as to whether we can continue successfully implementing our business plan or that we will ever operate profitably.

         If Balanced Living does not obtain enough money to continue to operate, investors will lose their investment.

         We have no significant assets or operating capital. Balanced Living's auditors deem us a going concern, being totally dependent upon receipt of the proceeds of this offering to provide the working capital necessary to continue the development of our business plan. We have no commitments for additional cash funding beyond what we have obtained to date. In the event that our current resources are not sufficient to move us to internal funding and profitability, we may need to seek additional financing from commercial lenders or other sources, including additional sales of equity, for which it presently has no commitments or arrangements. Additional financing may not be available to Balanced Living on acceptable terms, if at all.

         We rely on Rose Blackham and her continuing service to Balanced Living for the success of their investment.

         Balanced Living also relies heavily on the training, teaching methods, and curriculum of Rose Blackham, which is provided to Balanced Living by independent contract. Currently, Ms. Blackham is the chief facilitator of our seminars, although not an officer or director. The stability and growth of Balanced Living would be significantly compromised if Ms. Blackham were unable or unwilling to perform these responsibilities. We do not carry key person life insurance with respect to any employee or contractor, and we have no employment agreements.

         If Balanced Living's managers spend too much time in their other pursuits, or if they use related companies to profit from dealings with Balanced Living, the investors may lose their investment.

         Many of the services and goods acquired by Balanced Living have been and will likely come from sources connected in some way with members of our management team. Some members of the management team have other interests which could give rise to conflicts with respect to the amount of time devoted to Balanced Living. We presently have no way of knowing if any conflicts of time and interests will be resolved favorably to Balanced Living.

         Investors' money may be lost if Balanced Living's products and services are not accepted by women in the market place.

         Balanced  Living's  business  plan is based upon the  experience of the
         Balanced Woman Seminars given to date and the observed market acceptance of related products and services. We can not determine with any accuracy the exact market share, if any, that we will be able to achieve for Balanced Living's products and services. Balanced Living's business will be subject to all the risks associated with the packaging and introduction of new seminars and product lines for sale into the competitive self- improvement seminar market for women.

         An investment in Balanced Living may be lost if our proprietary works and concepts are stolen or infringed.

         Balanced Living relies primarily on copyright laws and employee and third party nondisclosure agreements to protect its intellectual property. We have completed the registration and copyright of our trademarks, word mark, service mark, and the copyright of all of the materials used in the seminars. Rose Blackham has transferred all rights to any pre-existing concepts and materials to Balanced Living. Unauthorized copying of its products and services could damage us significantly. Although we are not aware that any of our products and services are materially infringing the rights of others, it is possible they are. If so, we could have to modify our products and services, at substantial possible cost. Balanced Living might be subject to lawsuits if it is alleged that it is infringing on the property rights of others. To combat intellectual property risks, we have secured the assistance of an intellectual rights attorney and are taking every measure possible to protect and copyright all of our intellectual property and proprietary products and seminar materials.

         An economic slowdown or change in consumer spending habits could cause you to lose your investment in Balanced Living.

         Balanced Living provides products and services that are not essential to the support of life. In the event of significant economic downturns in the United States or the World caused by any or all of a number of potential causes, the demand for our seminars and products may be significantly reduced and we may not be able to generate enough revenue to maintain operations.

General and administrative expenses rose significantly 1999 vs. 1998. This is as a result of these three main factors:

         o    We had a full time secretary who worked the entire year 1999.

         o We paid our professional and other offering expenses associated with our public offering.

         o We incurred significant travel and other expenses in purchasing our Home Shopping Network effort, which was aborted.

Item 7.  Financial Statements.

What follows are Balanced Living's audited financial statements for the year ended December 31, 1999 and the entire period of Balanced Living's existence to that same date.

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999








                         PRITCHETT, SILER & HARDY, P.C.

                          CERTIFIED PUBLIC ACCOUNTANTS

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                                    CONTENTS

                                                                          PAGE

         --       Independent Auditors' Report                            F-3

         --       Consolidated Balance Sheet, December 31, 1999           F-4

         --       Consolidated Statements of Operations,  for the
                  year ended December 31, 1999 and from inception
                  on January 26, 1998  through  December 31, 1998
                  and 1999                                                F-5

         --       Consolidated    Statement   of    Stockholders'
                  Deficit,  from the date of inception on January
                  26, 1998 through December 31, 1999                      F-6

         --       Consolidated  Statements of Cash Flows, for the
                  year ended December 31, 1999 and from inception
                  on January 26, 1998  through  December 31, 1998
                  and 1999                                                F-7

         --       Notes to Consolidated  Financial Statements         F-8 - F-14

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
BALANCED LIVING, INC. AND SUBSIDIARY
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Balanced Living Inc. and Subsidiary [a development stage company] as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows from inception on January 26, 1998 through December 31, 1998 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Balanced Living, Inc. and Subsidiary as of December 31, 1999, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999 and for the period from inception through December 31, 1998 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company was only recently formed, and has not yet established profitable operations, has incurred losses through December 31, 1999 amounting to $733,868, has current liabilities in excess of current assets and has a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




March 2, 2000
Salt Lake City, Utah

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                              December 31,
                                                                                   1999
                                                                               -----------
CURRENT ASSETS:
  Cash in bank                                                                 $     5,772
  Inventory                                                                          4,615
  Prepaid expenses                                                                     600
                                                                               -----------
          Total Current Assets                                                      10,987

EQUIPMENT, net                                                                       3,620
                                                                               -----------
                                                                               $    14,607
                                                                               ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                             $    31,834
  Notes payable - related party                                                    105,000
  Accrued liabilities                                                                  779
                                                                               -----------
          Total Current Liabilities                                                137,613
                                                                               -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    10,000,000 shares authorized,
    no shares issued and outstanding                                                     -
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    867,849 shares issued and outstanding                                              868
  Paid in capital                                                                  609,994
  Deficit accumulated during the
    development stage                                                             (733,868)
                                                                               -----------
          Total Stockholders' Equity (Deficit)                                    (123,006)
                                                                               -----------
                                                                               $    14,607
                                                                               ===========

 The accompanying notes are an integral part of this consolidated financial statement.

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            From Inception
                                                                                            on January 26,
                                                                  For the                    1998 Through
                                                                Year Ended                   December 31,
                                                                December 31,         ------------------------------
                                                                    1999                1998               1999
                                                               --------------        -----------        -----------
REVENUE                                                        $       42,846        $    14,914        $    57,760

COST OF SALES                                                          44,482             27,325             71,807
                                                               --------------        -----------        -----------
GROSS PROFIT (LOSS)                                                    (1,636)           (12,411)           (14,047)
                                                               --------------        -----------        -----------
EXPENSES:
  General and administrative                                          379,029            248,096            627,125
                                                               --------------        -----------        -----------
OPERATING LOSS                                                       (380,665)          (260,507)          (641,172)

OTHER INCOME (EXPENSE):
  Interest expense                                                    (75,011)           (17,685)           (92,696)
                                                               --------------        -----------        -----------
LOSS BEFORE INCOME TAXES                                             (455,676)          (278,192)          (733,868)

CURRENT TAX EXPENSE                                                         -                  -                  -

DEFERRED TAX EXPENSE                                                        -                  -                  -
                                                               --------------        -----------        -----------

NET LOSS                                                       $     (455,676)       $  (278,192)       $  (733,868)
                                                               ==============        ===========        ===========
LOSS PER COMMON SHARE:
  Basic loss per share                                         $         (.64)       $      (.47)       $     (1.11)
                                                               ==============        ===========        ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FROM THE DATE OF INCEPTION ON JANUARY 26, 1998
                            THROUGH DECEMBER 31, 1999

                                                                                                           Deficit

                                                                                                         Accumulated

                                                           Common Stock                                  During the
                                                   -------------------------------        Paid in        Development
                                                    Shares              Amount            Capital           Stage
                                                   -----------        ------------      -----------      ------------
BALANCE, January 26, 1998                                    -        $          -      $         -      $          -

Issuance of 100,000 shares common
  stock for cash, February 10, 1998 at
  $.01 per share                                       100,000                 100              900                 -

Effect of reorganization of the Company
  through the issuance of 500,000 shares
  of common stock to acquire "The Balanced
  Woman, Inc."  pursuant to agreement
  and plan reorganization on July 14, 1998            500,000                  500            1,500                 -

Consideration received for the grant of
  500,000 non-qualified stock options, at
  $.01 per underlying share of stock                         -                   -            5,000                 -

Consideration received for the grant of
  37,500 stock warrants, at $1.00 per warrant                -                   -           37,500                 -

Net loss for the period ended December 31, 1998              -                   -                -          (278,192)
                                                   -----------        ------------      -----------      ------------
BALANCE, December 31, 1998                             600,000                 600           44,900          (278,192)

Non-cash consideration received for the
  grant of 30,000 stock warrants, at
  $1.00 per warrant                                          -                   -           30,000                 -

Issuance of shares common
  stock for retirement of debt at $2.00
  per share, April 1999                                167,849                 168          335,194                 -

Issuance of 100,000 shares common
  stock for cash at $2.00 per share,
  September 1999                                       100,000                 100          199,900                 -

Net loss for the year ended
  December 31, 1999                                          -                   -                -          (455,676)
                                                   -----------        ------------      -----------      ------------
BALANCE, December  31, 1999                            867,849        $        868      $   609,994      $   (733,868)
                                                   ===========        ============      ===========      ============

 The accompanying notes are an integral part of these consolidated financial statements.

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            From Inception
                                                                                             on January 26,
                                                                  For the                     1998 Through
                                                                Year Ended                    December 31,
                                                                December 31,         ------------------------------
                                                                    1999                1998               1999
                                                               --------------        -----------        -----------
Cash Flows Used by Operating Activities:
  Net loss                                                $         (455,676)   $      (278,192)  $       (733,868)
  Non-cash operating items                                            30,000             37,500             67,500
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
      Depreciation                                                        738                364              1,102
      Non cash expense                                                 10,362                  -             10,362
      Changes in assets and liabilities:
        Increase in inventory                                           8,612            (13,227)            (4,615)
        Increase in prepaid assets                                     34,795            (35,395)              (600)
        Increase in accounts payable                                   25,964              5,870             31,834
        Increase in accrued liabilities                                (4,600)             5,379                779
                                                               --------------        -----------        -----------
          Net Cash Used by Operating
            Activities                                              (349,805)          (277,701)          (627,506)
                                                               --------------        -----------        -----------
Cash Flows Used by Investing Activities:
  Equipment purchases                                                 (1,086)            (3,636)            (4,722)
                                                               --------------        -----------        -----------
          Net Cash Used by Investing Activities                        (1,086)            (3,636)            (4,722)
                                                               --------------        -----------        -----------
Cash Flows Provided by Financing Activities:
  Proceeds from options granted                                            -              5,000              5,000
  Proceeds from common stock issuance                                200,000              3,000            203,000
  Proceeds from issuance of warrants
    and notes payable                                                 100,000            330,000            430,000
                                                               --------------        -----------        -----------
          Net Cash Provided by Financing
             Activities                                               300,000            338,000            638,000
                                                               --------------        -----------        -----------
Net Increase in Cash                                                 (508,011)            56,663              5,772

Cash at Beginning of Period                                            56,663                  -                  -
                                                               --------------        -----------        -----------
Cash at End of Period                                          $        5,772        $    56,663        $     5,772
                                                               ==============        ===========        ===========
Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                                                   $       9,400        $    14,980        $    24,880
    Income taxes                                               $           -        $         -        $         -

Supplemental schedule of Noncash Investing and Financing Activities:
  For the year ended December 31, 1999:
    The Company issued 30,000 warrants at $1.00 per warrant which was charged to interest expense.

    The Company issued 167,849 shares to retire debt in the amount of $335,362.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - The Balanced Woman, Inc. ("Subsidiary") was organized under the laws of the State of Colorado on January 26, 1998. During July, 1998 the Company was reorganized through a stock for stock exchange with Balanced Living, Inc. ("Parent") [See Note 2]. Balanced Living, Inc. a Colorado corporation, was organized on July 1, 1998. The Company has not raised significant revenue from planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is engaged in the business of holding motivational seminars, and selling books and other motivational products. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, The Balanced Woman, Inc. All significant intercompany transactions have been eliminated in consolidation.

     Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

     Equipment - Equipment is carried at cost and is depreciated over the estimated useful life of the equipment using the straight line method.

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

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - INVENTORIES

     Inventories consisted of finished goods in the amount of $8,615 at December 31, 1999: An allowance for obsolete or slow moving inventory of $4,000 was recorded during 1999.

NOTE 4 - EQUIPMENT

     Equipment consists of the following:

                                            Estimated                      December 31,
                                           Useful Lives          --------------------------------
                                             in Years                1999                 1998
                                            -----------          -----------          -----------
           Office equipment                   5 - 7              $     4,722    $           4,722
                                            -----------          -----------          -----------
                                                                       4,722                4,722
           Accumulated depreciation                                   (1,102)                (364)
                                                                 -----------          -----------
                                                                 $     3,620          $     3,272
                                                                 ===========          ===========

     Depreciation expense for the periods ended December 31, 1999, and 1998 was $738 and $364.

NOTE 5 - NOTES PAYABLE

     During 1999, the Company issued subordinated demand notes payable to an officer and shareholder, of the Company in the amount of $105,000. The notes bear interest at a rate of 10% per annum with quarterly interest payments, the notes are due on demand. Note-holders can demand payment of the unpaid principal plus accrued interest in order to purchase other equity opportunities in the Company of equal value at any time prior to the maturity date.

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Stock Warrants - During 1998, Subsidiary issued 165,000 common stock warrants to various officers, directors and consultants in conjunction with the issuance of subordinated notes payable [See Note 5]. Due to the reorganization of the company [See note 2], the warrants of Subsidiary were cancelled, and re-issued under the same terms by Parent during 1998. Each warrant grants the holder the right to purchase one share of the Company's common stock at a price of $1 per share. The warrants may be exercised at any time prior to March 1, 2003. An additional 30,000 warrants were issued subsequent to December, 1998. The Company has accrued additional interest expense for warrants issued after November 1999 as the exercise price of the warrants were less than the arbitrary value of $2.00 proposed for the Company's upcoming stock offering. During 1998, $37,500 was capitalized as prepaid interest expenses and is being amortized over the life of the note. All amounts were expensed in 1999. An additional $30,000 was expensed in 1999 and will be amortized over the life of the note.

     Stock Option Plan - During January, 1998 the Company implemented its 1998 stock option plan. The plan provides for 1,000,000 shares of common stock to be reserved for issuance to officers, directors, employees and consultants as employment incentives. As of December 31, 1999, no options have been issued under the plan. Options granted vest over a five year period. As of December 31, 1999 no options had vested.

     Non-Qualified Stock Options - As of December 31, 1999, the Company has issued a total of 500,000 options outside of the 1998 stock option plan to various officers, directors and consultants of the Company. These options are exercisable at $1 per share, and vest over a five-year period, based upon certain conditions specified in the option agreement. The options expire five years from the date of vesting. As of December 31, 1998, no options had vested.

     Public Offering of Common Stock - The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. The Company sold 100,000 "Units" at a price of $2 per Unit, which price was arbitrarily determined by the Company. Each Unit consists of one share of the Company's $.001 par value common stock sold at $2 per share, one "Class A Warrant" to purchase one share of common stock at $3 per share, one "Class B Warrant" to purchase one share of common stock at $5 per share, and one "Class C Warrant" to purchase one share of common stock at $10 per share. All warrants issued under the offering will expire on December 31, 2003. The warrants are callable if, after one year from the issuance date, public trading develops and trading occurs for at least 20 consecutive days. The warrants are callable at $.01 per warrant upon 30 days notice by the Company to warrant holders. The Units will be offered and sold by officers of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering.

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK [Continued]

     Retirement of Notes Payable - The Company retired $330,000 of the principal balance of Subordinated Demand Notes Payable and $5,362 of accrued interest for the issuance of common stock at $2.00 per share for a total of 167,849 shares of common stock issued. Partial shares were rounded up to the next whole share. The Company also issued with each share of common stock, one "Class A Warrant" to purchase one share of common stock at $3 per share, one "Class B Warrant" to purchase one share of common stock at $5 per share, and one "Class C Warrant" to purchase one share of common stock at $10 per share. All warrants issued will expire on December 31, 2003. The warrants are callable if, after one year from the issuance date, public trading develops and trading occurs for at least 20 consecutive days. The warrants are callable at $.01 per warrant upon 30 days notice by the Company to warrant holders. Although Management believes the issuance of stock and warrants to reduce this debt is exempt from registration with the Securities and Exchange Commission, the possibility exists that it may ultimately be determined that the exchange of stock and warrants for debt was not exempt.

     A summary of the status of the options granted under the Company's stock option plans and other agreements at December 31, 1999 and changes during the period then ended is presented in the table below:

                                                         1998                              December 31, 1999
                                                 -------------------------                -------------------------
                                                          Weighted Average                         Weighted Average
                                              Shares       Exercise Price             Shares        Exercise Price
                                             --------      ---------------            --------     ----------------
     Outstanding at beginning of period             -      $             -             500,000     $          1.00
     Granted                                  500,000                 1.00                   -
     Exercised                                      -                    -                   -                    -
     Forfeited                                      -                    -                   -                    -
     Canceled                                       -                    -                   -                    -
                                             --------      ---------------            --------     ----------------
     Outstanding at end of Period             500,000      $          1.00             500,000     $          1.00
                                             ========      ===============            ========     ================
     Exercisable at end of period                   -      $          1.00                   -     $          1.00
                                             ========      ===============            ========     ================
     Weighted average fair value of
       options granted                        500,000      $             -             500,000     $              -
                                             ========      ===============            ========     ================

     The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended
     December 31, 1999: risk-free interest rate of 4.879%, expected dividend yield of 0%, expected life of 5 years, and expected volatility of 0%.

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK [Continued]

     A summary of the status of the options outstanding under the Company's stock option plans and other agreements at December 31, 1999 is presented below:

                                         Options Outstanding                              Options Exercisable
                          -------------------------------------------------------    -------------------------------
                                          Weighted-Average       Weighted Average                   Weighted-Average
          Range of          Number            Remaining              Exercise          Number           Exercise
       Exercise Prices    Outstanding     Contractual Life             Price         Exercisable          Price
       ---------------    -----------     ----------------       ----------------    -----------    ----------------
           $1.00             500,000          5 years                 $1.00                   0           $1.00

     The Company accounts for its option plans and other option agreements under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, since all options granted were granted with exercise prices at market value or above, no compensation cost has been recognized in the accompanying financial statements. Had compensation cost for these options been determined based on the fair value at the grant dates for awards under these plans and other option agreements consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per common share would have been the proforma amounts as indicated below:

                                            Year Ended            Period Ended
                                            December 31,           December 31,
                                               1999                    1998
                                          ---------------       ---------------

         Net Loss          As reported    $     (455,676)       $      (278,192)
                           Proforma       $     (455,676)       $      (278,192)

         Loss per share    As reported         $    (.64)              $   (.47)
                           Proforma            $    (.64)              $   (.47)

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 1999 the Company has available unused operating loss carryforwards of approximately $730,000, which may be applied against future taxable income and which expire in 2019.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $248,000 as of December 31, 1999 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $153,500 during 1999.

NOTE 8 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                                            From Inception
                                                                            on January 26,
                                                 For the                     1998 Through
                                                Year Ended                    December 31,
                                               December 31,         ------------------------------
                                                   1999                 1998               1999
                                              --------------        -----------        -----------
       Loss from continuing
         operations applicable to
         common shareholders
         (Numerator)                          $     (455,676)       $  (278,192)       $   (733,868)
                                              --------------        -----------        -----------
       Weighted average number of
         common shares outstanding
         used in loss per share during
         the period (Denominator)                    713,929            600,000            661,304
                                              --------------        -----------        -----------

     Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive.

     The Company had at December 31, 1999, options and warrants to purchase 1,333,547 and 80,000 shares of common stock, respectively, at prices of $1.00 through $10.00 per share, that were not included in the computation of diluted loss per share because their effect was anti-dilutive

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS

     The Company has agreed to compensate a majority shareholder, who is also an independent contractor to the Company, for her services to the Company in shares of the Company's restricted common stock. The exact number of shares has yet to be negotiated with the board of directors of the Company, and may be subject to vesting rights imposed by the Company. No amounts have been accrued in the accompanying financial statements for this agreement to issue stock.

NOTE 10 - SUB-LEASE AGREEMENT

     During 1998, the Company entered into an agreement to sub-lease office space. The term of the lease is 10.5 months, with no option to renew. The agreement terminated on June 1, 1999. Total base rent amounts to $6,300 and is due in monthly installments of $600. During 1999, the Company renewed the lease for an additional year at $620 a month.

NOTE 11 - RELATED PARTY TRANSACTIONS

     Management Compensation - The Company paid $48,000 in salary to the Company's President/Secretary-Treasurer during the period ended December 31, 1999.

     Notes Payable - As of December 31, 1999 the Company had outstanding subordinated demand notes payable to an officers, directors, shareholders totaling $105,000 [See Note 5].

NOTE 13 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company was only recently formed,  has  not  yet  established  profitable  operations,  has  incurred significant losses since inception, and has a stockholder's deficit. The Company also has current liabilities in excess of current assets (a working capital deficiency). These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 8.  Changes In and Disagreements with Accountants.

There have been no changes in the outside auditors of the Company and no disagreements with outside auditors in 1999.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Currently Balanced Living has only one director and one officer, and the same person holds all of these positions. The lack of resources in the Company and the resulting inability to pay salaries or to acquire director liability insurance have resulted in an inability to attract anyone else to serve as a managing officer or director of the Company:

             NAME           AGE                   POSITION

     Jeannene N. Barham      63       President, Secretary/Treasurer and sole
                                      Director of Balanced Living and of The
                                      Balanced Woman, Inc.

Directors of Balanced Living are elected by the shareholders annually, or as needed by the board of directors to fill vacancies.

         Jeannene N. Barham is a founder of Balanced Living and of The Balanced Woman, Inc., and has held her current position since the inception of Balanced Living and of Balanced Woman. Prior to joining Balanced Living Ms. Barham was a director of public relations for the Focus Foundation, a non-profit entity organized to help at-risk children. Between 1979 and 1990 she was Vice President of Marketing and Operations at The Charles Hobbs Corp. (time management seminars and products). She is active in community affairs, and currently serves as National President of the Lambda Delta Sigma sorority. Ms. Barham is the sister of Rose Blackham.

Balanced Living relies on independent contractors to provide key services to the Company and advice to Ms. Barham. These key contractors are:

         Rose N. Blackham is a founder of Balanced Living and of Balanced Woman, and has acted as chief facilitator in the company since the inception of Balanced Woman. Prior to joining Balanced Living, Ms. Blackham has conducted management training and personal growth seminars as an independent contractor and consultant. She has been involved in the management training and personal development industry for over twenty
         (20) years. Ms. Blackham is the originator of the Balanced Woman concept and is the chief facilitator for Balanced Woman seminars. The loss of Ms. Blackham's counsel and services would have a material adverse impact on the Balanced Living. Ms. Blackham is the sister of Jeannene Barham.

         Lisa Hawthorne is a founder of Balanced Living and of The Balanced Woman, Inc., and she assists with program and product development. Prior to joining Balanced Living, she was employed full time by Franklin Quest Company, Inc., first as International Operations Manager, and later as Director of Management and Employee Training and Development.

         Teri Sundh is a founder of Balanced Living and of The Balanced Woman, Inc., and has assisted with developing the sales and marketing strategy for Balanced Living and Balanced Woman as an independent contractor. Prior to joining Balanced Living, Ms. Sundh worked as Vice President of Public Seminars for Franklin Quest Company, Inc. and as a consultant for numerous other seminar training companies.

We are not currently covered by Section 16 of the Securities and Exchange Act.

Item 10.  Executive Compensation

The following table sets forth the aggregate (total) compensation paid to the Chief Executive Officer of Balanced Living for the year ended December 31, 1999 and for the period since the inception of the Company. No executive officer was paid $100,000 or more during the entire period of the Company's existence.

                                                          (c)           (d)
Name And Principal Position            Year             Salary $      Bonus $
---------------------------            ----             --------      -------

Jeannene Barham                        1999             $48,000       -0-
President and Chief Executive Officer  Since inception  $48,000       -0-
                                       to 12/31/98
_________________________________
Explanation of Columns:
(c)  SALARY: Total base salary earned during applicable period.
(d) BONUS: Any incentive award paid for results achieved during the applicable period. Any amounts deferred at the election of the executive are included in the reported amounts. There is no formula for determining bonuses.


No officer or employee of Balanced Living has an employment agreement with Balanced Living at this time. If Balanced Living's business plan proves initially successful, management intends to recommend to the board of directors that the president and all key employees be covered by employment agreements and non-compete provisions.

On July 6, 1998, the board of directors of Balanced Living adopted and the present stockholders approved, a 1998 Stock Option Plan. The 1998 Plan authorizes the granting of awards of up to 1,000,000 shares of common stock to Balanced Living's key employees, officers, directors, consultants, advisors, and sales representatives. Awards consist of stock options (both non-qualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 1998 Plan.

The 1998 Plan is administered by the board of directors which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the 1998 Plan. In connection with qualified stock options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of Balanced Living). The aggregate fair market value of shares for which qualified stock options are exercisable for the first time by such employee during any calendar year may not exceed

$100,000. Non-qualified stock options granted under the 1998 Plan may be granted at a price determined by the board of directors, not to be less than the fair market value of the common stock on the date of grant.

The 1998 Plan also contains certain change in control provisions which could cause options and other awards to become immediately exercisable and restrictions and deferral limitations applicable to other awards to lapse in the event any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, including a "group" as defined in Section 13(d), but excluding certain stockholders of Balanced Living, became the beneficial owners of more than 25% of Balanced Living's outstanding shares of common stock.

The following table shows the stock options issued to management during 1999 and totals of outstanding stock options or warrants in the hands of management at December 31, 1999.

  ================== ================= ====================== =================== ============== ======================
                     Number of         % of Total Options     Exercise or Base    Expiration     Potential Realizable
                     Securities        Granted to Employees   Price ($/Sh)        Date for       Value at Assumed
  Name               Underlying        in Fiscal year                             Option Term    Annual Rates of
                     Options Granted                                                             Stock Price
                     (#)                                                                         Appreciation for
                                                                                                 Option Term
  ------------------ ----------------- ---------------------- ------------------- -------------- ----------------------
  Jeannene Barham            0                    0                    0                 0                 0

  Rose Blackham              0                    0                    0                 0                 0
  ================== ================= ====================== =================== ============== ======================

The following table contains information regarding the fiscal year-end value of unexercised options held by the persons in the above table. The aggregate value of the options was calculated using the book value of a share of the Company's common stock at December 31, 1999. There was no market for the Company's common stock as of that date.

========================= ================= =============== ================================== ==================================
                                                             Number of securities underlying         Value of unexercised
                                                               unexercised options/SARs at       in-the-money options/SARs at
                                                                     fiscal year end                   fiscal year end
                                                                           (#)                               ($)
                                                            ---------------------------------- ----------------------------------
                          Shares Acquired       Value
          Name            on Exercise (#)    Realized ($)   Exercisable       Unexercisable    Exercisable       Unexercisable
------------------------- ----------------- --------------- ---------------------------------- ----------------------------------
Jeannene Barham                   0                0        42,502            0                0                 0

Rose Blackham                     0                0        154,384           0                0                 0
========================= ================= =============== ================================== ==================================


Balanced Living has no arrangements pursuant to which directors have been compensated to date. No such director compensation has been paid. We have no plans to pay directors' compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 1999, to the extent known to the Company, (i) each executive officer of the Company, (ii) each director of the Company, (iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of any class of the Company's stock, and (iv) all directors and officers as a group.

===================================== ==================== =================
        Name and Address (1)          Number of Shares      Percentage of
                                      Beneficially Owned     Class (2)
------------------------------------- -------------------- -----------------
Jeannene Barham (sole officer
  and director)                            348,336 (3)         40.137%
Rose Blackham (key consultant)             454,384 (4)         52.0357%
All Executive Officers and Directors
  as Group (Ms. Barham solely)             348,336             40.137%
===================================== ==================== =================

(1) The address for Ms. Barham is 6375 South Highland Drive, Salt Lake City, Utah 84121. The address for Ms. Blackham is 225 Monroe Street, Denver, Colorado 80206. The address for Rose Blackham is 225 Monroe Street, Denver, Colorado 80206.

(2) Based on 867,849 shares of the Company's Common Stock issued and outstanding on December 31, 1999. Under Rule 13d-3 of the Exchange Act, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding.

(3) Includes 305,834 shares owned directly by Ms. Barham and 42,502 shares underlying options and warrants to acquire common stock exercisable within 60 days.

(4) Includes 154,384 shares underlying options and warrants to acquire common stock which are exercisable within 60 days.

Item 12.  Certain Relationships and Related Transactions

There have been no transactions with management or significant shareholders other than the compensation and stock options disclosed above or discussed below. All facilities, supplies and manufacturing has been obtained from third party sources unrelated to the Company or any of its affiliates.

At the inception of The Balanced Woman, Inc., Rose Blackham entered into a subscription agreement that required payment to the Company of $1,000 and the transfer by her of the intellectual property rights of the Balanced Woman concept and name to Balanced Woman in return for the issuance of 250,000 shares of stock. Balanced Woman and Rose Blackham also entered into a defining intellectual property transfer agreement.

At the same time, Jeannene Barham entered into a subscription agreement that required payment of $1,000 and for Ms. Barham to be responsible for the management and recruitment of the management team for day to day operations and the continued development of the Balanced Woman concept in return for the issuance of 250,000 shares of stock.

On July 5, 1998, in conjunction with the formation of Balanced Living, both Jeannene Barham and Rose Blackham entered subscription agreements requiring the payment of $500 each for 50,000 shares of Balanced Living stock each.

On July 10, 1998, by written consent of the shareholders, of both Balanced Living and Balanced Woman, approval was given for a resolution by the board of directors, of both Balanced Living and Balanced Woman, for approval of an agreement and plan of reorganization between the two companies. Under the terms and conditions of this agreement, both Jeannene Barham and Rose Blackham where issued, upon the receipt and cancellation of their Balanced Woman certificates for 250,000 shares of stock each, 250,000 shares of Balanced Living stock each. Balanced Woman warrants were also canceled and Balanced Living warrants issued under the terms and conditions of this agreement. Rose Blackham was issued 25,000 Balanced Living warrants to purchase a total of 25,000 shares of Balanced Living's common stock, at $1.00 per share and Jeannene Barham was issued 5,000 Balanced Living warrants to purchase a total of 5,000 shares of Balanced Living's common stock, at $1.00 per share.

Ten women who assisted in forming Balanced Living acquired stock options covering a total of 500,000 shares of Balanced Living common stock at an exercise price of $1.00 per share. These options are for 50,000 shares each and vest over a five-year period with 10,000 shares vesting for each option holder each year, assuming goals outlined in the option agreements are met. The 10 founders of Balanced Living are:

     o       Rose Blackham
     o       Jeannene Barham
     o       Terri Sundh
     o       Lisa Hawthorne
     o       Linda Ford
     o       Carole F. Madsen
     o       Gail Showalter Soderling
     o       Carol N. Jensen
     o       Barbara Ann Curl
     o       Keri McQuire

On October 30, 1998, Balanced Living borrowed $25,000 from Rose Blackham and in that connection issued 25,000 warrants to purchase a total of 12,500 shares of Balanced Living's common stock, at $1.00 per share, to Rose Blackham.

On March 15, 1999, Balanced Living borrowed $60,000 from Rose Blackham and in that connection issued 30,000 warrants to purchase a total of 30,000 shares of Balanced Living's common stock, at $1.00 per share, to Rose Blackham.

On April 30, 1999, $86,421 in demand notes held by Ms. Barham and Ms. Blackham had their unpaid principal amount and any accrued interest converted into Balanced Living common stock units identical in terms and pricing as the units offered in this offering. Rose Blackham converted her notes and accrued interest for 38,128 units and Jeannene Barham converted her note and accrued interest for 5,084 units. These conversions of demand notes, together with the conversion of other demand notes, saved us significant ongoing interest expense and increased our borrowing capacity by reducing existing debt. In September and December, Rose Blackham advanced a total of $105,000 to the Company by means of demand promissory notes bearing 10% interest.

Item 13.  Exhibits and Reports on Form 8-K

There have been no reports on Form 8-K filed in 1999.

The following exhibits are submitted with or incorporated by referenced into this report:

3.1     Articles of Incorporation            (incorporated by reference from the
                                             Company's Form SB-2 Registration
                                             Statement, file number 333-69415)

3.2      By-Laws                             (incorporated by reference from the
                                             Company's Form SB-2 Registration
                                             Statement, file number 333-69415)

4.1      Agreement & Plan of Reorganization  (incorporated by reference from the
         with The Balanced Woman, Inc.       Company's Form SB-2 Registration
                                             Statement, file number 333-69415)

4.2      Stock Option Agreement with         (incorporated by reference from the
         Jeannene Barham                     Company's Form SB-2 Registration
                                             Statement, file number 333-69415)

4.3      Stock Option Agreement with         (incorporated by reference from the
         Rose Blackham                       Company's Form SB-2 Registration
                                             Statement, file number 333-69415)

4.4      Stock Option Agreement with         (incorporated by reference from the
         Terri Sundh                         Company's Form SB-2 Registration
                                             Statement, file number 333-69415)

4.5      Stock Option Agreement with         (incorporated by reference from the
         Lisa Hawthorne                      Company's Form SB-2 Registration
                                             Statement, file number 333-69415)

10.1     Stock Option Plan                   (incorporated by reference from the
                                             Company's Form SB-2 Registration
                                             Statement, file number 333-69415)

10.2     Intellectual Property Transfer      (incorporated by reference from the
         Agreement                           Company's Form SB-2 Registration
                                             Statement, file number 333-69415)

21       Subsidiaries of the small business  (incorporated by reference from the
         issuer                              Company's Form SB-2 Registration
                                             Statement, file number 333-69415)

23.1     Consent of Pritchett, Siler &       Attached
         Hardy P.C.

27       Financial Data Schedule             Attached

99.1     Form of Class A Warrant             (incorporated by reference from the
                                             Company's Form SB-2 Registration
                                             Statement, file number 333-69415)

99.3     Form of Class B Warrant             (incorporated by reference from the
                                             Company's Form SB-2 Registration
                                             Statement, file number 333-69415)

99.4     Form of Class C Warrant             (incorporated by reference from the
                                             Company's Form SB-2 Registration
                                             Statement, file number 333-69415)

99.5     Form of Warrant Agreement with      (incorporated by reference from the
         Trust Agreement                     Company's Form SB-2 Registration
                                             Statement, file number 333-69415)

99.6     Lease Agreement                     (incorporated by reference from the
                                             Company's Form SB-2 Registration
                                             Statement, file number 333-69415)



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALANCED LIVING, INC.                                DATE:


By /s/ Jeannene Barham                               March 28, 2000
   -------------------------
   Jeannene Barham,
   Sole Officer and Director