Form 10QSB
period 2000-03-31
BALANCED LIVING INC
filed 2000-05-12
CIK 1074909

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

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
  (State or other jurisdiction of           (I.R.S. employer identification No.)
  incorporation or organization)


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

                                    Yes X No

  Common Stock outstanding at March 31, 2000:867,849 shares of $.001 par value

                              BALANCED LIVING, INC.
                         [ A Development Stage Company ]

                                      INDEX

PART I  Financial Information

Item 1 Accountants' Review Report                                            3

Unaudited Condensed Consolidated Balance Sheets, March 31, 2000
and December 31, 1999                                                        4

Unaudited Condensed Consolidated Statements of Operations,  for
the three months ended March 31, 2000 and 1999 and from inception on
January 26, 1998 through March 31, 2000                                      5

Unaudited Condensed Consolidated Statements of Cash Flows, for
the three months ended March 31, 2000 and 1999 and from inception on
January 26, 1998 through March 31, 2000                                      6

Notes to Unaudited Condensed Consolidated Financial Statements            7 - 12

Item 2 Management's Discussion and Analysis                                 13


PART II Other Information

Item 1 Legal Proceedings                                                    16

Item 2 Changes in Securities                                                16

Item 3 Defaults upon Senior Securities                                      16

Item 4 Submission of Matters to a vote of Security Holders                  16

Item 5 Other Information                                                    16

Item 6 Exhibits and Reports on Form 8-K                                     16

Signature page                                                              16

                          PART I FINANCIAL INFORMATION

Item 1 Financial Statements

                           ACCOUNTANTS' REVIEW REPORT

Board of Directors
BALANCED LIVING, INC. AND SUBSIDIARY
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Balanced Living, Inc. and Subsidiary [a development stage company] as of March 31, 2000 and the related condensed statements of operations and cash flows for the three months ended March 31, 2000 and for the period from inception on January 26, 1998 through March 31, 2000. These financial statements are the responsibility of the Company's management. All information included in these financial statements is the representation of management of Balanced Living, Inc. and Subsidiary.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Balanced Living, Inc. and Subsidiary will continue as a going concern. As discussed in
Note 12 to the financial statements, Balanced Living, Inc. and Subsidiary has current liabilities in excess of current assets, has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

May 4, 2000
Salt Lake City, Utah

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  [Unaudited - See Accountants' Review Report]

                                     ASSETS

                                                                               March 31,            December 31,
                                                                                 2000                   1999
                                                                            ----------------       ----------------
CURRENT ASSETS:
     Cash in bank                                                           $         55,962       $          5,772
     Inventory                                                                         4,152                  4,615
     Prepaid expenses                                                                    600                    600
                                                                            ----------------       ----------------
               Total Current Assets                                                   60,714                 10,987

EQUIPMENT, net                                                                         3,417                  3,620
                                                                            ----------------       ----------------
                                                                            $         64,131       $         14,607
                                                                            ----------------       ----------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                       $         11,553       $         31,834
     Notes payable - related party                                                   255,000                105,000
     Accrued liabilities                                                               5,404                    779
                                                                            ----------------       ----------------
               Total Current Liabilities                                             271,957                137,613
                                                                            ----------------       ----------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value,
       10,000,000 shares authorized,
       no shares issued and outstanding                                                    -                      -
     Common stock, $.001 par value,
       50,000,000 shares authorized,
       867,849 shares issued and outstanding                                             868                    868
     Additional paid in capital                                                      609,994                609,994
     Deficit accumulated during the
       development stage                                                            (818,688)              (733,868)
                                                                            ----------------       ----------------
               Total Stockholders' Equity (Deficit)                                 (207,826)              (123,006)
                                                                            ----------------       ----------------
                                                                            $         64,131       $         14,607
                                                                            ----------------       ----------------


Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

                  The accompanying notes are an integral part of these consolidated financial statements.

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  [Unaudited - See Accountants' Review Report]

                                                                   For the Three                     From Inception
                                                                   Months Ended                      on January 26,
                                                                     March 31,                        1998 Through
                                                          ------------------------------                 March 31,
                                                            2000                1999                       2000
                                                          ------------       -----------              -------------
REVENUE                                                   $      3,573       $     9,869              $      61,333

COST OF SALES  3,271                                             6,435            75,078
                                                          ------------       -----------              -------------
GROSS PROFIT (LOSS)                                                302             3,434                    (13,745)
                                                          ------------       -----------              -------------
EXPENSES:

    General and administrative                                  80,414            81,642                    707,539
                                                          ------------       -----------              -------------
OPERATING LOSS (80,112)                                        (78,208)         (721,784)

OTHER INCOME (EXPENSE):

    Interest expense                                            (4,708)           14,752                    (97,404)
                                                          ------------       -----------              -------------
LOSS BEFORE INCOME TAXES                                       (84,820)          (92,960)                  (818,688)

CURRENT TAX EXPENSE                                                  -                 -                          -

DEFERRED TAX EXPENSE                                                 -                 -                          -
                                                          ------------       -----------              -------------

NET LOSS                                                  $    (84,820)      $   (92,960)             $    (818,688)
                                                          ============       ===========              =============
LOSS PER COMMON SHARE:
    Basic loss per share                                  $       (.10)      $      (.16)             $       (1.09)
                                                          ============       ===========              =============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  [Unaudited - See Accountants' Review Report]


                                                                  For the Three                     From Inception
                                                                  Months Ended                       on January 26,
                                                                    March 31,                         1998 Through
                                                          ------------------------------                March 31,
                                                            2000                1999                       2000
                                                          ------------       -----------              -------------
Cash Flows From Operating Activities:
   Net loss                                               $    (84,820)      $   (92,960)             $    (818,688)
   Non-cash operating items                                          -            30,000                     67,500
   Adjustments to reconcile net
     loss to net cash used by
     operating activities:
      Depreciation                                                 203               168                      1,305
      Non-cash expense                                               -                 -                     10,362
      Changes in assets and liabilities:
        (Increase) decrease in inventory                           463             1,200                     (4,152)
        (Increase) decrease in prepaid assets                        -           (19,438)                      (600)
        Increase (decrease) in accounts payable                (20,281)            2,156                     11,553
        Increase in accrued liabilities                          4,625               436                      5,404
                                                          ------------       -----------              -------------
          Net Cash Used by Operating
             Activities                                        (99,810)          (78,438)                  (727,316)
                                                          ------------       -----------              -------------
Cash Flows From Investing Activities:
   Equipment purchases                                               -            (1,086)                    (4,722)
                                                          ------------       -----------              -------------
          Net Cash Used by Investing Activities                      -            (1,086)                    (4,722)
                                                          ------------       -----------              -------------
Cash Flows From Financing Activities:

   Proceeds from options granted                                     -                 -                      5,000
   Proceeds from common stock issuance                               -                 -                    203,000
   Proceeds from issuance of warrants
    and notes payable                                          150,000            60,000                    580,000
                                                          ------------       -----------              -------------
          Net Cash Provided by Financing
             Activities                                        150,000            60,000                    788,000
                                                          ------------       -----------              -------------
Net Increase in Cash                                            50,190           (19,524)                    55,962

Cash at Beginning of Period                                      5,772            56,663                          -
                                                          ------------       -----------              -------------
Cash at End of Period                                     $     55,962       $    37,139              $      55,962
                                                          ============       ===========              =============
Supplemental Disclosures of Cash Flow information:

   Cash paid during the period for:
     Interest                                             $          -       $     4,190              $      24,880
     Income taxes                                         $          -       $         -              $           -

Supplemental schedule of Noncash Investing and Financing Activities:
   For the three months ended March 31, 2000:
       None.

   For the three months ended March 31, 1999:
        None.


       The accompanying notes are an integral part of these unaudited  condensed consolidated financial statements.

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments ( which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

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

     Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with SFAS No. 128 "Earnings Per Share". Diluted loss per share is not presented because its effect is antidilutive.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities...", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.)," were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - INVENTORIES

     Inventories consisted of finished goods in the amount of $8,152 at March 31, 2000. An allowance for obsolete or slow moving inventory of $4,000 was recorded during 1999.

NOTE 4 - EQUIPMENT

     Equipment consists of the following:

                                      Estimated
                                      Useful Lives   March 31,    December 31,
                                        in Years       2000          1999
                                       -----------   ---------    ---------
           Office equipment              5 - 7       $   4,722    $   4,722
                                       -----------   ---------    ---------
                                                         4,722        4,722
           Accumulated depreciation                     (1,305)      (1,102)
                                                     ---------    ---------
                                                     $   3,417    $   3,620
                                                     ---------    ---------

     Depreciation expense for the periods ended March 31, 2000 was $203 and $168.

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

     During 1999, the Company issued subordinated demand notes payable to an officer and shareholder, of the Company in the amount of $105,000. The notes bear interest at a rate of 10% per annum with quarterly interest payments, the notes are due on demand. Note-holders can demand payment of the unpaid principal plus accrued interest in order to purchase other equity opportunities in the Company of equal value at any time prior to the maturity date. During the three months ended March 31, 2000 the Company issued an additional $150,000. Accrued interest as of March 31, 2000 was $5,404.

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

     Stock Option Plan - During January, 1998 the Company implemented its 1998 stock option plan. The plan provides for 1,000,000 shares of common stock to be reserved for issuance to officers, directors, employees and consultants as employment incentives. As of March 31, 2000, no options have been issued under the plan. Options granted under the plan vest over a five year period.

     Non-Qualified Stock Options - As of March 31, 2000, the Company has issued a total of 500,000 options outside of the 1998 stock option plan to various officers, directors and consultants of the Company. These options are exercisable at $1 per share, and vest over a five-year period, based upon certain conditions specified in the option agreement. The options expire five years from the date of vesting. As of March 31, 2000, no options had vested.

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK [Continued]

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

     Retirement of Notes Payable - During 1999, the Company retired $330,000 of the principal balance of Subordinated Demand Notes Payable and $5,362 of accrued interest for the issuance of common stock at $2.00 per share for a total of 167,849 shares of common stock issued. Partial shares were rounded up to the next whole share. The Company also issued with each share of common stock, one "Class A Warrant" to purchase one share of common stock at $3 per share, one "Class B Warrant" to purchase one share of common stock at $5 per share, and one "Class C Warrant" to purchase one share of common stock at $10 per share. All warrants issued will expire on December 31, 2003. The warrants are callable if, after one year from the issuance date, public trading develops and trading occurs for at least 20 consecutive days. The warrants are callable at $.01 per warrant upon 30 days notice by the Company to warrant holders. Although Management believes the issuance of stock and warrants to reduce this debt is exempt from registration with the Securities and Exchange Commission, the possibility exists that it may ultimately be determined that the exchange of stock and warrants for debt was not exempt.

NOTE 7 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2000 the Company has available unused operating loss carryforwards of approximately $818,000, which may be applied against future taxable income and which expire in 2019.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $300,000 as of March 31, 2000 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $31,000 during the three months ended March 31, 2000.

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:


                                             For the Three        From Inception
                                             Months Ended         on January 26,
                                              March 31,            1998 Through
                                         ---------------------       March 31,
                                           2000        1999            1999
                                         ---------   ---------      ----------
       Loss from continuing
         operations applicable to
         common shareholders
           (Numerator)                   $ (84,820)  $ (92,960)     $ (818,688)
                                         ---------   ---------      ----------
       Weighted average number of
         common shares outstanding
         used in loss per share during
         the period (Denominator)          867,849     600,000         753,392
                                         ---------   ---------      ----------

     Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive.

     The  Company  had at  March  31,2000,  options  and  warrants  to  purchase
     1,333,547 and 80,000 shares of common stock , respectively, at prices of $1.00 through $10.00 per share, that were not included in the computation of diluted loss per share because their effect was anti-dilutive

NOTE 9 - COMMITMENTS

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

                      BALANCED LIVING, INC. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS

     Management Compensation - The Company paid $12,000 in salary to the Company's President/Secretary-Treasurer during the period ended March 31, 2000.

     Notes Payable - As of March 31, 2000 the Company had outstanding subordinated demand notes payable to an officers, directors, shareholders totaling $255,000 [See Note 5].

NOTE 12 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has current liabilities in excess of current assets, has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has a stockholders deficit. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is hopeful that it can generate adequate capital through improved operations and reductions in expenditures. If necessary, management will raise additional funds through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                          PART I FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis.

Balanced Living is a new enterprise and a development stage company.

In the first quarter of 2000 we presented one (1) seminar, compared to six (6) seminars presented in the same quarter last year. Management was occupied with developing the new stand alone products described in the Annual Report on form 10-KSB for the year ended December 31, 1999, and decided to devote the available funds and time to that project rather than additional seminars. We hope to begin to schedule seminars in the second quarter of 2000 and to recommence that aspect of our business continuously thereafter.

We have not yet sold any products outside of our seminars, although development of such products is on track for projected sales commencing as early as the second quarter of 2000.

Balanced Living continues to operate at a loss, although at a lower loss level than during the first quarter of 1999. The reason for the lower loss in the first quarter of 2000 than in the same quarter last year is the lower cost of sales resulting from the absence of seminars presented in the first quarter of 2000, as well as a modest cutback in general expenses.

We continue to anticipate achieving increasing average seminar revenue per attendee during 2000; and as a result of that and opportunities to offer and sell products outside of seminars, we believe we can become profitable by the end of the third quarter in 2000. This timing of profitability may not happen due to risks inherent in our business. Such risks include:

o the failure of our new stand alone products to gain customer attention and satisfaction,

o    competition from better financed sources of intellectual property,

o changes in consumer spending on personal improvement products and services, and

o the inability of Balanced Living to achieve enough funding from revenue or loans to enable continued operation of the Company and the acquisition of sufficient inventory to support continued sales and seminar offerings.

We began to raise needed equity capital through our public offering, which closed on August 15, 1999. This offering raised $200,000. Unfortunately, we began trying to raise this money in late 1998, and we were not able to commence the offering until June 1999. It took us another 45 days to raise the funds from investors. By the time the money came in, we needed to use almost all of it to pay overdue short term credit lines, accounts payable, and to fund the regulatory steps to commence and support a public market in our shares for the benefit of our shareholders. (The challenges and costs of this public market listing effort continued through the end of 1999 and into 2000). Since commencing and then concluding our public offering, we have engaged in valuable revised business planning and projections, which have considered both the current level of growth, upcoming new revenue sources, and the level of overhead and advertising that will be needed to maximize the business opportunities facing us.

We recognize the need for additional capital funding beyond the amount netted from the public offering. In this regard we borrowed an additional $150,000 from affiliates during the first quarter of 2000, increasing our outstanding related party debt to ($255,000). Our current liabilities are well above the level of our current assets, and the cash on hand at March 31, 2000 is not enough to cover operating expenses much past the end of the second quarter. The level of current liabilities is because the notes we have issued to affiliates to represent the funds borrowed over time are demand notes, and thus are characterized as current liabilities. These affiliates will treat these loans in a much different way than would a third party bank lender under the same terms, and we do not anticipate foreclosure or legal proceedings to collect on these affiliate notes notwithstanding it is unlikely that these notes will be paid during 2000.

We are currently exploring avenues for achieving added financial support, including seeking additional equity or debt infusions from certain existing shareholders or from one or more new private investors, and/or a strategic business combination or relationship that could bring the strength of another company to aid in the success of Balanced Living. There are no commitments or plans now in place with respect to any of the avenues being explored.

     Forward Looking Statements and Risks

The information other than historical information in this report, and specifically the information set out in this section, is forward looking information presenting management's beliefs and estimates about the future. These beliefs, plans and estimates are subject to significant risks, including an inability to recruit, hire, and retain skilled seminar facilitators, or a copyright infringement of Balanced Living's unique curriculum materials and products and resulting litigation, as well as risks from the general economic conditions within which the Company must operate.. Other risks could also negatively effect Balanced Living's ability to meet its projections for 2000. These risks include:

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

         We rely on Rose Blackham and her continuing service to Balanced Living for the success of the Company.

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

         If Balanced Living's managers spend too much time in their other pursuits, or if they use related companies to profit from dealings with Balanced Living, the investors may lose their investment .

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

BALANCED LIVING, INC.

/s/ Jeannene Barhalm                                             May 12, 2000
-------------------------                                       ---------------
      President                                                      Date