Form 10QSB
period 2000-06-30
BALANCED LIVING INC
filed 2000-08-22
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2000
                           -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                 Commission File No.   333-69415
                                       ---------

                    BALANCED LIVING, INC.
                -----------------------------------
          (Name of Small Business Issuer in its Charter)

      COLORADO                                             87-0575577
-------------------------------                     --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                5525 South 900 East, Suite 110
                  Salt Lake City, Utah 84117
                   -------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 262-8844

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              June 30, 2000

                          Common - 867,849 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and reviewed by independent auditors and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                      BALANCED LIVING, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED  FINANCIAL STATEMENTS

                          JUNE 30, 2000

                      BALANCED LIVING, INC.
                  [A Development Stage Company]


                             CONTENTS

                                                               PAGE

           Accountants' Review Report                                 1


        Unaudited Condensed  Balance Sheets, June 30,
              2000 and December 31, 1999                              2


        Unaudited Condensed  Statements of Operations,
             for the three and six months ended
             June 30, 2000 and 1999 and from inception on
             January 26, 1998 through June 30, 2000                   3

        Unaudited Condensed  Statements
             of Cash Flows, for the six months ended
             June 30, 2000 and 1999 and from inception on
             January 26, 1998 through June 30, 2000                   4


        Notes to Unaudited Condensed
             Financial Statements                                5 - 10

                    ACCOUNTANTS' REVIEW REPORT



Board of Directors
BALANCED LIVING, INC.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Balanced Living, Inc. [a development stage company] as of June 30, 2000 and the related condensed statements of operations for the three and six months ended June 30, 2000 and for the period from inception on January 26, 1998 through June 30, 2000, and cash flows for the six months ended June 30, 2000 and for the period from inception on January 26, 1998 through June 30, 2000. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that Balanced Living, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, Balanced Living, Inc. has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

July 1, 2000
Salt Lake City, Utah

                      BALANCED LIVING, INC.
                  [A Development Stage Company]

                    CONDENSED  BALANCE SHEETS

           [Unaudited   See Accountants' Review Report]

                              ASSETS
                                               June 30,     December 31,
                                                 2000           1999
                                                  ___________  ___________

ASSETS OF DISCONTINUED OPERATIONS          $                -    $  3,619
                                                  ___________  ___________
                                           $                -    $  3,619
                                                  ___________  ___________


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Net current liabilities of discontinued
  operations                               $                -    $126,625
                                                  ___________  ___________
        Total Current Liabilities                           -     126,625
                                                  ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                         -         -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   867,849 shares issued and outstanding                1,697       1,432
  Additional paid in capital                          639,165     609,430
  Deficit accumulated during the
    development stage                               (640,862)    (733,868)
                                                  ___________  ___________
        Total Stockholders' Equity (Deficit)                -    (123,006)
                                                  ___________  ___________
                                           $                -    $  3,619
                                                  ___________  ___________

Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited financial statements.

                      BALANCED LIVING, INC.
                  [A Development Stage Company]
[CAPTION]

               CONDENSED  STATEMENTS OF OPERATIONS

           [Unaudited   See Accountants' Review Report]

                               For the Three     For the Six  From Inception
                               Months Ended     Months Ended  on January 26,
                                 June 30,         June 30,    1998 Through
                                                                  June 30,
                               2000     1999     2000   1999        2000
REVENUE                      $      -   $     -  $     -  $     -  $     -

EXPENSES:
 General and administrative    30,000        48   30,000       48   67,410

OPERATING LOSS                (30,000)      (48) (30,000)     (48) (67,410)

OTHER INCOME (EXPENSE):
 Interest expense                   -         -        -        -        -

LOSS BEFORE INCOME TAXES      (30,000)      (48) (30,000)     (48) (67,410)

CURRENT TAX EXPENSE                 -         -        -        -        -
DEFERRED TAX EXPENSE                -         -        -        -        -

LOSS FROM CONTINUING
  OPERATIONS BEFORE
  DISCONTINUED OPERATIONS     (30,000)      (48) (30,000)     (48) (67,410)

DISCONTINUED  OPERATIONS:
 Loss from operations of The
   Balanced Woman, Inc.       (91,241) (100,763)(176,061)(193,723)(872,519)

 Gain on disposal of The
   Balanced Woman, Inc.       299,067         -  299,067        -  299,067

NET INCOME (LOSS)        $    177,826 $(100,811)$ 93,006(193,771)$(640,862)

LOSS PER COMMON SHARE:
 Loss from continuing operation: (.02)     (.00)    (.02)   (.00)     (.05)
 Loss from operation of The
   Balance Woman, Inc.           (.06)     (.10)    (.12)   (.23)     (.67)
 Gain from disposal of The
   Balance Woman, Inc             .20         -      .20       -       .23

 Basic loss per share    $        .12   $  (.10)  $  .06  $ (.23)   $ (.49)

The accompanying notes are an integral part of these unaudited condensed financial statements.

                      BALANCED LIVING, INC.
                  [A Development Stage Company]

               CONDENSED  STATEMENTS OF CASH FLOWS

           [Unaudited   See Accountants' Review Report]
                                                           From Inception
                                         For the Six       on January 26,
                                       Months Ended         1998 Through
                                         June 30,             June 30,
                                  _____________________   ________________
                                      2000      1999             2000
                                  _____________________   ________________
Cash Flows From Operating Activities:
 Net Income (loss)                $   93,006 $  (193,771)   $ (640,862)
 Adjustments to reconcile net loss
 to net cash used by operating
 activities:
   Depreciation                          407         404         1,509
   Non-cash expense                    5,000      35,362        82,862
   Gain on disposal of Subsidiary   (299,067)          -      (299,067)
   Changes in assets and liabilities:
    (Increase) decrease in inventory     463       1,566        (4,152)
    (Increase) decrease in prepaids        -      34,795          (600)
    (increase) in deferred stock
    offering costs                         -     (30,690)            -
    Increase in accounts payables      5,687      24,820        37,521
    Increase (decrease) in accrued
    expense                           13,732      (3,487)       14,511

     Net Cash Used by Operating
        Activities                  (180,772)   (131,001)     (808,278)

Cash Flows From Investing Activities:
 Equipment purchases                       -      (1,086)       (4,722)

     Net Cash Used by Investing Activities -      (1,086)       (4,722)

Cash Flows From Financing Activities:
 Proceeds from options granted             -           -         5,000
 Proceeds from common stock issuance  25,000           -       228,000
 Proceed from related-party payable        -      19,584             -
 Proceeds from issuance of warrants
  and notes payable                  150,000      60,000       580,000

     Net Cash Provided by Financing
        Activities                   175,000      79,584       813,000

Net Increase in Cash                  (5,772)    (52,503)            -

Cash at Beginning of Period            5,772      56,663             -

Cash at End of Period                $     -   $   4,160     $       -

Supplemental Disclosures of Cash Flow information:

 Cash paid during the period for:
   Interest                          $     -   $       -     $  24,880
   Income taxes                      $     -   $       -     $       -

Supplemental schedule of Noncash Investing and Financing Activities:
 For the six months ended June 30, 2000:
   None.

 For the six months ended June 30, 1999:
     None.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                      BALANCED LIVING, INC.
                  [A Development Stage Company]

    NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization   The Balanced Woman, Inc. ("Subsidiary") was organized
  under the laws of the State of Colorado on January 26, 1998. During July, 1998 the Company was reorganized through a stock for stock exchange with Balanced Living, Inc. ("Parent"). Balanced Living, Inc. a Colorado corporation, was organized on July 1, 1998. The Company has not raised significant revenue from planned principal operations and is considered a development stage company as defined in SFAS No. 7. During June 2000, the Company spun off the Subsidiary, discontinuing the operations of the subsidiary, for the cancellation of all outstanding options and warrants of the Parent. The Company is engaged in the business of holding motivational seminars, and selling books and other motivational products. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements   The accompanying financial statements
  have been prepared by the Company without audit. In the opinion of management, all adjustments ( which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

                      BALANCED LIVING, INC.
                  [A Development Stage Company]

    NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards   Statement of Financial
  Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities ", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.)," were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - The financial statements have been restated for all periods presented to reflect a 1.65 for 1 forward stock split effective June 2000.

  Reclassification - The financial statements for the periods prior to June 30, 2000 have been reclassified to conform with the June 30, 2000 financial statements.

NOTE 2   DISCONTINUED OPERATIONS

  During the second quarter of 2000, the Company adopted a plan to privately spin-off and discontinue the operations of The Balanced Woman, Inc.
  The Balanced Woman, Inc. is reported as a discontinued operation for the six months ended June 30, 2000. Net sales related to The Balanced Woman, Inc. for the six months ended 2000 and 1999 were $5,663 and $24,858, respectively. These amounts have been reclassified to loss from operations of The Balanced Woman, Inc. in the accompanying statement of operations.

  The following is a condensed proforma consolidated statement of operations that reflects what the presentation would have been for the six months ended June 30, 2000 and 1999 without the reclassifications required by "discontinued operations" accounting principles:
                                               2000        1999
                                               ___________ ___________
          Net Sales                     $            5,663  $  24,858
          Cost of goods sold                      (12,244)    (27,901)
          Other operating expenses               (175,208)   (119,871)
          Other income (expense)                  (24,272)    (70,857)
                                               ___________ ___________
          Net loss                       $       (206,061)  $(193,771)
                                               ___________ ___________
          Loss per share                 $           (.14)  $    (.23)
                                                ________________________

                      BALANCED LIVING, INC.
                  [A Development Stage Company]

    NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 2   DISCONTINUED OPERATIONS [Continued]

  Net Assets/(liabilities) of Balance Woman, Inc. consisted of the following and have been reclassified in the accompanying financial statements:

                                             June 30,  December 31,
                                               2000        1999
                                               ___________ ___________
          Cash                          $                -  $    5,772
          Inventories                                    -       4,615
          Prepaid expenses                               -         600
          Property and equipment                         -       3,619
          Current liabilities                            -     (32,613)
          Notes payable   related party                  -    (105,000)
          Loss on disposal of discontinued segment       -           -
          Loss from operations of discontinued
            Operations                                   -           -
                                               ___________ ___________
          Net asset/(liability) of discontinued
            operations                  $                -  $ (123,007)
                                               ___________ ___________

NOTE 3   NOTES PAYABLE

  During 1999, the Company's subsidiary issued subordinated demand notes payable to an officer and shareholder, of the Company in the amount of $105,000. The notes bear interest at a rate of 10% per annum with quarterly interest payments, the notes are due on demand. Note-holders can demand payment of the unpaid principal plus accrued interest in order to purchase other equity opportunities in the Company of equal value at any time prior to the maturity date. During the six months ended June 30, 2000 the Company issued an additional $150,000. Accrued interest as of June 30, 2000 was $14,511. The note and related accrued interest were included in the liabilities of the subsidiary that was spun off during June 2000.

NOTE 4   CAPITAL STOCK

  Common Stock   During May 1999, The Company issued 4,125,000 shares of
  common stock for $25,000 and effectively change control company. The Company also issued 165,000 share of common stock for services rendered valued at $5,000. During June 2000, In anticipation of a merger (see
  Note 8), 4,025,000 shares of common stock were contributed back to the Company and cancelled.

  In connection with its acquisition of Subsidiary on July 14, 1998, the Company issued 825,000 shares of its previously authorized, but unissued common stock. The Subsidiary had previously been funded with $2,000.

  During January, 1998, the Company issued 165,000 shares of common stock in connection with the organization of the Company at $.0165 per share. Total proceeds amounted to $1,000.

                      BALANCED LIVING, INC.
                  [A Development Stage Company]

    NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 4   CAPITAL STOCK [Continued]

  Stock Warrants   During 1998, Subsidiary issued 165,000 common stock
  warrants to various officers, directors and consultants in conjunction with the issuance of subordinated notes payable. Due to the reorganization of the Company, the warrants of Subsidiary were cancelled, and re-issued under the same terms by Parent during 1998. Each warrant grants the holder the right to purchase one share of the Company's common stock at a price of $1 per share. The warrants may be exercised at any time prior to March 1, 2003. An additional 30,000 warrants were issued subsequent to December, 1998. The Company has accrued additional interest expense for warrants issued after November 1999 as the exercise price of the warrants were less than the arbitrary value of $2.00 proposed for the Company's upcoming stock offering. During 1998, $37,500 was capitalized as prepaid interest expenses and is being amortized over the life of the note. All amounts were expensed in 1999. An additional $30,000 was expensed in 1999 and will be amortized over the life of the note. During June 2000, the warrants were cancelled in connection with the spin off of the subsidiary Balance Woman, Inc.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2000 the Company has available unused operating loss carryforwards of approximately $640,000, which are restricted due to the change in control in the Company, which may be applied against future taxable income and which expire in 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $220,000 as of June 30, 2000 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $80,000 during the six months ended June 30, 2000.

      BALANCED LIVING, INC.
  [A Development Stage Company]

    NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 6   LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                          For the Three      For the Six   From Inception
                          Months Ended      Months Ended   on January 26,
                            June 30,          June 30,      1998 Through
                                                              June 30,
                         2000      1999      2000      1999     2000

   Loss from continuing
   operations applicable
   to common shareholders
        (Numerator)       $ (30,000) $   (48) $ (30,000) $   (48) $  (67,410)

   Loss from discontinued
     operations applicable
     to common shareholders
     (numerator)           (207,826)(100,763)  (123,006)(193,723)   (573,452)

   Gain on disposal of
   discontinued operation   299,067        -    299,067        -     299,067

   Weighted average
     number of common
     outstanding used
     in loss per share
     during the period
     (Denominator)        1,533,874  990,000  1,482,913  847,790   1,293,885

  Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive.

    BALANCED LIVING, INC.
  [A Development Stage Company]

    NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 7   GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is hopeful that it can generate adequate capital through improved operations and reductions in expenditures. If necessary, management will raise additional funds through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8   SUBSEQUENT EVENTS

  On May 30, 2000, the Company executed a Letter of Intent to acquire Wizzard Software Corporation wherein the Company purchased 13,090,000 shares or approximately 96% of Wizzard's outstanding common stock through the issuance of 13,446,950 shares of the Company. The transaction was accounted for as a purchase wherein Wizzard became a 96% owned subsidary of the Company. In connection with the purchase the Company was renamed Wizzard Software Corporation.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          During the quarter ended June 30, 2000, the Company's sole director and executive officer and its principal stockholders who owned in excess of a majority of its outstanding voting securities determined that it would be in the best interests of the Company, its stockholders and its wholly-owned subsidiary, The Balanced Woman, Inc., a Colorado corporation ("Balanced Woman"), to separate the present or proposed business operations of the Company and the Balanced Woman. This was accomplished by conveying all of the outstanding shares of the Balanced Woman that were owned by the Company to the stockholders and certain warrant and option holders of the Company in exchange for certain outstanding warrants or options to acquire common stock of the Company that were owned by these stockholders and these warrant and option holders.

          Further, during this quarter, the Company executed a Letter of Intent whereby the Company proposed to acquire a 96% interest in Wizzard Software Corporation, a Delaware corporation ("Wizzard").

          For additional information respecting these transactions, reference is made to the 8-K Current Report of the Company dated May 30, 2000, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference. See Item 7.

          If the Wizzard proposal is not completed, the Board of Directors will determine which industries or fields of endeavor in which the Company will focus its efforts in the future and adopt a Business Plan outlining the steps necessary to engage in these business operations.

Results of Operations.
---------------------

          At June 30, 2000, the Company had $0 in assets and $0 in liabilities. The Company had no revenues for the three months ended June
30, 2000 and 1999, with $30,000 and $48 in expenses, for net income and losses of $177,826 and ($100,811), respectively. The Company had no revenues for the six months ended June 30, 2000 and 1999, with $30,000 and $48 in expenses, for net income and losses of $93,006 and ($193,771), respectively.

          The Company had a net income of $177,826 primarily from discontinued operations for the period ended June 30, 2000; and a net loss of ($100,811) for the period ended June 30, 1999. The Company had a loss from discontinued operations of ($91,241) in 2000 and ($100,763) in 1999, respectively, with a gain on discontinued operations in 2000 of 299,067 for a net income of $93,006 for the six months ended June 30, 2000.

Liquidity.
---------

          At June 30, 2000, the Company had no current assets, with no current liabilities of $0. Total stockholder's equity was ($0).

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

         None; not applicable.
Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Annual Report for the year ended December 31, 1999.*

          (b)  Reports on Form 8-K.

               8-K Current Report dated May 10, 2000, filed with the Securities and Exchange Commission on June 21, 2000.

         *Incorporated herein by reference.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BALANCED LIVING, INC.

Date: 21-Aug-00                          By/s/Jeffrey Hardman
      ---------                              ------------------------
                                             Jeffrey Hardman, Director
                                             and President

Date: 8/21/2000                          By/s/Joel Hardman
      ---------                              ------------------------
                                             Joel Hardman, Director
                                             Secretary