Form 10QSB/A
period 2000-06-30
BALANCED LIVING INC
filed 2000-11-21
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB/A-1

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

                          Common - 3,467,849 shares

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

                      BALANCED LIVING, INC.
                  [A Development Stage Company]

                    CONDENSED  BALANCE SHEETS

                            [Unaudited]

                              ASSETS
                                               June 30,     December 31,
                                                 2000           1999
                                                  ___________  ___________

CASH HELD IN TRUST                         $           25,000    $      -

        Total Current Assets                           25,000           -

ASSETS OF DISCONTINUED OPERATIONS          $                -    $  3,619
                                                  ___________  ___________
                                           $           25,000    $  3,619
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
                                                  ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                         -         -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   3,467,849 shares issued and outstanding              3,468       868
  Additional paid in capital                          637,394   609,994
  Deficit accumulated during the
    development stage                               (615,862)  (733,868)
                                                  ___________  ___________
        Total Stockholders' Equity (Deficit)          25,000   (123,006)
                                                  ___________  ___________
                                           $          25,000   $  3,619
                                                  ___________  ___________
Note: The balance sheet as of December 31, 1999 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited financial statements.

                      BALANCED LIVING, INC.
                  [A Development Stage Company]
[CAPTION]

               CONDENSED  STATEMENTS OF OPERATIONS

                           [Unaudited]

                               For the Three     For the Six  From Inception
                               Months Ended     Months Ended  on January 26,
                                 June 30,         June 30,    1998 Through
                                                                  June 30,
                               2000     1999     2000   1999        2000
REVENUE                      $      -   $     -  $     -  $     -  $     -

EXPENSES:
 General and administrative    5,000        48    5,000       48   42,410

OPERATING LOSS                (5,000)      (48)  (5,000)     (48) (42,410)

OTHER INCOME (EXPENSE):
 Interest expense                   -         -        -        -        -

LOSS BEFORE INCOME TAXES      (5,000)      (48)  (5,000)     (48) (42,410)

CURRENT TAX EXPENSE                 -         -        -        -        -
DEFERRED TAX EXPENSE                -         -        -        -        -

LOSS FROM CONTINUING
  OPERATIONS BEFORE
  DISCONTINUED OPERATIONS     (5,000)      (48)  (5,000)     (48) (42,410)

DISCONTINUED  OPERATIONS:
 Loss from operations of The
   Balanced Woman, Inc.       (91,241) (100,763)(176,061)(193,723)(872,519)

 Gain on disposal of The
   Balanced Woman, Inc.       299,067         -  299,067        -  299,067

NET INCOME (LOSS)        $    202,826 $(100,811)$118,006(193,771)$(615,862)

LOSS PER COMMON SHARE:
 Loss from continuing operation: (.00)     (.00)    (.00)   (.00)     (.04)
 Loss from operation of The
   Balance Woman, Inc.           (.06)     (.17)    (.15)   (.32)     (.79)
 Gain from disposal of The
   Balance Woman, Inc             .19         -      .25       -       .27

 Basic loss per share    $        .13   $  (.17)  $  .10  $ (.32)   $ (.56)

The accompanying notes are an integral part of these unaudited condensed financial statements.

                      BALANCED LIVING, INC.
                  [A Development Stage Company]

               CONDENSED  STATEMENTS OF CASH FLOWS

                          [Unaudited]
                                                           From Inception
                                         For the Six       on January 26,
                                       Months Ended         1998 Through
                                         June 30,             June 30,
                                  _____________________   ________________
                                      2000      1999             2000
                                  _____________________   ________________
Cash Flows From Operating Activities:
 Net Income (loss)                $  118,006 $  (193,771)   $ (615,862)
 Adjustments to reconcile net loss
 to net cash used by operating
 activities:
   Depreciation                          407         404         1,509
   Non-cash expense                    5,000      35,362        82,862
   Gain on disposal of Subsidiary   (299,067)          -      (299,067)
   Changes in assets and liabilities:
    (Increase) decrease in inventory     463       1,566        (4,152)
    (Increase) decrease in prepaids        -      34,795          (600)
    (increase) in deferred stock
    offering costs                         -     (30,690)            -
    Increase in accounts payables      5,687      24,820        37,521
    Increase (decrease) in accrued
    expense                           13,732      (3,487)       14,511

     Net Cash Used by Operating
        Activities                  (155,772)   (131,001)     (783,278)

Cash Flows From Investing Activities:
 Equipment purchases                       -      (1,086)       (4,722)

     Net Cash Used by Investing Activities -      (1,086)       (4,722)

Cash Flows From Financing Activities:
 Proceeds from options granted             -           -         5,000
 Proceeds from common stock issuance  25,000           -       228,000
 Proceed from related-party payable        -      19,584             -
 Proceeds from issuance of warrants
  and notes payable                  150,000      60,000       580,000

     Net Cash Provided by Financing
        Activities                   175,000      79,584       813,000

Net Increase in Cash                  19,228     (52,503)       25,000

Cash at Beginning of Period            5,772      56,663             -

Cash at End of Period                $25,000   $   4,160     $  25,000

Supplemental Disclosures of Cash Flow information:

 Cash paid during the period for:
   Interest                          $     -   $       -     $  24,880
   Income taxes                      $     -   $       -     $       -

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

                      BALANCED LIVING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

          Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative
          Instruments and Hedging Activities   deferral of the effective date
          of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments
          and Certain Hedging Activities   and Amendment of SFAS No. 133",
          SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

          Reclassification - The financial statements for the periods prior to June 30, 2000 have been reclassified to conform with the June 30, 2000 financial statements.

NOTE 2   DISCONTINUED OPERATIONS

          During the second quarter of 2000 the Company adopted a plan to spin-off and discontinue the operations of The Balanced Woman, Inc. The Balanced Woman, Inc. is reported as a discontinued operation for the six months ended June 30, 2000. Net sales related to The Balanced Woman, Inc. for the six months ended 2000 and 1999 were $5,663 and $24,858, respectively. These amounts have been reclassified to loss from operations of The Balanced Woman, Inc. in the accompanying statement of operations.

          The following is a condensed proforma consolidated statement of operations that reflects what the presentation would have been for the six months ended June 30, 2000 and 1999 without the reclassifications required by "discontinued operations" accounting principles:
                                               2000        1999
                                               ___________ ___________
          Net Sales                     $           5,663   $  24,858
          Cost of goods sold                      (12,244)    (27,901)
          Other operating expenses               (150,208)   (119,871)
          Other income (expense)                  (24,272)    (70,857)
                                               ___________ ___________
          Net loss                       $       (181,061)  $(193,771)
                                               ___________ ___________
          Loss per share                 $           (.15)  $    (.23)
                                               _______________________

                      BALANCED LIVING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 2   DISCONTINUED OPERATIONS [Continued]

          Net Assets/(liabilities) of Balance Woman, Inc. consisted of the following and have been reclassified in the accompanying financial statements:

                                             June 30,  December 31,
                                               2000        1999
                                               ___________ ___________
          Cash                          $                -  $   5,772
          Inventories                                    -      4,615
          Prepaid expenses                               -        600
          Property and equipment                         -      3,619
          Current liabilities                            -    (32,613)
          Notes payable   related party                  -   (105,000)
          Loss on disposal of discontinued segment       -          -
          Loss from operations of discontinued
            Operations                                   -          -
                                               ___________ ___________
          Net asset/(liability) of discontinued
            operations                  $                -  $(123,007)
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

NOTE 4   CAPITAL STOCK

          Common Stock-During May 2000, The Company issued 2,500,000 shares of common stock for $25,000 and effectively change control company.
          The Company also issued 100,000 share of common stock for services rendered valued at $5,000. During June 2000,

          In connection with its acquisition of Subsidiary on July 14, 1998, the Company issued 500,000 shares of its previously authorized, but unissued common stock. The Subsidiary had previously been funded with $2,000.

          During January, 1998, the Company issued 100,000 shares of common stock in connection with the organization of the Company at $.01 per share. Total proceeds amounted to $1,000.

                      BALANCED LIVING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 4   CAPITAL STOCK [Continued]

          Stock Warrants-During 1998, Subsidiary issued 100,000 common stock warrants to various officers, directors and consultants in conjunction with the issuance of subordinated notes payable. Due to the reorganization of the company, the warrants of Subsidiary were cancelled, and re-issued under the same terms by Parent during 1998. Each warrant grants the holder the right to purchase one share of the Company's common stock at a price of $1 per share. The warrants may be exercised at any time prior to March 1, 2003. An additional 30,000 warrants were issued subsequent to December, 1998. The Company has accrued additional interest expense for warrants issued after November 1999 as the exercise price of the warrants were less than the arbitrary value of $2.00 proposed for the Company's upcoming stock offering. During 1998, $37,500 was capitalized as prepaid interest expenses and is being amortized over the life of the note. All amounts were expensed in 1999. An additional $30,000 was expensed in 1999 and will be amortized over the life of the note. During June 2000, the warrants were cancelled in connection with the spin off of the subsidiary Balance Woman, Inc.

NOTE 5 - INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2000 the Company has available unused operating loss carryforwards of approximately $616,000, which are restricted due to the change in control in the Company, which may be applied against future taxable income and which expire in 2019.

          The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $210,000 as of June 30, 2000 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $(38,000) during the six months ended June 30, 2000.

                      BALANCED LIVING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 6   LOSS PER SHARE

          The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                          For the Three For the Six From Inception Months Ended Months Ended on January 26,
                            June 30,          June 30,      1998 Through
                       ___________________________________     June 30,
                         2000      1999      2000      1999      2000
                       __________________________________________________

   Loss from continuing
   operations applicable
   to common shareholders
   (Numerator)           $(5,000)  $     (48) $  (5,000)$     (48)$  (42,410)
                         ________   _________  ________  ______   __________

   Loss from discontinued
   operations applicable
   to common shareholders
   (numerator)          $(91,241)  $ (100,763)$(176,061)$(193,723)$ (872,519)
                        ________   __________ _________ _________ __________
   Gain on disposal of
      discontinued
     operation          $299,067   $        - $ 299,067 $       - $  299,067
                        ________   __________ _________ _________ __________
   Weighted average
     number of common
     outstanding used
     in loss per share
     during the period
     (Denominator)     1,553,563      600,000 1,210,706   600,000  1,096,586
                      __________   __________ _________ _________  _________

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

NOTE 8   SUBSEQUENT EVENTS

          The Company has entered into a Letter of Intent with Wizzard Software Corporation whereby the Company intends to purchase 13,090,000 shares or approximately 96% of Wizzard's outstanding common stock through the issuance of 13,446,950 shares of the Company. The transaction will be accounted for as a purchase whereby Wizzard will become a 96% owned subsidiary of the Company. In connection with this purchase, and subject to it closing, the Company will be renamed "Wizzard Software Corporation," and the Company will effect a 1.65 for 1 forward stock split of its outstanding securities, with 2,439,394 post-split shares of common stock being contributed back to the Company and cancelled.

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

Results of Operations.
---------------------

          At June 30, 2000, the Company had $25,000 in assets and $0 in liabilities. The Company had no revenues for the three months ended June
30, 2000 and 1999, with $5,000 and $48 in expenses, for net income and losses of $202,826 and ($100,811), respectively. The Company had no revenues for the six months ended June 30, 2000 and 1999, with $5,000 and $48 in expenses, for net income and losses of $118,006 and ($193,771), respectively.

          The Company had a net income of $202,826 primarily from discontinued operations for the period ended June 30, 2000; and a net loss of ($100,811) for the period ended June 30, 1999. The Company had a loss from discontinued operations of ($91,241) in 2000 and ($100,763) in 1999, respectively, with a gain on discontinued operations in 2000 of 299,067 for a net income of $118,006 for the six months ended June 30, 2000.

Liquidity.
---------

          At June 30, 2000, the Company had $25,000 in current assets, with no current liabilities of $0. Total stockholder's equity was $25,000.

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

                                         BALANCED LIVING, INC.

Date: 11/20/00                           By/s/Jeffrey Hardman
      --------                           ------------------------
                                             Jeffrey Hardman, Director
                                             and President

Date: 11/20/00                           By/s/Joel Hardman
      --------                           ------------------------
                                             Joel Hardman, Director
                                             Secretary