Form 10QSB
period 2000-09-30
BALANCED LIVING INC
filed 2000-11-21
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB/A-1

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000
                           ------------------

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

                           September 30, 2000

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

                         SEPTEMBER 30, 2000

                      BALANCED LIVING, INC.
                  [A Development Stage Company]


                             CONTENTS

                                                               PAGE

        Unaudited Condensed  Balance Sheets, September 30,
              2000 and December 31, 1999                              2


        Unaudited Condensed  Statements of Operations,
             for the three and nine months ended
             September 30, 2000 and 1999 and from inception on
             January 26, 1998 through September 30, 2000              3

        Unaudited Condensed  Statements
             of Cash Flows, for the nine months ended
             September 30, 2000 and 1999 and from inception on
             January 26, 1998 through September 30, 2000              4

        Notes to Unaudited Condensed
             Financial Statements                                5 - 10

                      BALANCED LIVING, INC.
                  [A Development Stage Company]

                    CONDENSED  BALANCE SHEETS

                            [Unaudited]

                              ASSETS
                                                 September 30,     December 31
                                                     2000           1999
                                                  ___________      ___________

CASH HELD IN TRUST                         $            5,966    $      -

        Total Current Assets                            5,966           -

ASSETS OF DISCONTINUED OPERATIONS          $                -    $  3,619
                                                  ___________  ___________
                                           $            5,966    $  3,619
                                                  ___________  ___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                         $            3,665           -
  Net current liabilities of discontinued
  operations                                                -    $126,625
                                                  ___________  ___________
        Total Current Liabilities                       3,665     126,625
                                                  ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                         -         -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   3,467,849 shares issued and outstanding              3,468       868
  Additional paid in capital                          637,394   609,994
  Deficit accumulated during the
    development stage                               (638,561)  (733,868)
                                                  ___________  ___________
        Total Stockholders' Equity (Deficit)           2,301   (123,006)
                                                  ___________  ___________
                                           $           5,966   $  3,619
                                                  ___________  ___________
Note: The balance sheet as of December 31, 1999 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited financial statements.

                      BALANCED LIVING, INC.
                  [A Development Stage Company]
[CAPTION]

               CONDENSED  STATEMENTS OF OPERATIONS

                           [Unaudited]

                               For the Three    For the Nine  From Inception
                               Months Ended     Months Ended  on January 26,
                               September 30,    September 30,  1998 Through
                                                               September 30,
                               2000     1999     2000   1999        2000
REVENUE                      $      -   $     -  $     -  $     -  $     -

EXPENSES:
 General and administration    22,669         -  (27,699)       -   65,109

OPERATING LOSS                (22,669)        -  (27,699)       -  (65,109)

OTHER INCOME (EXPENSE):
 Interest expense                   -         -        -        -        -

LOSS BEFORE INCOME TAXES      (22,699)        -  (27,699)       -  (65,109)

CURRENT TAX EXPENSE                 -         -        -        -        -
DEFERRED TAX EXPENSE                -         -        -        -        -

LOSS FROM CONTINUING
  OPERATIONS BEFORE
  DISCONTINUED OPERATIONS     (22,699)        -  (27,699)       -  (65,109)

DISCONTINUED  OPERATIONS:
 Loss from operations of The
   Balanced Woman, Inc.             -  (134,129)(176,061)(328,474)(872,519)

 Gain on disposal of The
   Balanced Woman, Inc.             -         -  299,067        -  299,067

NET INCOME (LOSS)        $    (22,699)$(134,129)$ 95,307(328,474)$(638,561)

LOSS PER COMMON SHARE:
 Loss from continuing operation: (.01)        -    (.01)       -       (.10)

 Loss from operation of The
   Balance Woman, Inc.              -      (.17)  (.09)    (.50)     (1.29)
 Gain from disposal of The
   Balance Woman, Inc               -         -    .15        -        .44

 Basic loss per share    $       (.01)  $  (.17) $ .05   $ (.50)    $ (.95)

The accompanying notes are an integral part of these unaudited condensed financial statements.

                      BALANCED LIVING, INC.
                  [A Development Stage Company]

               CONDENSED  STATEMENTS OF CASH FLOWS

                          [Unaudited]
[CAPTION]
                                                           From Inception
                                       For the Nine       on January 26,
                                       Months Ended         1998 Through
                                         June 30,             June 30,
                                  _____________________   ________________
                                      2000      1999             2000
                                  _____________________   ________________
[S]                              [C]         [C]          [C]
Cash Flows From Operating Activities:
 Net Income (loss)                $   95,307 $  (328,474)   $ (638,561)
 Adjustments to reconcile net loss
 to net cash used by operating
 activities:
   Depreciation                          407         534         1,509
   Non-cash expense                    5,000      35,362        82,862
   Gain on disposal of Subsidiary   (299,067)          -      (299,067)
   Changes in assets and liabilities:
    (Increase) decrease in inventory     463       2,166        (4,152)
    (Increase) decrease in prepaids        -      33,983          (600)
    (increase) in deferred stock
    offering costs                         -           -            -
    Increase in accounts payables      9,352       6,731        41,186
    Increase (decrease) in accrued
    expense                           13,732       2,013        14,511

     Net Cash Used by Operating
        Activities                  (174,806)   (247,685)     (802,312)

Cash Flows From Investing Activities:
 Equipment purchases                       -      (1,086)       (4,722)

     Net Cash Used by Investing Activities -      (1,086)       (4,722)

Cash Flows From Financing Activities:
 Proceeds from options granted             -           -         5,000
 Proceeds from common stock issuance  25,000     169,310       228,000
 Proceed from related-party payable        -      19,584             -
 Payment on notes payable-relate-party     -     (79,584)            -
 Proceeds from issuance of warrants
  and notes payable                  150,000     100,000       580,000

     Net Cash Provided by Financing
        Activities                   175,000     209,310       813,000

Net Increase in Cash                     194     (39,461)        5,966

Cash at Beginning of Period            5,772      56,663             -

Cash at End of Period                $ 5,966   $  17,202     $   5,966

Supplemental Disclosures of Cash Flow information:

 Cash paid during the period for:
   Interest                          $     -   $   5,658     $  24,880
   Income taxes                      $     -   $       -     $       -

Supplemental schedule of Noncash Investing and Financing Activities:
 For the nine months ended September 30, 2000:
   None.

 For the nine months ended September 30, 1999:
     None.
[/TABLE]
The accompanying notes are an integral part of these unaudited condensed financial statements.

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

          Condensed Financial Statements   The accompanying financial
          statements have been prepared by the Company without audit. In the opinion of management, all adjustments ( which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

NOTE 2   DISCONTINUED OPERATIONS

          During the second quarter of 2000 the Company adopted a plan to spin-off and discontinue the operations of The Balanced Woman, Inc. The Balanced Woman, Inc. is reported as a discontinued operation for the nine months ended September 30, 2000. Net sales related to The Balanced Woman, Inc. for the nine months ended 2000 and 1999 were $5,663 and $33,114, respectively. These amounts have been reclassified to loss from operations of The Balanced Woman, Inc. in the accompanying statement of operations.

          The following is a condensed proforma consolidated statement of operations that reflects what the presentation would have been for the nine months ended September 30, 2000 and 1999 without the reclassifications required by "discontinued operations" accounting principles:
                                               2000        1999
                                               ___________ ___________
          Net Sales                     $           5,663   $  33,114
          Cost of goods sold                      (12,244)    (43,119)
          Other operating expenses               (172,907)   (245,311)
          Other income (expense)                  (24,272)    (73,158)
                                               ___________ ___________
          Net loss                       $       (203,760)  $(328,474)
                                               ___________ ___________
          Loss per share                 $           (.10)  $    (.50)
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

                                              September 30,  December 31,
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
                                               ___________ ___________

NOTE 3   NOTES PAYABLE

        During 1999, the Company's subsidiary issued subordinated demand notes payable to an officer and shareholder, of the Company in the amount of $105,000. The notes bear interest at a rate of 10% per annum with quarterly interest payments, the notes are due on demand.
        Note-holders can demand payment of the unpaid principal plus accrued interest in order to purchase other equity opportunities in the Company of equal value at any time prior to the maturity date. During the nine months ended September 30, 2000 the Company issued an additional $150,000. Accrued interest as of June 30, 2000 was $14,511. The note and related accrued interest were included in the liabilities of the subsidiary that was spun off during June 2000.

NOTE 4   CAPITAL STOCK

        Common Stock   During May 2000, The Company issued 2,500,000 shares of
        common stock for $25,000 and effectively change control company. The Company also issued 100,000 share of common stock for services rendered valued at $5,000.

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

                      BALANCED LIVING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 4   CAPITAL STOCK [Continued]

        Stock Warrants   During 1998, Subsidiary issued 100,000 common stock
        warrants to various officers, directors and consultants in conjunction with the issuance of subordinated notes payable. Due to the reorganization of the company, the warrants of Subsidiary were cancelled, and re-issued under the same terms by Parent during 1998. Each warrant grants the holder the right to purchase one share of the Company's common stock at a price of $1 per share. The warrants may be exercised at any time prior to March 1, 2003. An additional 30,000 warrants were issued subsequent to December, 1998. The Company has accrued additional interest expense for warrants issued after November 1999 as the exercise price of the warrants were less than the arbitrary value of $2.00 proposed for the Company's upcoming stock offering. During 1998, $37,500 was capitalized as prepaid interest expenses and is being amortized over the life of the note. All amounts were expensed in 1999. An additional $30,000 was expensed in 1999 and will be amortized over the life of the note. During June 2000, the warrants were cancelled in connection with the spin off of the subsidiary Balance Woman, Inc.

NOTE 5 - INCOME TAXES

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2000 the Company has available unused operating loss carryforwards of approximately $640,000, which are restricted due to the change in control in the Company, which may be applied against future taxable income and which expire in 2020.

        The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.
        The net deferred tax assets are approximately $220,000 as of September 30, 2000 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $(28,000) during the nine months ended September 30, 2000.

                      BALANCED LIVING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 6   LOSS PER SHARE

        The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                          For the Three For the Six From Inception Months Ended Months Ended on January 26,
                          September 30,     September 30,   1998 Through
                       ___________________________________  September 30,
                         2000      1999      2000      1999      2000
                       __________________________________________________

   Loss from continuing
   operations applicable
   to common shareholders
   (Numerator)           $(22,699)  $       - $ (27,699)$     -  $  (65,109)
                         ________   _________  ________  ______   __________

   Loss from discontinued
   operations applicable
   to common shareholders
   (numerator)          $       -  $ (134,129)$(176,061)$(328,474)$ (872,519)
                         ________  __________ _________ _________ __________
   Gain on disposal of
      discontinued
     operation          $       -  $        - $ 299,067 $       - $  299,067
                        ________   __________ _________ _________ __________
   Weighted average
     number of common
     outstanding used
     in loss per share
     during the period
     (Denominator)     3,467,849      784,153 1,968,579   662,059    677,012
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

Results of Operations.
----------------------

          At September 30, 2000, the Company had $5,966 in assets and $3,665 in liabilities. The Company had no revenues for the three months ended September 30, 2000 and 1999, with $22,699 and $0 in expenses, for net losses of ($22,699) and ($134,129), respectively. The Company had no revenues for the nine months ended September 30, 2000 and 1999, with $27,699 and $0 in expenses, for net income and losses of $95,307 and ($328,474), respectively.

          The Company had a net income of $95,307 primarily from discontinued operations for the period ended September 30, 2000; and a net loss of ($328,474) for the period ended September 30, 1999. The Company had a loss from discontinued operations of ($176,061) in 2000 and ($328,474) in 1999, respectively, with a gain on discontinued operations in 2000 of 299,067 for a net income of $95,307 for the nine months ended September 30, 2000.

Liquidity.
----------

          At September 30, 2000, the Company had $5,966 in current assets, with current liabilities of $3,665. Total stockholder's equity was $2,301.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Annual Report for the year ended December 31, 1999.*

          (b)  Reports on Form 8-K.

               8-K Current Report dated May 10, 2000, filed with the Securities and Exchange Commission on June 21, 2000.*

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