Form 10KSB
period 2000-12-31
WIZZARD SOFTWARE CORP /CO
filed 2001-04-02
CIK 1074909

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 333-69415


                    WIZZARD SOFTWARE CORPORATION
            (Name of Small Business Issuer in its Charter)

          COLORADO                                     87-0575577
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)

                            424 Gold Way
                   Pittsburgh, Pennsylvania 15213
               (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (412) 621-0902

                      Balanced Living, Inc.
                 5525 South 900 East, Suite 110
                   Salt Lake City, Utah 84117
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered:                     None
Securities Registered under Section 12(g) of the Exchange Act: None

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [N/A]

State Issuer's revenues for its most recent fiscal year: December 31, 2000 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 30, 2001 - $12,126,664. There are approximately 3,298,412 shares of common voting stock of the Registrant held by non-affiliates. This valuation is based upon the average bid prices on March 30, 2001, for our common stock on the OTC Bulletin Board of the NASD.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              March 30, 2001

                                15,932,792

                   DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
- ---------------------

          On May 26, 2000, the Company's sole director and executive officer and its principal stockholders who owned in excess of a majority of its outstanding voting securities determined that it would be in the best interests of the Company, its stockholders and its wholly-owned subsidiary, The Balanced Woman, Inc., a Colorado corporation ("Balanced Woman"), to separate the present or proposed business operations of the Company and the Balanced Woman. This was accomplished by conveying all of the outstanding shares of the Balanced Woman that were then owned by the Company to the stockholders of the Company in exchange for outstanding warrants or options to acquire common stock of the Company that were owned by these stockholders and others. Following this disposition, which was completed for accounting purposes during the quarter ended June 30, 2000, the Company and the Balanced Woman operated as separate and distinct entities, and the Balanced Woman was the successor to all of the business operations of the Company and/or the Balanced Woman. The Company's stockholders retained their common stock holdings in the Company, while separately owning "restricted securities" (common stock) in the Balanced Woman. The disposition of the Balanced Woman in exchange for outstanding warrants or options to acquire common stock of the Company that were owned by its stockholders and others was accomplished in a private placement pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission. See the Company's 8-K Current Reports dated May 10, 2000, as amended, which are incorporated herein by reference, Part III, Item 13.

          On May 30, 2000, the Company received, accepted and signed a copy of a Letter of Intent proposal whereby the Company proposed to acquire a 96% interest in Wizzard Software Corporation, a Delaware corporation ("Wizzard"). The Letter of Intent provided that the closing of the proposed acquisition was contingent upon the satisfaction of various conditions, including, among others, that the Company raise not less than $5,000,000 (the sum was later reduced to $500,000) in a private placement of its common stock to "accredited investors"; that it dispose of its wholly-owned subsidiary, the Balanced Woman; that it acquire or otherwise cancel all outstanding warrants and options to acquire any class of securities of its securities or cancel an equal number of its shares for any shares underlying any outstanding warrants or options not acquired and canceled; and that all of its outstanding liabilities be paid or assumed by the Balanced Woman. For more information on this Letter of Intent, see the Company's 8-K Current Reports dated May 10, 2000, Part III, Item 13.

          On June 5, 2000, Jenson Services, Inc., a Utah corporation ("Jenson Services"), purchased 2,500,000 (4,125,000 following the 1.65 for one forward split retroactively reflected herein in the Company's financial statements) shares of the Company's common stock ("restricted securities") from the Company in consideration of the sum of $25,000 (the "Jenson Services Purchase Proposal"). These shares then represented approximately 72% of the outstanding voting securities of the Company. For additional information on the Jenson Services Purchase Proposal, see the Company's 8-K dated May 10, 2000, Part III, Item II.

          On February 7, 2001, the Company completed a Plan of Reorganization and Stock Exchange Agreement (the "Wizzard Agreement") between the Company; Jenson Services; Wizzard; and certain stockholders of Wizzard owning not less than 80% of the outstanding common stock of Wizzard (the "Wizzard Stockholders"). Pursuant to the Wizzard Agreement, the Wizzard Stockholders participating in the Agreement exchanged their shares of Wizzard (an aggregate of 13,049,000 shares) for shares of the Company at the ratio of 1.027268907 shares of the Company for each Wizzard share. As a result of the completion of the Wizzard Agreement, the Wizzard Stockholders who were party to the Wizzard Agreement currently hold 13,404,831 shares of the Company's common stock and Wizzard became a 96% owned subsidiary of the Company.

          As part of the completion of the Wizzard Agreement, 531,000 post-split shares of common stock were sold in the Company's private offering at the closing of the Wizzard Agreement for aggregate gross proceeds of $531,000. This offering will continue until the earlier of the date when the Company is required to file a registration statement covering the shares sold on this offering (May 30, 2001), or the sale of 9,000,000 post-split shares for aggregate gross proceeds of $9,000,000.

          Jenson Services canceled 3,725,000 of the shares owned by it in the Company.

          Prior to the completion of the Wizzard Agreement, the Company was required to amend its Articles of Incorporation to reflect a recapitalization of its common stock from 50,000,000 shares at a par value of $0.001 per share to 100,000,000 shares at $0.001 par value per share; to effect a 1.65 for 1 forward split of the Company's outstanding shares of common stock; and to
change its name to "Wizzard Software Corporation."    For additional
information regarding the Wizzard Agreement, see the Company's 8-K Current Report dated February 7, 2001, which is incorporated herein by reference, Part III, Item 13.
          For a description of the Company's business development from inception to the year ended December 31, 1999, see its 10-KSB Annual Report for the year ended December 31, 1999, which is incorporated herein by reference, Part III, Item 13.

Business.
- ---------

          The only business operations ever conducted by the Company prior to the completion of the Wizzard Agreement were those carried on through its wholly-owned subsidiary, the Balanced Woman. Balanced Woman conducted seminars for issues of primary concern for women and marketed seven unique and innovative products to support women. A complete description of these past business operations is contained in Part I, Item 1, of Balanced Living's 10-KSB Annual Report for the year ended December 31, 1999, Part III, Item 13.

          Wizzard (sometimes referred to herein as the "Company") is based upon the simple premise that people want more control, customization and convenience in their daily lives. Founded in 1996, our focus is on providing speech recognition solutions to both business and consumer end users. By doing so, Wizzard believes it can increase the user's productivity by making the computer easier to use and more adaptable to the user's needs. The idea is that today's computers demand too much of the user's attention, when attention is perhaps the user's most precious commodity. Through the proper application of speech recognition technology, along with other intelligent interface technologies ("IITs"), Wizzard goes beyond the keyboard and enables smarter, more efficient relationships between people and technology. Our products provide technology that makes computers listen to users to get things done faster, easier and better. Our products make technology easier to use by verbally communicating with the user. Our products add intelligence to anticipate and assist in the user's everyday needs. Our objective is to enable a totally new kind of relationship between user and technology, to provide better guidance, navigation, assistance, simplicity, productivity and even fun....one user at a time.

          Wizzard believes that the market opportunity for speech recognition and other IIT software is immense. From consumers who do not know how to use computers or do not type very well, to business users whose time is their most precious asset, IIT solutions, including speech recognition, have proven to be an appealing addition to today's common user interface of the mouse and keyboard. As Bill Gates said, "speech recognition is the future of computers." Moreover, The Gartner Group listed speech recognition as one of the top technologies to watch in 1999 and beyond, and predicted that by 2001 speech recognition will be part of the computer environment for more than 30% of the office workforce. Recent uses of speech recognition by Ford, Apple, Motorola, E*Trade, and many Fortune 500 companies have begun to justify these claims. That is why Wizzard is committed to making today's keyboard obsolete. We believe the keyboard represents the weak link to a computer's true power as an extension of the user's thinking. We intend to give users of technology a better way to have technology serve them.

          From basic applications, such as e-mail and letter dictation, to sophisticated "Personal Intelligent Assistants," to the application of speech recognition in business software and Internet web sites, we believe that IIT's ultimately will change the way that users interact with technology. In fact, it is already beginning to happen. Nearly all software applications or Internet web sites can be enhanced to provide a faster or easier way of interaction through the addition of speech recognition. Over 125 million users of computers in the U.S. stand to see their lives enhanced once a more intelligent and robust form of interaction with their computers is achieved.
          Historically, speech recognition applications have been limited in their uses and have not traditionally delivered on their claims of a better, faster or easier user interface. This provides Wizzard with a marketplace opportunity that we have been developing over the last four years. By applying speech recognition in a user-friendly, interactive and simple manner, we have created speech recognition applications that work. This has been done primarily through the addition of text-to-speech and "Wizzard" intelligence. Our objective is to be the "brain" that drives this new technology in a manner that will make a difference, and deliver on the industry's promise. Demand for speech recognition applications is growing in many areas and we believe the time has arrived to capitalize and profit from our years of hard work.

          Wizzard plans to establish market share, grow our technology and become the "users' choice" for an easier way to interact with their technology. Wizzard plans to raise additional capital which will enable us to solidify our position as a leader in the industry and become a standard in the speech recognition industry for consumers and businesses, and a key component in Internet software infrastructure technology.

          The Company. Wizzard's first speech recognition product, VoicE-mail, was also the world's first e-mail application completely speech recognition enabled. Users could send, retrieve and dictate e-mail sessions without ever touching their keyboard. Launched into the retail channel, VoicE-mail was quickly sold through over 2,700 retail outlets, including CompUSA, Best Buy and Office Depot. Wizzard has raised over $2,500,000 in equity capital since it's inception to steadily grow the Company's product line and infrastructure to include five products, a sophisticated Internet/Intranet ordering system and 15 employees. The Company has established a strong Internet presence and initial penetration into several sales channels. Wizzard's partners include IBM, Microsoft, speech recognition market leader Lernout & Hauspie, and Internet web sites Yahoo, Quixtar.com and Amazon.com. Current products being sold allow end users to dictate e-mail, letters and Internet sessions through AOL, CompuServe and MSN.
          End users can perform language translation between many different languages and even pay their monthly bills by speaking to their computer. We have created technology which we believe allows us to create speech recognition-enhanced applications better and faster than many of our competitors and plan to use a portion of the proceeds of this offering to gain mass market penetration.

          The Industry. Currently, the speech recognition industry is broken into three distinct technical segments. They are:

               "Telephony" - Allows users to call into a speech recognition server where they can converse with an "automated attendant" to retrieve information such as stock quotes, travel schedules and virtual receptionists which route calls to final destinations.

               "Appliance" - Allows users to interact through speech recognition with appliances such as handheld computers, toys, automobiles and other non-desktop PC type products.

               "Desktop" - Allows users to interact through speech recognition with personal computers for general dictation of forms, letters, e-mail, Internet web site interaction and a myriad of business software applications.

          Wizzard focuses on the Desktop segment of the industry, but envisions a time in which the combination of all of the above-mentioned segments could create an industry powerhouse. A Desktop speech recognition company will be a key component of any company trying to put together a dominant speech recognition strategy, which creates an attractive partnering or acquisition model of which Wizzard can be the architect or benefactor.

          The Technology. In addition to speech recognition, other key technologies make up what are often called IIT's. Because these technologies are used in conjunction with speech recognition, they are often overlooked when speaking of the "speech recognition" industry. They include:

               Text-To-Speech ("TTS") - Text-To-Speech is a technology that enables Desktop PC's, Telephony products and Appliances to "talk back" to the user, using computer or human generated audio signals that can be heard by the user.

               Natural Language Processing ("NLP") - Natural Language Processing allows for the processing of the user's commands and generates a response or action based on what is said. This is also commonly referred to as "Artificial
               Intelligence," "Brain Space" and "Word Spotting."

               Avatars - A picture or a character on a screen that can be human-like or cartoon-like and acts as a user interface. The Avatar interacts with the user, often through TTS and some form of animation.

               Other forms of IIT's are handwriting recognition, optical character recognition and facial and gesture recognition.

          Wizzard does not create speech recognition engines. The Company licenses these engines from its partners Dragon, Lernout & Hauspie, IBM and Microsoft. These companies license them to the Company for a royalty payment.

          Wizzard does not create TTS. The Company licenses TTS engines from partners Lernout & Hauspie, AccuVoice and others for a royalty payment.

          Wizzard does not create Avatars. Wizzard contracts third party developers to create Avatars based on the Microsoft Agent standard. Wizzard does own the Avatars created by these third parties. Additionally, Wizzard plans to create other Avatars based on technologies other than the Microsoft Agent standard, such as Lifef/x and Haptek, giving our end users the freedom of choice. Currently, the Company distributes 20 Avatars of which it has commissioned, or are provided by their owners free of charge, to distribute with our products.

          Wizzard has created its own NLP engine. This allows us to provide intelligence to speech recognition based applications and perform actions based on the user's spoken commands. This NLP engine, or "Brain," as we like to call it, is the key component to the future of Wizzard's intelligent speech recognition applications and was created in our Verbal Computing Laboratories over the past three years. This technical component is embedded in both the PC and Internet based software application infrastructure and positions Wizzard as a leader in this area often referred to as "Brain Space."

          Wizzard has combined the Brain with a unique Mutiplex Development Platform (Multiplexor), which allows us to add IITs, including speech recognition, to almost any software application and Internet web site in a matter of weeks. We believe that this gives us a significant advantage over many of our competitors and allows us to customize our software to the user's needs. We believe that the Multiplexor is so powerful that, some day, we envision users of our products to be able to come to our Internet web site and enter what they want their intelligent speech recognition application to do, based on their defined specifications, and have it running in their computers within minutes. We believe the Multiplexor positions Wizzard at the forefront of the PC and Internet-based speech recognition software infrastructure market and allows us to provide our customers with outstanding, customized service.

          By integrating speech recognition, TTS and, on occasion, Avatars, with Wizzard's NLP by way of the Multiplexor, we are able to create advanced, intelligent speech recognition applications which have interactivity and can allow the user to get more accomplished in a personable and convenient way. We are aware of no other company that is able to integrate these multiple technologies into a product and bring it to market. Wizzard has been providing this type of advanced speech recognition applications for well over a year.

          Our Products. We believe that a company is defined by the customers it services, not by the products it creates. By forming a strong relationship with our customers, we seek to provide them with speech recognition solutions for all aspects of their computing lives. Whether it is for work or play, at home or at the office, we plan to be there to provide an easier to use and more productive way to interact with their technology.

          Interactive Voice Assistant 2.0 ("IVA")

               Wizzard's core focus at this time is our IVA product. IVA is a software product which is designed to turn a computer into a personal talking intelligent assistant. A user puts a headset microphone on and launches IVA. An Avatar of the user's choice appears on the screen and greets him. The user can then verbally tell the personal assistant what he would like to do, such as check or create an e-mail, dictate a letter, go to an Internet site, get a stock quote, pay monthly bills, chat with friends online, translate documents into different languages, etc.; all being done more quickly and easily by using his voice. Wizzard has created over 28 different personal assistants that plug into the core IVA product, and is expanding the IVA family everyday. Using our Multiplexor, we can customize an assistant to just about any software program or web site in a matter of a few weeks. Our goal is to have 50 assistants by the end of 2000, giving our IVA customers a wide range of capabilities and services.

          Current IVA Assistants Modules -

               * Presentation Assistant for MS PowerPoint
               * Dictation Assistant for MS Word, Word Perfect and MS Works
               * Online Assistant for America Online, CompuServe and MSN
               * Internet Assistant for Netscape and Internet Explorer
               * E-mail Assistant for Eudora Pro, MS Outlook, MS Outlook
                 Express, Hotmail, Yahoo!, Netscape, Microsoft Exchange, Lotus Notes, Eudora Web and Juno
               * Instant Messenger Assistant for ICQ, AOL and MSN Messenger
               * Assistant for MIRC - Relay Chat
               * Translation Assistant for Global Translator Pro
               * Conversation Assistant
               * Games Assistant
               * CoolSpeak.com Personal Voice Assistant
               * Crosswalk.com Personal Voice Assistant
               * Financial Assistant for Quicken

          The core IVA product, which ships with a headset microphone, speech recognition engine, Avatars and a TTS engine currently sells for $75.00. Each plug-in module, or assistant, currently sells for $15.00 each. Wizzard believes it is well positioned to capitalize on the growth of the speech recognition market if it achieves mass-market penetration.

          For other information on the current and intended business operations of Wizzard, see the Company's 8-K Current Report dated February 7, 2001, Part III, Item 13.

Item 2.  Description of Property.
         ------------------------

         Wizzard's offices are located at 424 Gold Way, Pittsburgh, PA 15213. Wizzard's telephone number is (412) 621-0902 and the facsimile number is (412) 621-2625. See the 8-K Current Report dated February 7, 2001, Part III, Item 13.

Item 3.  Legal Proceedings.
         ------------------

         We are not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or other person who may be deemed to be our "affiliate" or who is the owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         At a special meeting of the stockholders duly called and held on May 10, 2000, Article XIII was added to the Articles of Incorporation of the Company which provided that any action which may be taken at any annual or special meeting of stockholders may be taken without a meeting and without prior notice, if one or more consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting at which all shares entitled to vote thereon were present and voted. 605,834 of the 867,849 outstanding shares of the Company were voted in favor of the amendment, with none abstaining and none voting against the amendment. See the Company's 8-K Current Reports dated May 10, 2000, Part III, Item 13.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
- -------------------

          The Company's common stock has been quoted on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") since the beginning of April, 2000, and is presently quoted under the symbol "WIZD."

          The range of high and low bid quotations for the Company's common stock during each quarter of the calendar year ended December 31, 2000, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
- --------------                          ----                ---

June 30, 2000                           $1                  $1

September 30, 2000                      $4                  $1

December 31, 2000                       $3.25               $0.625


          * The future sale of presently outstanding "restricted securities" (common stock) of the Company by present members of management and others may have an adverse effect the market in the shares of common stock of the Company. See the heading "
               Recent Sales of Unregistered Securities," below.

Recent Sales of Unregistered Securities.
- ----------------------------------------

          The following "restricted securities" of the Company were sold during the past three calendar years:

Name                   Number of Shares        Date            Consideration
                                                                 Per Share
- ----                   ----------------        ----            -------------
Balanced Woman             825,000             7/98            Share Exchange
Stockholders

Five or less               276,951             4/99                $1.21
creditors

Five or less               165,000             9/99                $1.21
creditors

Jenson Services          2,500,000             5/00                $0.006

Wizzard Stockholders    13,404,831             2/01            Share Exchange

Private Offering          531,000              2/01                $1.00

          We issued all of these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

          Sales of "restricted securities" by members of management and others could have an adverse effect on any public market for the common stock of the Company. With the exception of the shares of "restricted securities" issued as outlined above in 1999, all of the remaining outstanding shares of the Company's common stock that are designated as "restricted securities" have been held for a sufficient period of time for resale under Rule 144 of the Securities and Exchange Commission, subject to volume limitations of subparagraph (e) of this Rule.

Holders.
- --------

          The number of record holders of the Company's common stock as of March 30, 2001, was approximately 60.

Dividends.
- ----------

     We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of Sanguine's business. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
- ------------------

          For information on the current and intended business operations of Wizzard, along with its plan of operations, see the Company's 8-K Current Report dated February 7, 2001, Part III, Item 13.

Results of Operations.
- ----------------------

          Revenues for the calendar years ending December 31, 2000 and 1999 were $0 and $0, respectively.

          We realized a net gain from discontinued operations for a net income of $88,541, with a gain of $0.01 per share during the calendar year ended December 31, 2000, and a net loss from discontinued operations of $(455,676), with a loss of $(0.39) per share for the year ending December 31, 1999.

          During the calendar year ended December 31, 2000, we had expenses of $34,465, while receiving $0 in revenues and a net gain of $123,006 from discontinued operations.

Liquidity.
- ----------

          As of December 31, 2000, we had $171,000 in cash, with $203,982 in current liabilities. The $171,000 represented subscriptions paid on the Company's private offering, which was being held in escrow to satisfy the minimum offering of $500,000 required to complete the Wizzard Agreement; accordingly, this amount is also reflected as a liability.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 2000, and December 31, 1999

          Independent Auditors Report

          Balance Sheet - December 31, 2000

          Statements of Operations from Inception on January 26, 1998 through December 31, 2000 and the Years ended December 31, 2000 and 1999

          Statements of Stockholders' Equity January 26,
          1998 to December 31, 2000

          Statements of Cash Flows from Inception
          January 26, 1998 to December 31, 2000
          and the Years Ended December 31, 2000 and 1999

          Notes to Financial Statements

                   WIZZARD SOFTWARE CORPORATION
                 (Formerly Balanced Living, Inc.)
                  [A Development Stage Company]

                       FINANCIAL STATEMENTS

                        DECEMBER 31, 2000

                   WIZZARD SOFTWARE CORPORATION
                 (Formerly Balanced Living, Inc.)
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Independent Auditors' Report                                  1


        Balance Sheet, December 31, 2000                              2


        Statements of Operations, for the years ended
           December 31, 2000 and 1999 and from inception
           On January 26, 1998 through December 31, 2000              3


        Statement of Stockholders' Deficit, from the date of
           inception on January 26, 1998 through December 31, 2000    4


        Statements of Cash Flows, for the years ended December 31,
           2000 and 1999 and from inception on January 26, 1998
           through December 31, 2000                                  5


        Notes to Financial Statements                            6 - 13

                   INDEPENDENT AUDITORS' REPORT



Board of Directors
WIZZARD SOFTWARE CORPORATION
(Formerly Balanced Living, Inc.)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Wizzard Software Corporation, (formerly Balanced Living, Inc.) [a development stage company] as of December 31, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2000 and 1999 and from inception on January 26, 1998 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Wizzard Software Corporation, (formerly Balanced Living, Inc.) as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 and 1999 and for the period from inception through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has not yet established profitable operations, has incurred significant losses since its inception has current liabilities in excess of current assets and has a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




March 17, 2001
Salt Lake City, Utah

                  WIZZARD SOFTWARE CORPORATION
                 (Formerly Balanced Living, Inc.)
                  [A Development Stage Company]

                          BALANCE SHEET


                              ASSETS


                                                  December 31,
                                                     2000
                                                  ___________
CURRENT ASSETS:
  Cash held in escrow                               $ 171,000
                                                  ___________
        Total Current Assets                          171,000

DEFERRED STOCK OFFERING COST                           29,517
                                                  ___________
                                           $          200,517
                                                 ____________


LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                         $           32,982
  Advances from investors                             171,000
                                                  ___________
        Total Current Liabilities                     203,982
                                                  ___________

STOCKHOLDERS' (DEFICIT):
  Preferred stock, $.001 par value,
    10,000,000 shares authorized,
   no shares issued and outstanding                         -
  Common stock, $.001 par value,
        100,000,000 shares authorized,
   5,721,951 shares issued and outstanding              5,722
  Paid in capital                                     636,140
  Deficit accumulated
    during the development stage                     (645,327)
                                                  ___________
        Total Stockholders' (Deficit)                 (3,465)
                                                  ___________
                                           $          200,517
                                                 ____________

The accompanying notes are an integral part of this financial statement.

                   WIZZARD SOFTWARE CORPORATION
                 (Formerly Balanced Living, Inc.)
                  [A Development Stage Company]
                     STATEMENTS OF OPERATIONS


                                                          From Inception
                                  For the Year Ended      on January 26,
                                     December 31,          1998 Through
                                  _____________________    December 31,
                                   2000          1999          2000
                                  ____________________________________
REVENUE                           $         -  $        -  $         -

COST OF SALES                               -           -            -
                                  ___________  __________  ___________
GROSS PROFIT (LOSS)                         -           -            -
                                  ___________  __________  ___________
EXPENSES:
 General and administrative            34,465           -       34,465
                                  ___________  __________  ___________
OPERATING LOSS                        (34,465)          -      (34,465)

OTHER INCOME (EXPENSE):
 Interest expense                           -           -            -
                                  ___________ ___________  ___________
LOSS BEFORE INCOME TAXES              (34,465)          -      (34,465)

CURRENT TAX EXPENSE                         -           -            -
DEFERRED TAX EXPENSE                        -           -            -
                                  ___________ ___________  ___________
LOSS FROM CONTINUING
  OPERATIONS                          (34,465)          -      (34,465)
                                  ___________ ___________  ___________
DISCONTINUED  OPERATIONS:
 Loss from operations of The
   Balanced Woman, Inc.              (176,061)   (455,676)    (909,928)

 Gain on disposal of The
   Balanced Woman, Inc.               299,067           -      299,067
                                  ___________ ___________  ___________
GAIN (LOSS) FROM DISCONTINUED
   OPERATIONS                         123,006    (455,676)    (610,862)
                                  ___________ ___________  ___________
NET INCOME (LOSS)                 $    88,541 $  (455,676) $  (645,327)
                                  ___________ ___________  ___________
INCOME (LOSS) PER COMMON SHARE:
 Continuing operations            $      (.02)$         -  $      (.01)
 Discontinued operations          $      (.04)$      (.39) $      (.34)
 Disposal of operations           $       .07 $         -  $       .11
                                  ___________ ___________  ___________
INCOME (LOSS) PER COMMON SHARE            .01        (.39)        (.24)
                                  ___________ ___________  ___________

The accompanying notes are an integral part of these financial statements.

                   WIZZARD SOFTWARE CORPORATION
                 (Formerly Balanced Living, Inc.)
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' DEFICIT

          FROM THE DATE OF INCEPTION ON JANUARY 26, 1998

                    THROUGH DECEMBER 31, 1999
                                                                   Deficit
                                                                  Accumulated
                                   Common Stock                   During the
                             ______________________  Paid in      Development
                               Shares      Amount    Capital        Stage
                             ______________________ ___________  ____________
BALANCE, January 26, 1998               -   $     -  $        -  $          -

Issuance of 165,000 shares
common stock for cash,
February 10, 1998 at $.006
per share                         165,000       165         835             -

Effect of reorganization of
the Company through the
issuance of 825,000 shares of
common stock to acquire "The
Balanced  Woman, Inc." pursuant
to agreement and plan
reorganization on July 14, 1998   825,000       825       1,175             -


Consideration received for the
grant of 825,000 non-qualified
stock options, at $.006 per
underlying share of stock               -         -       5,000             -

Consideration received for the
grant of 61,875 stock warrants,
at $.61 per warrant                     -         -      37,500             -

Net loss for the period ended
December 31, 1998                       -         -           -      (278,192)
                              ___________  ________  __________  ____________
BALANCE, December 31, 1998        990,000       990      44,510      (278,192)

Non-cash consideration received
for the grant of 49,500 stock
warrants, at  $.61 per warrant          -         -      30,000             -

Issuance of shares common stock
for retirement of debt at $1.21
per share, April 1999             276,951       277     335,085             -

Issuance of 165,000 shares
common stock for cash at $1.21
per share, September 1999         165,000       165     199,835             -

Net loss for the year ended
December 31, 1999                       -         -           -      (455,676)
                              ___________  ________  __________  ____________
BALANCE, December 31, 1999      1,431,951     1,432     609,430      (733,868)

Issuance of common stock for
services rendered valued at
$.03 per share, May 2000          165,000       165       4,835             -

Issuance of common stock for
cash at $.006 per share,
May 2000                        4,125,000     4,125      20,875             -

Cash contributed by a
shareholder                             -         -       1,000             -

Net loss for the year ended
December 31, 2000                       -         -           -        88,541
                              ___________  ________  __________  ____________
BALANCE, December  31, 2000     5,721,951  $  5,722  $  636,140  $   (645,327)
                              ___________  ________  __________  ____________

The accompanying notes are an integral part of this financial statement.

                   WIZZARD SOFTWARE CORPORATION
                 (Formerly Balanced Living, Inc.)
                  [A Development Stage Company]

                     STATEMENTS OF CASH FLOWS
                                                              From Inception
                                         For the Year Ended   on January 26,
                                             December 31,      1998 Through
                                       ______________________  December 31,
                                         2000         1999         2000
                                       ______________________  ____________
Cash Flows Used by Operating Activities:
 Net Income (loss)                     $   88,541  $ (455,676)  $  (645,327)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
   Depreciation                               407         738         1,509
   Non cash expense                         5,000      40,362        82,862
   Gain on sale of subsidiary            (299,067)          -      (299,067)
   Changes in assets and liabilities:
    Increase in inventory                     463       8,612        (4,152)
    Increase in prepaid assets                  -      34,795          (600)
    Increase in accounts payable            9,152      25,964        40,986
    Increase in accrued liabilities        13,732      (4,600)       14,511
                                       ____________________________________
     Net Cash Used by Operating
        Activities                       (181,772)   (349,805)     (809,278)
                                       ____________________________________
Cash Flows Used by Investing Activities:
 Equipment purchases                            -      (1,086)       (4,722)
                                       ____________________________________
     Net Cash Used by Investing Activities      -      (1,086)       (4,722)
                                       ____________________________________
Cash Flows Provided by Financing Activities:
 Proceeds from options granted                  -           -         5,000
 Advances received from investors         171,000           -       171,000
 Proceeds from common stock issuance       25,000     200,000       228,000
 Proceeds from issuance of warrants
  and notes payable                       150,000     100,000       580,000
 Contributed capital                        1,000           -         1,000
                                       ____________________________________
     Net Cash Provided by Financing
        Activities                        347,000     300,000       985,000
                                       ____________________________________
Net Increase in Cash                      165,228     (50,891)      171,000
Cash at Beginning of Period                 5,772      56,663             -
                                       ____________________________________
Cash at End of Period                  $  171,000 $     5,772    $  171,000
                                       ____________________________________
Supplemental Disclosures of Cash Flow information:

 Cash paid during the period for:
   Interest                            $        - $     9,400    $   24,880
   Income taxes                        $        - $         -    $        -

Supplemental schedule of Noncash Investing and Financing Activities:
 For the year ended December 31, 2000:
   The Company issued 165,000 shares of common stock for services rendered valued at $5,000.

 For the year ended December 31, 1999:
   The Company issued 49,500 warrants at $.60 per warrant which was charged to interest expense.

   The Company issued 276,951 shares to retire debt in the amount of $335,362.

The accompanying notes are an integral part of these financial statements.

                  WIZZARD SOFTWARE CORPORATION
                 (Formerly Balanced Living, Inc.)
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization - Balanced Living, Inc. ("Parent") a Colorado corporation, was organized on July 1, 1998 to reorganize, through a stock for stock exchange, The Balanced Woman, Inc. ("BWI"). BWI was organized under the laws of the State of Colorado on January 26, 1998. BWI was engaged in the business of holding motivational seminars, and selling books and other motivational products. During June 2000, the Company sold BWI discontinuing the operations for the cancellation of all outstanding options and warrants of the Parent.

   On February 7, 2001 the Company completed a plan of reorganization and stock exchange agreement with Wizzard Software Corp. ("WSC") a Delaware corporation, wherein the Parent issued 13,404,831 shares of Common Stock for 96% interest in WSC (See Note 8). In Connection with the reorganization agreement, the Company amended it articles of incorporation to change the name of the Company to Wizzard Software Corporation, to effect a 1.65 to 1 forward stock split, and to recapitalize the Company's authorized common shares from 50,000,000 shares with a par value of $.001 to 100,000,000 shares with a par value of $.001. The effect of these amendments has been reflected in the financial statements.

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

   Restatement - The financial statements have been restated to reflect the effect of the 1.65 to 1 forward stock split and the recapitalization of the Company's authorized common shares from 50,000,000, $.001 par value to 100,000,000 $.001 par value which was effective February 7, 2001.

                   WIZZARD SOFTWARE CORPORATION
                 (Formerly Balanced Living, Inc.)
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

NOTE 2   DISCONTINUED OPERATIONS

   During the second quarter of 2000 the Company adopted a plan to spin-off and discontinued the operations of The Balanced Woman, Inc. The Balanced Woman, Inc. is reported as a discontinued operation for the nine months ended September 30, 2000. Net sales related to The Balanced Woman, Inc. for the year ended December 31, 2000 and 1999 were $5,663 and $42,846, respectively. These amounts have been reclassified to loss from operations of The Balanced Woman, Inc. in the accompanying statement of operations.

   The following is a condensed proforma consolidated statement of operations that reflects what the presentation would have been for the years ended December 31, 2000 and 1999 without the reclassifications required by "discontinued operations" accounting principles:
                                               2000        1999
                                               ___________ ___________
          Net Sales                     $            5,663  $  42,846
          Cost of goods sold                      (12,244)    (44,482)
          Other operating expenses               (179,673)   (379,029)
          Other income (expense)                  (24,272)    (75,011)
                                               ___________ ___________
          Net loss                       $       (210,526)  $ (455,676)
                                               ___________ ___________
          Loss per share                 $           (.05)  $     (.39)
                                              ________________________

                  WIZZARD SOFTWARE CORPORATION
                 (Formerly Balanced Living, Inc.)
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

NOTE 3   NOTES PAYABLE

  During 1999, the Company issued subordinated demand notes payable to a former officer and a shareholder, of the Company in the amount of $105,000. The notes bear interest at a rate of 10% per annum with quarterly interest payments, the notes are due on demand. Note-holders can demand payment of the unpaid principal plus accrued interest in order to purchase other equity opportunities in the Company of equal value at any time prior to the maturity date. During the year ended December 31, 2000 the Company issued an additional $150,000 in notes. Accrued interest as of June 30, 2000 was $14,511. The note and related accrued interest were included in the liabilities of the BWI that was spun off during June 2000 (See Note 2).

NOTE 4   CAPITAL STOCK

  On February 7, 2001, in connection with the close of the plan of reorganization and stock exchange agreement with WSC, the Company issued 13,404,831 shares of Common Stock for 96% interest in WSC, a shareholder of the Company contributed back to the Company 3,725,000 shares of the Company's Common stock for cancellation, the Company effected a 1.65 to 1 forward stock split, the Company recapitalized it's Authorized common shares from 50,000,000, $.001 par value to 100,000,000 $.001 par value, and had sold 531,000 shares of common stock under a confidential private placement offering for gross proceeds of $531,000 net of stock offering cost of approximately 65,000.

  Confidential Private Placement Offering - The Company is offering to sell up to 9,000,000 shares (minimum 500,000 shares) of the Company's common stock at $1.00 per share under a Confidential Private Offering of Common
  Stock.   As of December 31, 2000 the Company held $171,000 in escrow towards the minimum offering and has recorded an investor advances liability. This offering will continue until the earlier of April 1, 2001 or the sale of the maximum shares.

  Common Stock - During May 2000, The Company issued 4,125,000 shares of common stock for $25,000 and effectively changed control of the company. The Company also issued 165,000 shares of common stock for services rendered valued at $5,000.

  During November 2000, a shareholder of the Company paid $1,000 for expenses of the Company which has been accounted for as a contribution to capital.

  On July 14, 1998 the Company entered into an Agreement and Plan of Reorganization wherein Parent acquired all the issued and outstanding shares of common stock of BWI in a stock for stock exchange. Parent issued 825,000 shares of common stock in the exchange. Parent and BWI had similar ownership at the time of reorganization and were considered to be entities under common control. Accordingly, the reorganization has been recorded in a manner similar to a pooling of interests. BWI had previously been funded with $2,000.

  During January, 1998, the Company issued 165,000 shares of common stock in connection with the organization of the Company at $.006 per share. Total proceeds amounted to $1,000.

                   WIZZARD SOFTWARE CORPORATION
                 (Formerly Balanced Living, Inc.)
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 4   CAPITAL STOCK [Continued]

  Stock Warrants - During 1998, Subsidiary issued 272,250 common stock warrants to various officers, directors and consultants in conjunction with the issuance of subordinated notes payable. In connection with the reorganization of the company, the warrants of Subsidiary were cancelled, and re-issued under the same terms by Parent during 1998. Each warrant grants the holder the right to purchase one share of the Company's common stock at a price of $.60 per share. The warrants may be exercised at any time prior to March 1, 2003. An additional 49,500 warrants were issued subsequent to December, 1998. The Company has accrued additional interest expense for warrants issued after November 1999 as the exercise price of the warrants were less than the arbitrary value of $1.21 proposed for the Company's upcoming stock offering. During 1998, $37,500 was capitalized as prepaid interest expenses and is being amortized over the life of the note. All amounts were expensed in 1999. An additional $30,000 was expensed in 1999 and will be amortized over the life of the note. During June 2000, the warrants were cancelled in connection with the spin off of the subsidiary The Balanced Woman, Inc.

  Non-Qualified Stock Options - As of December 31, 2000, the Company has issued a total of 825,000 options to various officers, directors and consultants of the Company. These options are exercisable at $.60 per share, and vest over a five-year period, based upon certain conditions specified in the option agreement. The options expire five years from the date of vesting. During June 2000, the options were cancelled in connection with the spin off of the subsidiary The Balanced Woman, Inc.

     Public Offering of Common Stock   During February 1998, the Company
     filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. The Company sold 165,000 "Units" at a price of $1.21 per Unit, which price was arbitrarily determined by the Company. Each Unit consists of 1.65 share of the Company's $.001 par value common stock sold at $1.21 per share, 1.65 "Class A Warrant" to purchase one share of common stock at $1.82 per share, 1.65 "Class B Warrant" to purchase one share of common stock at $3.03 per share, and 1.65 "Class C Warrant" to purchase one share of common stock at $6.06 per share. All warrants issued under the offering will expire on December 31, 2003. The warrants are callable if, after one year from the issuance date, public trading develops and trading occurs for at least 20 consecutive days. The warrants are callable at $.006 per warrant upon 30 days notice by the Company to warrant holders. The Units will be offered and sold by officers of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. During June 2000, the warrants were cancelled in connection with the spin off of the subsidiary The Balanced Woman, Inc.

                   WIZZARD SOFTWARE CORPORATION
                 (Formerly Balanced Living, Inc.)
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2000 the Company has unused operating loss carryforwards of approximately $645,000 which may be applied against future taxable income and which expire in 2020.

  These unused operating loss carryforwards have been limited due to the change in control of the Company. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $220,000 as of December 31, 2000 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $30,000 during 2000.

NOTE 6   LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:
                                                              From Inception
                                       For the Year Ended     on February 26,
                                           December 31,        1998 Through
                                  ____________________________ December 31,
                                       2000          1999          2000
                                  _____________  _____________ ______________
   Loss from continuing operations
   applicable to common
   shareholders (Numerator)       $     (34,465) $           - $      (34,465)
                                  _____________  _____________ ______________
   Loss from operations of The
      Balanced Woman, Inc.        $    (176,061) $    (455,676)$     (909,928)
                                  _____________  _____________ ______________
   Gain on disposal of The
    Balanced Woman, Inc.          $     299,067  $           - $      299,067
                                  _____________  _____________ ______________
   Weighted average number of
   common shares outstanding used
   in loss per share during the
   period (Denominator)               3,998,918      1,177,983      2,649,401
                                  _____________  _____________ ______________

  Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive. Subsequent to the year ended December 31, 2000, the Company issued 13,935,831 shares of Common stock and Cancelled 3,725,000 in connection with a plan on reorganization and stock exchange agreement.

                  WIZZARD SOFTWARE CORPORATION
                 (Formerly Balanced Living, Inc.)
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7   GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company, has not yet established profitable operations, has incurred significant losses since inception, and has a stockholder's deficit. The Company also has current liabilities in excess of current assets (a working capital deficiency). These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8   SUBSEQUENT EVENTS

  On February 7, 2001, the Company completed the Plan of Reorganization and Stock Exchange agreement, through the issuance 13,404,831 shares of stock for 96% of WSC. The merger was accounted for as a recapitalization of the Subsidiary, wherein WSC became a 96% owned subsidiary of the Parent. In connection with the agreement 3,725,000 shares of the Company's Common stock were contributed back and cancelled. The Company also amended it's articles of incorporation to increase the authorized common shares to 100,000,000, to effect a 1.65 to 1 forward stock split and to change the name of the Company to Wizzard Software Corporation.

  Subsequent to the year ended December 31, 2000, the Company sold the minimum 500,000 shares in the Company's confidential private placement offering As of March 13, 2001, the Company had sold 596,000 shares under the offering for aggregate gross proceeds of $596,000. This offering will continue until the earlier of April 1, 2001 or the sale of 9,000,000 shares of the company's Common stock. Costs incurred in connection with the offering will be deferred and offset against the proceeds of the offering. At December 31, 2000, $29517 of stock offering cost had been incurred.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
- ---------------------

        Pritchett, Siler & Hardy, CPA, Salt Lake City, Utah, has reported upon the Company's Balance Sheets as of December 31, 2000 and 1999, and the related Statements of Operations, Changes in Shareholders' Equity and Cash Flows for the years ended December 31, 2000, and 1999, and for the period from inception (January 26, 1998) to December 31, 2000. There has been no change in the Company's independent accountants during the period commencing with the Company's retention of Prtichett, Siler & Hardy through the date hereof.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
- --------------------------------------------------

Identification of Directors and Executive Officers.
- ---------------------------------------------------

     The following table sets forth the names of all of our directors and executive officers as of December 31, 2000.


Directors and Executive Officers.
- ---------------------------------

                                               Date of          Date of
                            Positions         Election or      Termination
  Name                      Held              Designation      or Resignation
  ----                      ----              -----------      --------------
Jeffrey Hardman       President and Director  5/30/00           2/07/01

Joel Hardman          Secretary and Director  5/30/00           2/07/01

Janene Barham        Former President and    Inception         5/30/00
                      Director

Armen Geronian        Director and Assistant  2/07/01               *
                      Secretary

Christopher J.        Director and President  2/07/01               *
Spencer

Gordon Berry          Director                2/07/01               *

               *  Presently serving in these capacities.

Term of Office.
- ---------------

          The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in June of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.

Business Experience.
- --------------------

          The following is a brief description of the names, positions, ages and business background of the present directors and executive officers of the
Company:

Christopher J. Spencer.
- -----------------------

          Mr. Spencer, age 31, has served as the Chief Executive Officer, President and as a director of the Company since the formation of its predecessor in 1995. Mr. Spencer has been responsible for the overall direction of the Company since its inception, and has been instrumental in leading the Company to its current position as a technological leader in the voice recognition/conversational computing industry. Mr. Spencer enabled the Company's first major sale to the FBI in 1995, and has been responsible for the Company's strong partnership relationship with IBM. Through Mr. Spencer's efforts, the Company has successfully obtained financing of $2,400,000 that helped complete the development of the Company's breakthrough IVA product, now ready for the mass market. Mr. Spencer also sits on the Board of Directors of Cennoid Technologies.

          From 1994 until 1996, Mr. Spencer worked for ChinaWire, Inc., a high- technology company engaged in selling computer networks to customers throughout the U.S. Through Mr. Spencer's efforts the Company signed an exclusive contract with the Ministry of Posts and Telecommunications Department of the Peoples Republic of China. Mr. Spencer was responsible for raising over US$3,500,000 for the venture.

          Mr. Spencer worked for Lotto USA, Inc., where he was founder and Chief Executive Officer for the Pennsylvania computer networking company from 1992- 1994. Besides designing the technology, Mr. Spencer helped the company implement an additional one-dollar service charge (US$ 1.00) for every out-of-state lottery ticket it sold in the state of Pennsylvania, accounting for substantial revenues for the company.

          From 1990 until 1992, Mr. Spencer worked for John Valiant, Inc., responsible for the business concept and obtaining short-term financing of $200,000. Mr. Spencer combined an effective advertising/promotions campaign with proper timing in the young adult/college restaurant/nightclub market. The company was sold for a profit in 1992 after successfully operating three revenue-generating divisions. From 1985 until 1987, Mr. Spencer worked for Creative Marketing Inc. of Virginia, which specialized in unique marketing and advertising concepts. While serving as founder and President, Mr. Spencer secured greater than fifty corporate customers through door-to-door coupon/entertainment books sales before engaging in advertising and promotions sales to individual corporate customers and groups of customers such as office parks and shopping centers. Mr. Spencer attended West Virginia University from 1987-1990.

Armen Geronian.
- ---------------

          Mr. Geronian, age 31, has served as Chief Technical Officer, Assistant Secretary, and a director of the Company since its inception in 1995. Mr. Geronian has spearheaded the Company's development of its Interactive Voice Assistant- software product, and is responsible for all of the Company's technical decisions regarding the software code and other attributes of the Company's products and services. Mr. Geronian is regarded as one of the premier speech recognition software developers in the U.S. today.

          Mr. Geronian has extensive software knowledge and experience, and in 1995 he created custom software for an industrial furnace control company, primarily utilizing Visual Basic for Washington Penn & Plastic. In 1994 Mr. Geronian was the lead developer of a money transfer service software system for ChinaWire, Inc. In 1994, Mr. Geronian created custom software packages for warehouse inventory, whereby the project included over fifteen large databases for reporting, accounts payable/receivable, and complete auditing control functions. Mr. Geronian is skilled at using DOS, Basic Prof 7.0, OS/2, Paradox, Assembler, and Visual Basic. In 1993, Mr. Geronian helped create a custom software package for medical claims processing that provided communications between office and System One. From 1988 until 1992, Mr. Geronian was part of a large project developing accounting, economic development, and financial software to be sold to several large Russian corporations. In 1988, Mr. Geronian was engaged in software development for the Russian version of Novel, designed to assist students in math and statistics, whereby Mr. Geronian became skilled in utilizing Quick Basic 4.5. Mr. Geronian received his B.S. in Computer Science from the University of Moscow in 1990.

Gordon Berry.
- -------------

          Mr.Berry, age 60, has served as a director of the Company since 1997. Mr. Berry is involved in all business, corporate, and financial decisions of the Company, serving as a guide and counsel for the executive officers and Board of Directors. Since 1990, Mr. Berry has also been a consultant to a variety of businesses assisting them in the areas of sales, marketing, and strategic planning. From 1985-1990, Mr. Berry was Vice President of Sales/Marketing for Champion Commercial Industry, a multi-division manufacturer of metal products, where Mr. Berry increased the firm's revenues by 60% while developing several new product lines.

          From 1980-1985, Mr. Berry was Vice President for Trundle Consultants, Inc., where Mr. Berry specialized in all areas of sales and marketing, dealing primarily with firms having sales less than $100 million annually. Mr. Berry and his firm's industry study product received national recognition. From 1974-1979, Mr. Berry ran IMI, a sole proprietorship specializing in venture capital and business consulting, assisting several companies. IMI was subsequently merged with Trundle Consultants Inc. This financing background will enable Mr. Berry to assist the Company as it seeks to obtain financing and revenue growth in the public markets in 1999 and 2000. From 1963-1974, Mr. Berry worked in manufacturing for Electric Products Company, and concluded his tenure as Division Manager and member of the Executive Committee. Mr. Berry attended Cornell University and received his Bachelor's degree in Industrial Management from Georgia Tech in 1962.

Family Relationships.
- ---------------------

          Joel Hardman and Jeffrey Hardman are brothers.

Involvement in Certain Legal Proceedings.
- -----------------------------------------

          During the past five years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

          (1) Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

          (2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities;

          (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
- ------------------

          The following table shows the aggregate compensation that we have paid to directors and executive officers for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
- -----------------------------------------------------------------

Jeffrey
Hardman    12/31/00    0     0     0     0      0     0   0
President
and director

Joel
Hardman    12/31/00    0     0     0     0      0     0   0
Sec. and
Director

Janene     12/31/00 $14,000  0     0     0      0     0   0
Barham,    12/31/99 $46,000  0     0     0   42,502   0   0
Former
President
and director

Bonuses and Deferred Compensation.
- ----------------------------------

          None.

Compensation Pursuant to Plans.
- -------------------------------

          Except as indicated in the table above, none; see the financial statements accompanying this Report, Part II, Items 7.

Pension Table.
- --------------

          None; not applicable.

Other Compensation.
- -------------------

          None.

Compensation of Directors.
- --------------------------

          None.

Employment Contracts.
- ---------------------

          None.

Termination of Employment and Change of Control Arrangements.
- -------------------------------------------------------------

          None.

Compliance with Section 16(a) of the Exchange Act.
- --------------------------------------------------

         The Company is not subject to the filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, and files its reports pursuant to Section 15(d) thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of December 31, 2000:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------


                                         Number of Shares        Percent
Name and Address                        Beneficially Owned       of Class (1)
- ----------------                        ------------------       --------

Jeffery Hardman                                -0-                  -0-


Joel Hardman                                   -0-                  -0-

                         FIVE PERCENT STOCKHOLDERS
                         -------------------------


                                         Number of Shares*         Percent*
Name and Address                        Beneficially Owned       of Class
- ----------------                        ------------------       --------

Jenson Services                            4,125,000                72%

               * For information regarding beneficial ownership at the closing of the Wizzard Agreement, see the Company's 8-K dated February 7, 2001.


Changes in Control.
- -------------------

          For information on the change of control of the Company following the Wizzard Agreement closing, see the Company's 8-K dated February 7, 2001.


Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
- ----------------------------------------

          Except as indicated in Item 1, Part I, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, promoter or founder or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

          None.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Annual Report on Form 10-KSB, for the year     Part I
ended December 31, 1999.**

8-K Current Report dated May 10, 2000.**

8-K-A-1 Current Report dated May 10, 2000.**

8-K Current Report dated February 7, 2001.**

          (ii)

Exhibit
Number               Description
- ------               -----------

          None.

          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.


                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       WIZZARD SOFTWARE CORPORATION



Date: 4/2/01                          By/s/Christopher J. Spencer
      --------------                    -------------------------------------
                                         Christopher J. Spencer
                                         CEO, President and Director



Date: 4/2/01                          By/s/Armen Geronian
      --------------                    -------------------------------------
                                         Armen Geronian
                                         Assistant Secretary and Director


Date:4/2/01                           By/s/Gordon Berry
     ---------------                    -------------------------------------
                                Gordon Berry, Director