Form 10QSB
period 2001-03-31
WIZZARD SOFTWARE CORP /CO
filed 2001-05-25
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001
                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                 Commission File No.   333-69415
                                       ---------

                   WIZZARD SOFTWARE CORPORATION
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

                                March 31, 2001

                          Common - 15,932,792 shares

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

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2001

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)



                             CONTENTS

                                                          PAGE


        Unaudited Condensed Consolidated Balance Sheet,
              March 31, 2001                                           2


        Unaudited Condensed Consolidated Statements of
              Operations, for the three months ended March 31,
              2001 and 2000                                            3


        Unaudited Condensed Consolidated Statements of Cash
              Flows, for the three months ended March 31, 2001
              and 2000                                             4 - 5


        Notes to Unaudited Condensed Consolidated Financial
              Statements                                           6 - 12

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                              ASSETS

                                                              March 31,
                                                                2001
                                                             ___________
CURRENT ASSETS:
  Cash in bank                                                   $69,788
  Accounts receivable                                                779
  Inventory                                                      118,885
  Prepaid Expenses                                                   285
                                                             ___________
        Total Current Assets                                     189,737
                                                             ___________

PROPERTY & EQUIPMENT, net                                        167,038
                                                             ___________
OTHER ASSETS:
  Notes receivable                                                61,227
  Intangible assets, net                                           7,312
  Deposits                                                         2,000
                                                             ___________
        Total Other Assets                                        70,539
                                                             ___________
                                                                $427,314
                                                             ___________

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                               $95,506
  Accrued expenses                                                61,662
  Investor advances                                               65,000
  Notes payable                                                  495,000
                                                             ___________
        Total current liabilities                                717,168
                                                             ___________
NON-CONTROLLING INTEREST IN SUBSIDIARY                                 -
                                                             ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                                    -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   15,932,792 and shares
   issued and outstanding, respectively                           15,933
  Capital in excess of par value                               2,832,533
  Retained Deficit                                            (3,138,320)
                                                             ___________
        Total Stockholders' Equity (Deficit)                    (289,854)
                                                             ___________
                                                                $427,314
                                                             ___________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three
                                                     Months Ended
                                                       March 31,
                                                _____________________
                                                   2001      2000
                                                _________   _________

SALES, net of returns and allowances           $   20,792   $   49,431

COST OF GOODS SOLD                                  6,557       17,024
                                                _________    _________
GROSS PROFIT                                       14,235       32,407
                                                _________    _________
OPERATING EXPENSES:
  General and administrative                      225,715      304,344
                                                _________    _________
        Total Operating Expenses                  225,715      304,344
                                                _________    _________
LOSS FROM OPERATIONS                             (211,480)    (271,937)
                                                _________    _________
OTHER INCOME (EXPENSE):
  Other income                                      1,917            -
  Other expense                                   (17,815)           -
                                                _________    _________
        Total Other Income (Expense)              (15,898)           -
                                                _________    _________
LOSS BEFORE INCOME TAXES                         (227,378)    (271,937)

CURRENT TAX EXPENSE                                     -            -

DEFERRED TAX EXPENSE                                    -            -
                                                _________    _________

NET LOSS                                        $(227,378)   $(271,937)
                                                _________    _________

LOSS PER COMMON SHARE                           $    (.02)   $    (.02)
                                                _________    _________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Three
                                                          Months Ended
                                                            March 31,
                                                     ______________________
                                                        2001         2000
                                                     __________ ___________
Cash Flows from Operating Activities:
  Net loss                                           $(227,378) $  (271,937)
  Adjustments to reconcile net loss to net cash used
  by operating activities:
    Depreciation and amortization expense               10,581        8,984
    Change in assets and liabilities:
      (Increase) in accounts receivable                (37,371)      (2,147)
      Decrease in Inventory                              2,137       (7,055)
      Increase (decrease) in accounts payable
        and accrued expense                            (16,697)     (10,969)
                                                    __________   __________
        Net Cash Provided (Used) by Operating
        Activities                                    (268,728)    (283,124)
                                                    __________   __________
Cash Flows from Investing Activities:
  Purchase of property & equipment                     (26,710)     (11,937)
  Increase in notes receivable                         (29,917)           -
                                                    __________   __________
        Net Cash (Used) by Investing Activities        (56,627)     (11,937)
                                                    __________   __________
Cash Flows from Financing Activities:
  Issuance of common stock                             360,000      484,100
  Advances from investors                               65,000            -
  Payments on long-term obligation                    (255,000)           -
  Payments on related party notes payable                    -         (854)
                                                     _________   __________
        Net Cash Provided by Financing Activities      170,000      483,246
                                                     _________   __________
Net Increase (Decrease) in Cash                       (155,355)     188,185

Cash at Beginning of Period                            225,143      153,665
                                                     _________   __________
Cash at End of Period                                $  69,788   $  341,850
                                                     _________   __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                         $       -   $        -
    Income taxes                                     $       -   $        -

(Continued)

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Continued)

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the three months ended March 31, 2001:

     The Company issued 531,000 share of common stock for cash of $360,000 and investor advances of $171,000, net of deferred stock offering cost of $66,527.

  For the three months ended March 31, 2000:

     None

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Wizzard Software Corporation (Formerly Balance Living, Inc.)[Parent] a Colorado corporation, was organized on July 1, 1998. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Wizzard Software Corp. [Subsidiary], was incorporated on February 29, 1996 under the laws of the State of Delaware. The Corporation engages primarily in the development, sale, and service of computer software products.

  On February 7, 2001, the Company completed the Plan of Reorganization and Stock Exchange agreement, wherein, Parents acquired 96% of the common stock
  of the subsidiary.   The merger was accounted for as a recapitalization of
  the Subsidiary, wherein Subsidiary became a 96% owned subsidiary of the Parent.

  Consolidation - The financial statements presented reflect the accounts of Wizzard Software Corporation and Wizzard Software Corp. as of March 31, 2001 and for the three months ended March 31, 2001. All significant inter-company transactions between the parent and subsidiary have been eliminated in consolidation.

  Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Inventory - Inventory consists of software and related products and is carried at the lower of cost or market.

  Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets of five years to thirty nine years.

  Revenue Recognition - The Company sells software products. Revenue is recognized, net of discount and allowances, at the time of product shipment.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Intangible assets - Intangible assets consist of development and domain name registration and are being amortized over two to five years on a
  straight-line basis.   Amortization expense of $723 and $723 was recorded
  for the periods ended March 31, 2001 and 2000.

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive (see Note 11).

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

  Advertising Costs - Advertising and marketing costs are expensed as incurred and amounted to $11,458 and $5,013 for the period ending March 31, 2001 and 2000.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

NOTE 2 - ACQUISITION

  On February 7, 2001, the Company completed the Plan of Reorganization and Stock Exchange agreement, through the issuance 13,404,831 shares of Parents common stock for 96% of Subsidiary or 13,049,000 of 13,620,472 outstanding common shares at December 31, 2000. The merger was accounted for as a recapitalization of the Subsidiary, wherein Subsidiary became a 96% owned subsidiary of the Parent. In connection with the agreement, 3,725,000 shares of the parent's common stock were contributed back and cancelled. The Company also amended it's articles of incorporation to increase the authorized number of common shares to 100,000,000, to effect a 1.65 to 1 forward stock split and to change the name of the Company to Wizzard Software Corporation.

  As of February 7, 2001, 531,000 shares of common stock were sold in connection with the Company's confidential private placement offering for aggregate gross proceeds of $531,000. At March 31, 2001, the Company had recorded investor advances of $65,000 for additional stock subscriptions received under the offering for which common shares had not yet been issued. Subsequent to March 31, 2001, the Company issued 116,500 common shares for the $65,000 in investor advances and an additional $51,500 received under the offering.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORY

  Inventory consisted of the following at March 31, 2001.
                                                   March 31,
                                                     2001
                                                 ____________

       Raw Materials                             $     49,159
       Finished Goods                                  69,726
                                                 ____________
                                                 $    118,885
                                                 ____________

NOTE 4 - PROPERTY & EQUIPMENT

  The following is a summary of property and equipment:
                                                    March 31,
                                                      2001
                                                 ____________

       Furniture, fixtures and equipment         $    206,522
       Leasehold improvements                          36,482
       Software                                        38,945
                                                 ____________
                                                      281,949
       Accumulated Deprecation                       (114,911)
                                                 ____________
       Property & Equipment, net                 $    167,038
                                                 ____________

  Depreciation expense for the three months ended March 31, 2001 and 2000 was $9,849 and $8,260, respectively.

NOTE 5 - NOTE RECEIVABLE

  During the three months ended March 31, 2001 and December 31, 2000 the Company signed four separate unsecured notes with Speech Solutions, Inc. totaling $61,227, including accrued interest of $3,228. Interest is 12.5% per annum compounded monthly. Principle and interest are payable to the Company on demand. As of March 31, 2001, no payments have been received on the notes. Subsequent to the three months ended March 31, 2001, the Company agreed to release Speech Solutions, Inc. of the note and related accrued interest for rights and benefits of a Merchant Operating Understanding in regards to developing and distributing speech tools to be transferred to the Company. The Memorandum of Understanding will be amortized over its estimated useful life.

NOTE 6 - INVESTOR ADVANCES

  At March 31, 2001, the Company had investor advances of $65,000 for subscriptions received under the private placement offering for which common shares had not yet been issued at March 31, 2001.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE

  On May 2, 2000, the Company entered into a financing agreement with Savage Holdings, Inc. Under the terms of the agreement, the Company can borrow up to $1,000,000. As of March 31, 2001, the Company had borrowed $795,000 and made payments of $300,000 for a balance due of $495,000. Principal and interest are due on August 10, 2001. Interest is calculated at 12.5% per annum. The Note is convertible into the Company's common stock at $1.00 per share at the option of the Company. As additional consideration, the Company issued warrants to purchase 65,000 shares of the Company's common stock at $1.25 per share expiring August 10, 2005. As of March 31, 2001, the Company has accrued $63,652 in interest on this note payable. Subsequent to the three months ended March 31, 2001, the Company issued 495,000 shares of common stock in payment of the outstanding principal balance of the note.

NOTE 8 - CAPITAL STOCK

  Common stock - On February 7, 2001, the Company completed the Plan of Reorganization and Stock Exchange agreement, through the issuance 13,404,831 shares of Parents common stock for 96% of Subsidiary or 13,049,000 of 13,620,472 shares outstanding at December 31, 2000. The merger was accounted for as a recapitalization of the Subsidiary, wherein Subsidiary became a 96% owned subsidiary of the Parent. In connection with the agreement, 3,725,000 shares of the parent's common stock were contributed back and cancelled. The Company also amended it's articles of incorporation to increase the authorized number of common shares to 100,000,000, to effect a 1.65 to 1 forward stock split and to change the name of the Company to Wizzard Software Corporation.

  The Company has offered to sell up to 9,000,000 shares of the Company's common stock at $1.00 per share under a confidential private offering of Common Stock. As of March 31, 2001, 531,000 shares were sold and issued under this offering and received subscriptions for 65,000 additional shares and recorded $65,000 in investor advances in the accompanying financial statements. As of March 31, 2001, the Company has offset $66,527 in costs against the offering. Subsequent to March 31, 2001, the Company issued 116,500 common shares for the $65,000 in investor advances and an additional $51,500 received under the offering.

  Warrants - As of March 31, 2001 the Company had issued 65,000 warrants in connection with obtaining debt financing (See Note 7). The warrants are exercisable at $1.25 per share and expire on August 10, 2005. As of March 31, 2001, none of these warrants had been exercised.

  The Company had issued an additional 1,008,076 warrants to purchase common shares of the Company at prices ranging from $1.00 to $1.50 per share, expiring August 6, 2002 through January 1, 2004, for services rendered in connection with the Company's private placement offering. As of March 31, 2001, none of these warrants had been exercised.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2001 operating loss carryforwards of approximately $3,100,000 which may be applied against future taxable income and which expires in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $1,050,000 as of March 31, 2001, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the period ended March 31, 2001 is approximately $78,000.

NOTE 10 - OPERATING LEASES

  The Company leases office space under an operating lease agreement. The lease calls monthly payments of $2,000 and expires on June 31, 2001. The Company's future minimum rental under this operating lease amounts to $6,000 at March 31, 2001. Rent expense for the three months ended March 31, 2001 was $6,000.

NOTE 11 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:
                                               For the Three Months Ended
                                                         March 31,
                                             ______________________________
                                                    2001         2000
                                             ____________      ____________

     Loss from continuing operations
       available to common Shareholders
       (numerator)                           $   (227,378)     $   (271,937)
                                             ____________      ____________
     Weighted average number of common
       shares outstanding during the period
       used in per share calculations
       (denominator)                           14,865,425        13,404,831
                                             ____________      ____________

  At March 31, 2001, the Company had 1,073,076 warrants outstanding to purchase common stock of the Company at $1.00 to $1.50 per share (See Note
  8), which were not included in the loss per share computation because their effect would be anti-dilutive.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - GOING CONCERN

  The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses in recent years and has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings and by substantially increasing sales. There is no assurance that the Company will be successful in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 12 - SUBSEQUENT EVENTS

  The Company issued 116,500 shares of common stock for cash, at $1.00 per share, in connection with the Company's confidential private placement offering.

  532,000 common shares of the Company were contributed back to the Company and cancelled as the Company did not meet certain proceeds milestones under the private placement offering.

  The Company issued 495,000 shares of common stock upon the conversion of a note payable in payment of the principal balance outstanding at March 31, 2001.

  The Company issued a total of 350,000 shares of common stock and granted 100,000 warrants to purchase common stock of the Company in connection with a advertising and promotional service agreement. The warrants are exercisable at $2.00 per share and expire on May 30, 2006.

  Subsequent to the three months ended March 31, 2001, the Company agreed in principle to purchase Speech Systems, Inc. through the issuance of 500,000 shares of the Company's common stock.

  Subsequent to the three months ended March 31, 2001, the Company agreed to release Speech Solutions, Inc. of the note and related accrued interest for rights and benefits of a Merchant Operating Understanding in regards to developing and distributing speech tools to be transferred to the Company. The Memorandum of Understanding will be amortized over its estimated useful life.

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

     Wizzard plans to establish market share, grow our technology and become the "users' choice" for an easier way to interact with their technology. After meeting major milestones described in this Wizzard Information, Wizzard plans to raise additional capital which will enable us to solidify our position as a leader in the industry and become a standard in the speech recognition industry for consumers and businesses, and a key component in Internet software infrastructure technology.

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

Results of Operations.
----------------------

          At March 31, 2001, the Company had $189,737 in current assets and $717,168 in current liabilities. The Company had $20,792 in revenues for the three months ended March 31, 2001 and $49,431 in revenues for the three months ended March 31, 2000, with $225,715 and $304,344 in operating expenses, for net losses of ($227,378) and ($271,937), respectively.

Liquidity.
----------

          At March 31, 2001, the Company had $189,737 in current assets, with current liabilities of $717.168. Total stockholder's equity was ($289,854).

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          On April 17, 2001, the Company entered into an Advertising and Promotional Services Agreement with Noble House of Boston, Inc., a Florida corporation. For more information on this Agreement, see the 8-K Current Report dated April 1, 2001. See Item 7.

          On May 22, 2001, the Company entered into a Letter of Agreement with Speech Systems, Inc., a Florida corporation. For more information on this Agreement, see the 8-K Current Report dated May 22, 2001. See Item 7.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Annual Report for the year ended December 31, 2000.*

          (b)  Reports on Form 8-K.

               8-K Current Report dated April 17, 2001, filed with the Securities and Exchange Commission on May 8, 2001.*

               8-K Current Report dated May 22, 2001, filed with the Securities and Exchange Commission on May 25, 2001.*

         *Incorporated herein by reference.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date: 5/25/01                            By/s/Chris Spencer
      -------                            ------------------------
                                           Chris Spencer, Director
                                             and President

Date: 5/25/01                            By/s/Armen Geronian
      -------                            ------------------------
                                           Armen Geronian, Director
                                             Secretary