Form 10QSB
period 2001-06-30
WIZZARD SOFTWARE CORP /CO
filed 2001-08-14
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001
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

                                June 30, 2001

                          Common - 16,885,791 shares

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

                          JUNE 30, 2001

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)



                             CONTENTS

                                                                     PAGE


        Unaudited Condensed Consolidated Balance Sheet,
              June 30, 2001                                            2


        Unaudited Condensed Consolidated Statements of
              Operations, for the three and six months ended June 30,
              2001 and 2000                                            3


        Unaudited Condensed Consolidated Statements of Cash
              Flows, for the three months ended June 30, 2001
              and 2000                                             4 - 5


        Notes to Unaudited Condensed Consolidated Financial
              Statements                                          6 - 11

ACCOUNTANTS' REVIEW REPORT



Board of Directors
WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
(Formerly Balanced Living, Inc.)
Pittsburgh, Pennsylvania

We have reviewed the accompanying condensed consolidated balance sheet of Wizzard Software Corporation (Formerly Balanced Living, Inc.) and Subsidiary as of June 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three and six months ended June, 30 2001 and 2000. We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Wizzard Software Corporation and Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has incurred significant losses in recent years and has current liabilities in excess of current assets, raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/S/Pritchett, Silver & Hardy
PRITCHETT, SILER & HARDY, P.C.

August 8, 2001
Salt Lake City, Utah

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                              ASSETS

                                                                JUNE 30,
                                                                  2001
                                                              ___________
CURRENT ASSETS:
  Cash in bank                                                $     1,111
  Accounts receivable                                                 313
  Inventory                                                       122,309
  Prepaid Expenses                                                      -
                                                              ___________
        Total Current Assets                                      123,733
                                                              ___________

PROPERTY & EQUIPMENT, net                                         153,661
                                                              ___________
OTHER ASSETS:
  Prepaid expenses                                                291,952
  Intangible assets, net                                          562,771
  Deposits                                                          2,000
                                                              ___________
        Total Other Assets                                        856,723
                                                              ___________
                                                              $ 1,134,117
                                                              ___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                            $    42,819
  Accrued expenses                                                 63,627
                                                              ___________
        Total current liabilities                                 106,446
                                                              ___________

LONG  TERM OBLIGATIONS:
  Loans payable   related party                                     7,100
                                                              ___________
        Total liabilities                                         113,546
                                                              ___________
NON-CONTROLLING INTEREST IN SUBSIDIARY                                  -
                                                              ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                                     -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   16,885,791 and shares
   issued and outstanding, respectively                            16,886
  Capital in excess of par value                                4,316,136
  Retained Deficit                                             (3,312,451)
                                                              ___________
        Total Stockholders' Equity (Deficit)                    1,020,571
                                                              ___________
                                                              $ 1,134,117
                                                              ___________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  For the Three           For the Six
                                  Months Ended            Months Ended
                                     June 30,               June 30,
                               ____________________  ____________________
                                 2001       2000       2001       2000
                               _________  _________  _________  _________
NET SALES                       $40,354  $   82,133  $  61,146  $ 131,564

COST OF GOOD SOLD                 8,253      26,828     14,810     43,853
                              _________   _________  _________  _________
  Gross Profit                   32,101      55,305     46,336     87,711
                              _________   _________  _________  _________

EXPENSES:
  General and administrative    168,105     377,343    376,937    655,244
  Selling expenses               38,127     115,701     55,010    142,143
                              _________   _________  _________  _________
        Total Expenses          206,232     493,044    431,947    797,387
                              _________   _________  _________  _________
INCOME (LOSS) FROM OPERATIONS  (174,131)   (437,739)  (385,611)  (709,676)
                               ________   _________  _________  _________

OTHER INCOME (EXPENSE):
  Other income                        -          21      1,917         21
  Interest expense                    -     (10,401)   (17,815)   (10,401)
                              _________   _________  _________  _________
        Total Other Income
        (Expense)                     -     (10,380)   (15,898)   (10,380)
                              _________   _________  _________  _________

INCOME (LOSS) BEFORE INCOME
TAXES                          (174,131)   (448,119)  (401,509)  (720,056)

CURRENT TAX EXPENSE                   -           -          -          -

DEFERRED TAX EXPENSE                  -           -          -          -
                              _________   _________  _________  _________

NET (LOSS)                    $(174,131)  $(448,119) $(401,509) $(720,056)
                              _________   _________  _________  _________

(LOSS) PER COMMON SHARE       $    (.01)  $    (.03) $    (.03) $    (.05)
                              _________   _________  _________  _________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For the Six
                                                          Months Ended
                                                            JUNE 30,
                                                     ______________________
                                                       2001          2000
                                                     __________ ___________
Cash Flows from Operating Activities:
  Net loss                                          $  (401,509) $ (720,056)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization expense                30,909      18,786
    Change in assets and liabilities:
      (Increase) in accounts receivable                  31,986      (2,427)
      Decrease in Inventory                              (1,286)      3,767
      Increase (decrease) in accounts payable
        and accrued expense                             (67,419)    (22,101)
                                                     __________  __________
        Net Cash Provided (Used) by Operating
        Activities                                     (407,319)   (722,031)
                                                     __________  __________
Cash Flows from Investing Activities:
  Purchase of property & equipment                      (22,896)    (25,749)
  Increase in notes receivable                          (34,917)          -
                                                     __________  __________
        Net Cash (Used) by Investing Activities         (57,813)    (25,749)
                                                     __________  __________
Cash Flows from Financing Activities:
  Issuance of common stock                              489,000     428,759
  Payments on long-term obligation                     (255,000)          -
  Proceeds from long-term obligation                          -     500,000
  Proceeds from note payable   related party              7,100           -
  Payments on note payable - related party                    -        (854)
                                                      _________  __________
        Net Cash Provided by Financing Activities       241,100     927,905
                                                      _________  __________
Net Increase (Decrease) in Cash                        (224,032)    180,125

Cash at Beginning of Period                             225,143     153,665
                                                     __________  __________
Cash at End of Period                                $    1,111  $  333,790
                                                     __________  __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                         $        -  $        -
    Income taxes                                     $        -  $        -

(Continued)
           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Continued)

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the three months ended June 30, 2001:

     The Company agreed to release Speech Solutions, Inc. of a $66,227 note and related accrued interest for rights and benefits of a Merchant Operating Understanding in regards to developing and distributing speech tools to be transferred to the Company.

     The Company issued 495,000 shares of stock in payment of notes payable of $495,000.

     The Company issued 500,000 shares of stock valued at $500,000 for all the issued and outstanding shares of Speech Systems, Inc.

     The Company issued 531,000 share of common stock for cash of $360,000 and investor advances of $171,000, net of deferred stock offering cost of $66,527.

  For the three months ended June 30, 2000:
     None

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization- Wizzard Software Corporation (Formerly Balance Living, Inc.) [Parent] a Colorado corporation, was organized on July 1, 1998. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

  On May 22, 2001 the Company purchased all of the issued and outstanding shares of Speech Systems, Inc. in a transactions accounted for as a purchase.

  Consolidation - The financial statements presented reflect the accounts of Wizzard Software Corporation, Wizzard Software Corp. and Speech Systems, Inc. as of June 30, 2001 and for the three and six months ended June 30, 2001. All significant inter-company transactions between the parent and subsidiary have been eliminated in consolidation.

  Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Intangible assets - Intangible assets consist of the rights, interest, title patents, trademarks and trade secrets of the speech recognition software ActiveXvoice Tools, purchased in the acquisition of Speech Systems, Inc., purchased rights to a Merchant Operating Understanding for the distribution of the Company products and domain name registration and are being amortized over two to five years on a straight-line basis. Amortization expense of $11,488 and $1,446 was recorded for the periods ended June 30, 2001 and 2000.

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive (see Note 10).

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

  Advertising Costs - Advertising and marketing costs are expensed as incurred and amounted to $58,423 and $10,051 for the period ending June 30, 2001 and 2000. During June 2001, the Company entered into a year advertising agreement through the issuance of 350,000 shares of common
  stock for $350,000 in advertising services.   As of June 30, 2001 the
  Company has recorded $291,952 as a prepaid expense.

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

  As of May 22, 2001, the Company purchased all of the issued and outstanding shares of Speech Systems, Inc., with all of the rights, interest, title patents, trademarks and trade secrets of the speech recognition software ActiveXvoice Tools, through the issuance of 500,000 shares of the Company's common stock valued at $500,000. As a result of the acquisition the Company recorded $500,000 in intangible assets being amortized over five years.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORY

  Inventory consisted of the following at June 30, 2001.
                                                          June 30,
                                                           2001
                                                       ____________

       Raw Materials                                   $     49,159
       Finished Goods                                        73,150
                                                       ____________
                                                       $    122,309
                                                       ____________

NOTE 4 - PROPERTY & EQUIPMENT

  The following is a summary of property and equipment:
                                                          June 30,
                                                            2001
                                                       ____________

       Furniture, fixtures and equipment               $    200,906
       Leasehold improvements                                36,482
       Software                                              40,743
                                                       ____________
                                                            278,131
       Accumulated Deprecation                             (124,470)
                                                       ____________
           Property & Equipment, net                   $    153,661
                                                       ____________

  Depreciation expense for the three months ended June 30, 2001 and 2000 was $16,881 and $15,417, respectively.

NOTE 5 - NOTE RECEIVABLE

  During the three months ended March 31, 2001 and December 31, 2000 the Company signed four separate unsecured notes with Speech Solutions, Inc. totaling $61,227, including accrued interest of $3,228. Interest is 12.5% per annum compounded monthly. Principle and interest are payable to the Company on demand. During the three months ended June 31, 2001, the Company agreed to release Speech Solutions, Inc. of the note and related accrued interest for rights and benefits of a Merchant Operating Understanding in regards to developing and distributing speech tools to be transferred to the Company. The Memorandum of Understanding was recorded as a intangible asset and will be amortized over its estimated useful life of five years.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE

  Note Payable - On May 8, 2001 the Company issued 495,000 shares of Common stock upon the conversion of the $495,000 remaining principal balance on a financing agreement with Salvage Holdings, Inc. Principal and interest are due on August 10, 2001. Interest is calculated at 12.5% per annum. As additional consideration, the Company issued warrants to purchase 65,000 shares of the Company's common stock at $1.25 per share expiring August 10, 2005. As of June 30, 2001, the Company has accrued $63,652 in interest on this note payable.

  Related Party Note Payable - During the three months ended June 30, 2001, a shareholder loaned the Company $7,100. The demand note is unsecured and accrues interest at 5% per annum.


NOTE 7 - CAPITAL STOCK

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

  The Company offered to sell up to 9,000,000 shares of the Company's common stock at $1.00 per share under a confidential private offering of Common Stock. As of June, 30, 2001, 671,500 shares were sold and issued under this offering. As of June 30, 2001, the Company has offset $66,527 in costs against the offering.

  As of May 22, 2001, the Company purchased all of the issued and outstanding shares of Speech Systems, Inc. through the issuance of 500,000 shares of the Company's common stock valued at $500,000.

  On May 8, 2001 the Company issued 495,000 shares of Common stock upon the conversion of the $495,000 remaining principal balance on a financing agreement with Salvage Holdings, Inc.

  During June 2001, the Company entered into a year advertising agreement through the issuance of 350,000 shares of common stock valued at $350,000 for promotion of the Company advertising services.

  During May 2001, the Company received back and cancelled 532,500 shares of the Company common stock.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK (Continued)

  Warrants - During April 2001, the Company issued 100,000 warrants to purchase the Company's common stock at $2.00 per share for a period of 5 years. As of June 30, 2001, the Company had issued 65,000 warrants in connection with obtaining debt financing (See Note 6). The warrants are exercisable at $1.25 per share and expire on August 10, 2005. As of June 30, 2001, none of these warrants had been exercised.

  The Company had issued an additional 1,008,076 warrants to purchase common shares of the Company at prices ranging from $1.00 to $1.50 per share, expiring August 6, 2002 through January 1, 2004, for services rendered in connection with the Company's private placement offering. As of June 30, 2001, none of these warrants had been exercised.

NOTE 8 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2001 operating loss carryforwards of approximately $3,300,000 which may be applied against future taxable income and which expires in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $1,120,000 as of June 30, 2001, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the period ended June 30, 2001 is approximately $148,000.

NOTE 9 - OPERATING LEASES

  The Company leases office space under an operating lease agreement. The lease calls monthly payments of $2,000 and expires on June 31, 2001. The Company's future minimum rental under this operating lease amounts to $0 at June 30, 2001. Rent expense for the six months ended June 30, 2001 was $12,000.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:
                                         For the Three       For the Six
                                        Months Ended         Months Ended
                                          June 30,             June 30,
                                   __________________________________________
                                      2001     2000       2001      2000
                                   ____________________ _____________________
  Earnings (loss) from continuing
  operations available to common
  shareholders (numerator)         $(174,131) $(448,119) $(401,509)$(720,056)
                                   _________  _________  _________ _________
  Weighted average number of common
  shares outstanding during the
  period used in loss per share
  (denominator)                   16,239,517 15,401,782 15,681,853 15,401,782
                                  __________ __________ __________ __________

  At June 30, 2001, the Company had 1,173,076 warrants outstanding to purchase common stock of the Company at $1.00 to $2.00 per share (See Note
  7), which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 11 - GOING CONCERN

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

Results of Operations.
----------------------

          At June 30, 2001, the Company had $123,733 in current assets and $106,446 in current liabilities. The Company had $40,354 and $82,133 in revenues for the three months ended June 30, 2001 and 2000, and $206,232 and $493,044 in total expenses, for net losses of ($174,131) and ($448,119), respectively.

          The Company had $61,146 and $131,564 in revenues for the six months ended June 30, 2001 and 2000, and $431,947 and $797,387 in operating expenses, for net losses of ($401,509) and ($720,056), respectively.

          The Company attributes the decline in quarterly revenue to its recent decision to emphasize the marketing of its speech recognition developer tools to businesses, as compared to our prior emphasis on the consumer retail sector of our $98.00 IVA product. The Company feels that the new direction will result in a quicker path to increased revenues.

Liquidity.
----------

          At June 30, 2001, the Company had $123,733 in current assets, with current liabilities of $106,446. Total stockholder's equity was $1,020,571.

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

                                         WIZZARD SOFTWARE CORPORATION

Date: 8/14/01                            By/s/Chris Spencer
      -------                            ------------------------
                                           Chris Spencer, Director
                                             and President

Date: 8/14/01                            By/s/Armen Geronian
      -------                            ------------------------
                                           Armen Geronian, Director
                                             Secretary