Form 10QSB
period 2001-09-30
WIZZARD SOFTWARE CORP /CO
filed 2001-11-14
CIK 1074909

U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C.  20549


                           FORM 12b-25

                   NOTIFICATION OF LATE FILING


[ ] Form 10-K   [ ] Form 20F   [ ] Form 11-K   [X] Form 10-Q
[ ] Form N-SAR

For the Period Ended September 30, 2001.

     [ ] Transition Report on Form 10-K
     [ ] Transition Report on Form 20-F
     [ ] Transition Report on Form 11-K
     [ ] Transition Report on Form 10-Q
     [ ] Transition Report on Form N-SAR

For the Transition Period Ended ________________

          Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

          If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

                 PART I - REGISTRANT INFORMATION

Full Name of Registrant:      WIZZARD SOFTWARE CORPORATION

Address of Principal          424 Gold Way
Executive Office:             Pittsburgh, Pennsylvania 15213

                PART II - RULES 12b-25 (b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the Registrant seeks relief pursuant to Rule 12b-25(b) [Section 23,047], the following should be completed. (Check box if appropriate)

     [X]  (a)  The reasons described in reasonable detail in Part
III of this form could not be eliminated without unreasonable effort or expense;

     [ ]  (b)    (i) The subject annual report, semi-annual
report, transition report on Form 10-K, Form 20F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or

     [X]       (ii) The subject quarterly report or transition
report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date.

     [ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                       PART III - NARRATIVE

          We are waiting for the financial statements to be completed. We will have the unaudited financial statements for inclusion in the 10-QSB within the 5 calendar day extension, or by November 19, 2001.


                   PART IV - OTHER INFORMATION

          (1) Name and address of person to contact in regard to this notification:

               Branden T. Burningham, Esq.
               455 East 500 South, Suite 205
               Salt Lake City, Utah  84111
               Telephone:  (801) 363-7411

          (2)  Have all other periodic reports required under
Section 13 or 15(d) of the Securities Exchange Act of 1934 or
Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the Registrant was required to file such report(s) been filed? If the answer is no, identify report(s).
                                             [X] Yes  [ ] No

          (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                                             [ ] Yes  [X] No

          If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


          WIZZARD SOFTWARE CORPORATION has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 11/14/01                      /s/Christopher J. Spencer
     -----------                    ----------------------------
                                    Christopher J. Spencer
                                    CEO, President and Director