Form 10QSB
period 2001-09-30
WIZZARD SOFTWARE CORP /CO
filed 2001-11-19
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2001
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

                            September 30, 2001

                          Common - 16,992,934 shares

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

                       SEPTEMBER 30, 2001

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)



                             CONTENTS

                                                                     PAGE


        Unaudited Condensed Consolidated Balance Sheet,
              September 30, 2001                                       2


        Unaudited Condensed Consolidated Statements of
              Operations, for the three and nine months ended
              September 30, 2001 and 2000                              3

        Unaudited Condensed Consolidated Statements of Cash
              Flows, for the nine months ended September 30, 2001
              and 2000                                             4 - 5

        Notes to Unaudited Condensed Consolidated Financial
              Statements                                          6 - 11

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                              ASSETS

                                                             September 30,
                                                                  2001
                                                              ___________
CURRENT ASSETS:
  Cash in bank                                                $   161,203
  Accounts receivable                                                 102
  Inventory                                                       120,408
  Prepaid Expenses                                                      -
                                                              ___________
        Total Current Assets                                      281,713
                                                              ___________

PROPERTY & EQUIPMENT, net                                         144,058
                                                              ___________
OTHER ASSETS:
  Prepaid expenses                                                389,786
  Intangible assets, net                                          533,986
  Deposits                                                          2,000
                                                              ___________
        Total Other Assets                                        925,772
                                                              ___________
                                                              $ 1,351,543
                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                            $    14,819
  Accrued expenses                                                 64,507
  Loans payable -related party                                     46,076
                                                              ___________
        Total current liabilities                                 125,402
                                                              ___________

LONG  TERM OBLIGATIONS:
  Notes payable                                                   250,000
                                                              ___________

        Total long term liabilities                               250,000
                                                              ___________
                                                                  375,402
                                                              ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                                     -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   16,992,934 shares issued and
   outstanding, respectively                                       16,993
  Capital in excess of par value                                4,528,529
  Retained Deficit                                             (3,569,381)
                                                              ___________
        Total Stockholders' Equity (Deficit)                      976,141
                                                              ___________
                                                              $ 1,351,543
                                                              ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  For the Three           For the Nine
                                  Months Ended            Months Ended
                                  September 30,           September 30,
                               ____________________  ____________________
                                 2001       2000       2001       2000
                               _________  _________  _________  _________
NET SALES                       $ 11,119  $  26,903  $  72,265  $ 158,468

COST OF GOOD SOLD                  3,614      8,354     18,424     52,207
                               _________  _________  _________  _________
  Gross Profit                     7,505     18,549     53,841    106,261
                               _________  _________  _________  _________

EXPENSES:
  General and administrative     167,751    343,973    544,688    993,809
  Selling expenses                95,549     58,444    150,559    205,996
                               _________  _________  _________  _________
        Total Expenses           263,300    402,417    695,247  1,199,805
                               _________  _________  _________  _________
INCOME (LOSS) FROM OPERATIONS   (255,795)  (383,868)  (641,406)(1,093,544)
                               _________  _________  _________  _________

OTHER INCOME (EXPENSE):
  Other income                         -        189      1,917        210
  Interest expense                (1,135)   (16,010)   (18,950)   (26,411)
                               _________  _________  _________  _________
        Total Other Income
        (Expense)                 (1,135)   (15,821)   (17,033)   (26,201)
                               _________  _________  _________  _________

INCOME (LOSS) BEFORE INCOME
TAXES                           (256,930)  (399,689)  (658,439)(1,119,745)

CURRENT TAX EXPENSE                    -          -          -          -

DEFERRED TAX EXPENSE                   -          -          -          -
                               _________  _________  _________  _________

NET (LOSS)                    $ (256,930) $(399,689) $(658,439)(1,119,745)
                              _________   _________  _________  _________

(LOSS) PER COMMON SHARE       $    (.02)  $    (.03) $    (.04) $    (.08)
                              _________   _________  _________  _________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For the Nine
                                                          Months Ended
                                                          September 30,
                                                     ______________________
                                                       2001          2000
                                                     __________ ___________
Cash Flows from Operating Activities:
  Net loss                                          $  (658,439)$(1,119,745)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization expense                69,402      30,759
    Change in assets and liabilities:
      (Increase) in accounts receivable                 178,170     (28,135)
      Decrease in Inventory                                 615       7,731
      Increase (decrease) in accounts payable
        and accrued expense                             (94,539)     52,628
                                                     __________  __________
        Net Cash Provided (Used) by Operating
        Activities                                     (504,791) (1,056,762)
                                                     __________  __________
Cash Flows from Investing Activities:
  Purchase of property & equipment                      (22,998)    (46,791)
  Increase in notes receivable                          (66,227)          -
                                                     __________  __________
        Net Cash (Used) by Investing Activities         (89,225)    (46,791)
                                                     __________  __________
Cash Flows from Financing Activities:
  Issuance of common stock                              489,000    (428,759)
  Payments on long-term obligation                     (255,000)          -
  Proceeds from long-term obligation                    250,000     550,000
  Proceeds from note payable   related party             46,076           -
  Payments on note payable - related party                    -        (854)
                                                      _________  __________
        Net Cash Provided by Financing Activities       530,076     977,905
                                                      _________  __________
Net Increase (Decrease) in Cash                         (63,940)   (125,648)

Cash at Beginning of Period                             225,143     153,665
                                                     __________  __________
Cash at End of Period                                $  161,203  $   28,017
                                                     __________  __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                         $        -  $        -
    Income taxes                                     $        -  $        -

(Continued)
           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Continued)

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the nine months ended September 30, 2001:

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

     The Company issued 100,000 shares of stock valued at $200,000 for a one year consulting agreement.

     The Company issued 7,143 shares of stock, valued at $12,500 for consulting expenses.

  For the nine months ended September 30, 2000:
     None

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

  Consolidation - The financial statements presented reflect the accounts of Wizzard Software Corporation, Wizzard Software Corp. and Speech Systems, Inc. as of September 30, 2001 and for the three and nine months ended September 30, 2001. All significant inter-company transactions between the parent and subsidiary have been eliminated in consolidation.

  Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  The Company maintains its cash balance at one financial institution located in Pittsburgh, Pennsylvania. Accounts at financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2001, the Company's uninsured cash balance totaled $61,203.

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

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Intangible assets - Intangible assets consist of the rights, interest, title patents, trademarks and trade secrets of the speech recognition software ActiveXvoice Tools, purchased in the acquisition of Speech Systems, Inc., purchased rights to a Merchant Operating Understanding for the distribution of the Company products and domain name registration and are being amortized over two to five years on a straight-line basis. Amortization expense of $40,274 and $5,698 was recorded for the periods ended September 30, 2001 and 2000.

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

  Advertising Costs - Advertising and marketing costs are expensed as incurred and amounted to $145,923 and $16,735 for the period ending September 30, 2001 and 2000. During June 2001, the Company entered into a year advertising agreement through the issuance of 350,000 shares of common
  stock for $350,000 in advertising services.   As of September 30, 2001 the
  Company has recorded $204,167 as a prepaid expense.

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

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORY

  Inventory consisted of the following at September 30, 2001.
                                                      September 30,
                                                           2001
                                                       ____________

       Raw Materials                                   $     49,159
       Finished Goods                                        71,249
                                                       ____________
                                                       $    120,408
                                                       ____________

NOTE 4 - PROPERTY & EQUIPMENT

  The following is a summary of property and equipment:
                                                      September 30,
                                                            2001
                                                       ____________

       Furniture, fixtures and equipment               $    200,906
       Leasehold improvements                                36,482
       Software                                              40,848
                                                       ____________
                                                            278,236
       Accumulated Deprecation                             (134,178)
                                                       ____________
           Property & Equipment, net                   $    144,058
                                                       ____________

  Depreciation expense for the nine months ended September 30, 2001 and 2000 was $29,128 and $25,060, respectively.

NOTE 5 - NOTE RECEIVABLE

  During the three months ended March 31, 2001 and December 31, 2000 the Company signed four separate unsecured notes with Speech Solutions, Inc. totaling $61,227, including accrued interest of $3,228. Interest is 12.5% per annum compounded monthly. Principle and interest are payable to the Company on demand. During the three months ended June 30, 2001, the Company agreed to release Speech Solutions, Inc. of the note and related accrued interest for rights and benefits of a Merchant Operating Understanding in regards to developing and distributing speech tools to be transferred to the Company. The Memorandum of Understanding was recorded as a intangible asset and will be amortized over its estimated useful life of five years.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE

  Note Payable - On May 8, 2001 the Company issued 495,000 shares of Common stock upon the conversion of the $495,000 remaining principal balance on a financing agreement with Salvage Holdings, Inc. Principal and interest are due on August 10, 2001. Interest is calculated at 12.5% per annum. As additional consideration, the Company issued warrants to purchase 65,000 shares of the Company's common stock at $1.25 per share expiring August 10, 2005. As of September 30, 2001, the Company has accrued $63,652 in interest on this note payable.

  On September 14, 2001, the Company sold a Series 2001-A 8% convertible Note of the Company in the amount of $250,000, with a maturity date of August 1, 2011. As of September 30, 2001, the Company has accrued $855 of interest on this note.

  Related Party Note Payable - During the nine months ended September 30, 2001, a shareholder loaned the Company $46,076. The demand note is unsecured and accrues interest at 5% per annum.

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

  The Company issued 671,500 shares of the Company's common stock at $1.00 per share under a confidential private offering of Common Stock for proceeds of 671,500 net of offering costs of $66,527.

  As of May 22, 2001, the Company purchased all of the issued and outstanding shares of Speech Systems, Inc. through the issuance of 500,000 shares of the Company's common stock valued at $500,000.

  On May 8, 2001 the Company issued 495,000 shares of Common stock upon the conversion of the $495,000 remaining principal balance on a financing agreement with Salvage Holdings, Inc.

  During April 2001, the Company entered into a year advertising agreement through the issuance of 350,000 shares of common stock valued at $350,000 for promotion of the Company advertising services.

  During May 2001, the Company received back and cancelled 532,500 shares of the Company common stock.

  The Company issued 107,143 restricted shares of the Company's common stock for $212,500 in consulting services.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK (Continued)

  Warrants - The Company issued 1,008,076 warrants to purchase the Company's common stock at prices ranging from $1.00 to $1.50 per share, expiring August 6, 2002 through January 1, 2004, for services rendered in connection with the Company's private placement offering. As of September 30, 2001, none of these warrants had been exercised.

  The Company had issued 665,000 warrants to purchase common shares of the Company at prices ranging from $1.25 to $2.00 per share, expiring April 17, 2006 in connection with an advertising contract and obtaining debt financing.

NOTE 8 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2001 operating loss carryforwards of approximately $3,500,000 which may be applied against future taxable income and which expires in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $1,200,000 as of September 30, 2001, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the period ended September 30, 2001 is approximately $228,000.

NOTE 9 - OPERATING LEASES

  The Company leases office space under an operating lease agreement. The lease calls monthly payments of $2,040 and expires on June 30, 2003. The Company's future minimum rental under this operating lease amounts to $42,840 at September 30, 2001. Rent expense for the nine months ended September 30, 2001 was $18,120.

NOTE 10 - ACCRUED COMPENSATED LEAVE

  As of September 30, 2001, the Corporation had established no policy regarding the rate at which employees would earn vacation, sick and other similar leave. As a result, these financial statements contain no accrual for those items. It is the Company's intent that no amounts will be provided for these items until policies governing the items are formally established. In addition, the Company does not intend to ever incur an expenses for any amounts "earned" prior to January 1, 2001.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:
                                         For the Three       For the Nine
                                        Months Ended         Months Ended
                                        September 30,           September 30,
                                   __________________________________________
                                      2001     2000       2001      2000
                                   ____________________ _____________________
  Earnings (loss) from continuing
  operations available to common
  shareholders (numerator)        $(256,930) $(399,689) $(658,439)$(1,119,745)
                                  _________  _________  _________ ___________
  Weighted average number of common
  shares outstanding during the
  period used in loss per share
  (denominator)                   16,921,894 13,602,540 16,469,475 13,656,857
                                  __________ __________ __________ __________

  At September 30, 2001, the Company had 1,673,076 warrants outstanding to purchase common stock of the Company at $1.00 to $2.00 per share (See Note
  7), which were not included in the loss per share computation because their effect would be anti-dilutive.

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

NOTE 13 - SUBSEQUENT EVENTS

  During October 2001, the Company issued 115,000 warrants to purchase common shares of the Company at $0.25 to $1.00 per share and expire October 18, 2004. The Company issued 172,000 shares of common stock for services rendered.

  During November 2001, the Company filed an SB-2 registration Statement to register 4,224,061 shares current outstanding. 100,000 shares issuable for legal services, 500,000 shares issuable upon conversion of a Series 2001-A 8% convertible note payable and 1,788,076 warrants to purchase common stock at $.25 to $2.00 per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

     Over the next 12 months, we plan to expand our marketing efforts for our products. Currently, we offer our products through our own web site as well as through resellers and a few strategic online partners. We plan to grow our distribution channels to include other high profile companies to expand our products' reach and exposure. This will include:

          * Growing the number of distributors for our consumer products. We plan to use Quixtar.com's 400,000 Independent Business Operators, who earn commissions selling our product to their customers, to promote our products, expanding our presence nationwide;

          * Acquiring additional distribution partners for our programming tools; and

          * Hiring and training an internal sales force of at least 10 highly motivated, high quality individuals who will blanket the U. S. Market in search of companies needing speech recognition solutions for our customization solutions.

     We also plan to generate leads for these sales people through various partnerships and a conservative, extremely targeted print market campaign. We will need to raise at least $1,000,000 and preferably $3,000,000 to $5,000,0000 during the next two years to cover intended operations. We are considering various financing options and anticipate executing one or more of our financing options in the near future. Currently, our cash on hand will not last us through the next 12 months, and we may have to curtail operations. This could have a very adverse effect on our future prospects.

     Our Independent Auditor's Report contains a "going concern" qualification because we have not yet established profitable operations, have incurred significant losses since our inception, our current liabilities exceed our current assets at the time of their report and we had a stockholders' deficit at the time of their report. We still have yet to establish profitable operations and have continued to incur losses on our operations, along with not having sufficient cash on hand for intended operations for the next 12 months.

Results of Operations.
----------------------

          At September 30, 2001, the Company had $281,713 in current assets and $125,402 in current liabilities. The Company had $11,119 and $26,903 in revenues for the three months ended September 30, 2001 and 2000, and $263,300 and $402,417 in total expenses, for net losses of ($256,930) and ($399,689), respectively.

          The Company had $72,265 and $158,468 in revenues for the nine months ended September 30, 2001 and 2000, and $695,247 and $1,199,805 in operating expenses, for net losses of ($658,439) and ($1,119,745), respectively.

          The Company attributes the decline in quarterly revenue as a result of our shift in focus from consumer speech recognition applications to speech recognition developer tools and custom speech programming services.

Liquidity.
----------

          At September 30, 2001, the Company had $281,713 in current assets, with current liabilities of $125,402. Total stockholder's equity was $976,141. On September 14, 2001, the Company received $250,000 from the sale of a Series 2001-A 8% Convertible Note. See the 8-K Current Report dated September 14, 2001, and filed with the Securities and Exchange Commission on October 1, 2001.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          During November 2001, the Company filed an SB-2 registration Statement to register 4,224,061 shares current outstanding, 100,000 shares issuable for legal services, 500,000 shares issuable upon conversion of a Series 2001-A 8% convertible note payable and 1,788,076 shares underlying warrants to purchase common stock at between $.25 to $2.00 per share.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Annual Report for the year ended December 31, 2000.*

          (b)  Reports on Form 8-K.

               8-K Current Report dated August 28, 2001, filed with the Securities and Exchange Commission on September 13, 2001.*

               8-K Current Report dated September 14, 2001, filed with the Securities and Exchange Commission on October 1, 2001.*

         *Incorporated herein by reference.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date: 11/19/01                           By/S/Christopher J. Spencer
      --------                           ------------------------
                                           Christopher J. Spencer, Director
                                             and President

Date: 11/19/01                           By/s/Armen Geronian
      --------                           ------------------------
                                           Armen Geronian, Director
                                             Secretary