Form 10QSB/A
period 2001-09-30
WIZZARD SOFTWARE CORP /CO
filed 2002-02-06
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                           FORM 10-QSB-A1

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

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                       (Formerly Balanced Living, Inc.)

             UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                       (Formerly Balanced Living, Inc.)



                                   CONTENTS

                                                                 PAGE


- Unaudited Condensed Consolidated Balance Sheet,
    September 30, 2001                                            2

- Unaudited Condensed Consolidated Statements of
    Operations, for the three and nine months ended
    September 30, 2001 and 2000                                   3

- Unaudited Condensed Consolidated Statements of Cash
    Flows, for the nine months ended September 30, 2001
    and 2000                                                  4 - 5

- Notes to Unaudited Condensed Consolidated Financial
    Statements                                               6 - 12


                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                       (Formerly Balanced Living, Inc.)

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                            September 30,
                                                                 2001


CURRENT ASSETS:

     Cash in bank                                            $    161,203

     Accounts receivable                                              102

     Inventory                                                    120,408

      Total Current Assets                                        281,713


PROPERTY & EQUIPMENT, net                                         144,058

OTHER ASSETS:

     Prepaid expenses                                             389,786

     Intangible assets, net                                       533,986

     Deposits                                                       2,000

      Total Other Assets                                          925,772

                                                             $  1,351,543

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Accounts payable                                        $     14,819

     Accrued expenses                                              64,507

     Loans payable - related party                                 46,076

      Total current liabilities                                   125,402


LONG -TERM OBLIGATIONS:

     Convertible Notes Payable, net of 239,500 discount            10,500

      Total long term liabilities                                  10,500

                                                                  135,902
STOCKHOLDERS' EQUITY (DEFICIT):

     Preferred stock, $.001 par value, 1,000,000 shares
      authorized, no shares issued and outstanding                     -

     Common stock, $.001 par value, 100,000,000 shares
      authorized, 16,992,934 shares issued and outstanding         16,993

     Capital in excess of par value                             4,778,529

     Retained Deficit                                          (3,579,881)

      Total Stockholders' Equity (Deficit)                      1,215,641

                                                             $  1,351,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                       (Formerly Balanced Living, Inc.)

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the Three           For the Nine
                                    Months Ended            Months Ended
                                    September 30,           September 30,
                                  2001        2000        2001        2000


NET SALES                 $  11,119    $  26,903  $  72,265   $    158,468

COST OF GOOD SOLD            40,743        8,354     55,553         52,207

  Gross Profit (Deficit)    (29,624)      18,549     16,712        106,261

EXPENSES:

General and
 administrative             130,622      343,973    507,559        993,809

Selling expenses             95,549       58,444    150,559        205,996

 Total Expenses             226,171      402,417    658,118      1,199,805

LOSS FROM OPERATIONS       (255,795)    (383,868)  (641,406)    (1,093,544)

OTHER INCOME (EXPENSE):

  Other income                   -           189      1,917            210

  Interest expense          (11,635)     (16,010)   (29,450)       (26,411)

Total Other
 Income (Expense)           (11,635)     (15,821)   (27,533)       (26,201)

LOSS BEFORE INCOME TAXES   (267,430)    (399,689)  (668,939)    (1,119,745)

CURRENT TAX EXPENSE              -            -          -              -

DEFERRED TAX EXPENSE             -            -          -              -

NET LOSS                  $(267,430)   $(399,689) $(668,939)  $ (1,119,745)

LOSS PER COMMON SHARE     $    (.02)   $    (.03) $    (.04)  $       (.08)


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                         WIZZARD SOFTWARE CORPORATION
                       (Formerly Balanced Living, Inc.)
                        [A Development Stage Company]

                      STATEMENT OF STOCKHOLDERS' DEFICIT

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                      Deficit
                                                                   Accumulated
                          Common Stock                              During the
                                                    Paid in        Development
                     Shares         Amount           Capital          Stage


BALANCE,
 December 31, 2000     13,620,472   $  13,620       $ 2,373,837  $ (2,910,942)

Effect of
 recapitalization
 of the subsidiary,
 January 21, 2001       1,996,951       1,997            (6,405)           -

Shares of Wizzard
 Software Corp.
 a Deleware
 corporation not
 converted in
 re-capitalization
 resulting in a non
 controlling interest    (215,641)       (215)              215            -

Issuance of 671,500
 shares common stock
 for Cash,
 February 7, 2001
 through May 23, 2001
 at $1.00 per share
 - Offering costs
 were $66,527             671,500         672           604,301            -

Issuance of 350,000
 shares common stock for
 advertising services,
 May 1, 2001 at $1.00
 per share                350,000         350           349,650            -

Issuance of 495,000
 shares upon the
 conversion of notes
 payable, at $1.00
 per share May 8, 2001    495,000         495           494,505            -

Issuance of 500,000
 shares to acquire
 all the issued
 and outstanding shares
 of Speech Systems,
 May 25, 2001 at
 $1.00 per share          500,000         500           499,500            -

Cancellation of
 532,500 shares
 common stock            (532,500)       (533)              533            -

Adjust for share
 discrepancy                    9          -                 -             -

Issuance of
 107,143 shares
 common stock for
 consulting services,
 August 30, 2001
 at $1.98 per share       107,143         107            212,393           -

Consideration for the
 beneficial conversion
 feature on the
 $250,000 convertible
 note, September
 14, 2001                      -           -             250,000           -

Net loss for the
 period ended
 September 30, 2001            -           -                  -      (668,939)

BALANCE,
 September 30, 2001    16,992,934      16,993          4,778,529   (3,579,881)


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                       (Formerly Balanced Living, Inc.)

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Nine
                                                      Months Ended
                                                      September 30,
                                                   2001           2000





Cash Flows from Operating Activities:

 Net loss                                       $ (668,939)    $  (1,119,745)

 Adjustments to reconcile net loss
 to net cash used by operating activities:

  Non-cash expenses                                 10,500                -

  Depreciation and amortization expense             40,617            30,759

  Change in assets and liabilities:
    (Increase) in accounts receivable               32,197           (28,135)

    Decrease in Inventory                              615             7,731

    Increase (decrease) in accounts payable
     and accrued expense                           (94,539)           52,628

    (Increase) in prepaid expenses                 (97,834)               -

    Decrease in intangible assets                   28,785                -

      Net Cash Provided (Used)
       by Operating Activities                    (748,598)       (1,056,762)

Cash Flows from Investing Activities:

     Purchase of property & equipment              (23,001)          (46,791)

     Increase in notes receivable                  (34,917)               -

       Net Cash (Used) by Investing Activities     (57,918)          (46,791)

Cash Flows from Financing Activities:

     Issuance of common stock                      701,500          (428,759)

     Payments on long-term obligation             (255,000)               -

     Proceeds from long-term obligation            250,000           550,000

     Proceeds from note payable
      - related party                               46,076                -

     Payments on note payable
      - related party                                   -               (854)

   Net Cash Provided by Financing Activities       742,576           977,905

Net Increase (Decrease) in Cash                    (63,940)         (125,648)

Cash at Beginning of Period                        225,143           153,665

Cash at End of Period                           $  161,203     $      28,017

Supplemental Disclosures of
 Cash Flow Information:

     Cash paid during the periods for:

       Interest                                 $       -      $          -

       Income taxes                             $       -      $          -


(Continued)

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                       (Formerly Balanced Living, Inc.)

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Continued)

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2001:

The Company sold a convertible note in the amount of $250,000. Since the conversion price was below the fair value of the common stock, a beneficial conversion feature of $250,000 was recognized of which $10,500 was expensed as interest expense in the current period.

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

The Company issued 100,000 shares of stock, valued at $200,000 for a one year consulting agreement.

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

                  WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                       (Formerly Balanced Living, Inc.)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Wizzard Software Corporation (Formerly Balance Living, Inc.) [Parent] a Colorado corporation, was organized on July 1, 1998. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Wizzard Software Corp. [Subsidiary], was incorporated on February 29, 1996 under the laws of the State of Delaware. The Company engages primarily in the development, sale, and service of computer software products.

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

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                       (Formerly Balanced Living, Inc.)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at September 30, 2001.

Revenue Recognition - Revenue from licensed programs are recorded when the software has been delivered and the customer is invoiced. Provisions are recorded for returns, concessions, and bad debts. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue attributable to undelivered elements, including technical support is based on the average sales price of the element and is recognized ratably on a straight-line basis over the product's life cycle. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. The Company sells software products. Revenue is recognized, net of discount and allowances, at the time of product shipment.

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

Advertising Costs - Advertising and marketing costs are expensed as incurred and amounted to $145,923 and $16,735 for the period ending September 30, 2001 and 2000. During June 2001, the Company entered into a year advertising agreement through the issuance of 350,000 shares of common stock for $350,000
in advertising services.   As of September 30, 2001 the Company has recorded
advertising costs of $204,167 as a prepaid expense.

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

NOTE 2 - ACQUISITIONS

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

NOTE 3 - INVENTORY

The following is a summary of inventory at:
                                                        September 30,
                                                            2001

     Raw Materials                                      $    49,159

     Finished Goods                                          71,249
                                                        $   120,408
NOTE 4 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:
                                                         September 30,
                                                             2001

     Furniture, fixtures and equipment                   $   200,906



     Leasehold improvements                                   36,482

     Software                                                 40,848
                                                             278,236
     Accumulated Deprecation                                (134,178)

     Property & Equipment, net                           $   144,058

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

NOTE 6 -NOTES PAYABLE

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

Convertible Note Payable - On September 14, 2001, the Company sold a Series 2001-A 8% convertible Note of the Company in the amount of $250,000, with a maturity date of August 1, 2011. The Note is convertible in to the Company's common stock at the lessor of $.50 per share or 75%of the closing bid price beginning September 14, 2002. As the conversion price was below the fair value of the common stock on the date issued the Company has recorded the beneficial conversion feature of the note. in accordance with the provisions found in EITF 98-5 by recording a $250,000 discount on the note. The discount is being amortized over period until earliest conversion. As of September 30, 2001, interest of $10,500 was expensed with a discount of $239,500 remaining. As of September 30, 2001, the Company has accrued $855 of interest on the note.

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

The Company issued 671,500 shares of the Company's common stock at $1.00 per share under a confidential private offering of Common Stock for proceeds of 671,500 net of offering cost of $66,527

                    WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                        (Formerly Balanced Living, Inc.)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK (Continued)

As of May 22, 2001, the Company purchased all of the issued and outstanding shares of Speech Systems, Inc. through the issuance of 500,000 shares of the Company's common stock valued at $500,000.

On May 8, 2001 the Company issued 495,000 shares of Common stock upon the conversion of the $495,000 remaining principal balance on a financing agreement with Salvage Holdings, Inc.

During May 2001, the Company entered into a year advertising agreement through the issuance of 350,000 shares of common stock valued at $350,000, and 100,000 warrants to purchase the Company's common stock at $2.00 per share for a period of five years for promotion of the Company and advertising services.
No consideration was allocated to the warrants as the fair value of the services equaled the fair value of the common stock issued.

During May 2001, the Company received back and cancelled 532,500 shares of the Company common stock.

On August 30, 2001, the Company issued 107,143 restricted shares of the Company's common stock for $212,500 in consulting services.

Warrants -The Company issued 1,008,076 warrants to purchase common shares of the Company at prices ranging from $1.00 to $1.50 per share, expiring August 6, 2002 through January 1, 2004, for services rendered in connection with the Company's private placement offering. As of September 30, 2001, none of these warrants had been exercised.

The Company issued 665,000 warrants to purchase common shares of the Company at prices ranging from $1.25 to $2.00 per share, expiring through April 17, 2006 in connection with an advertising contract and obtaining debt financing.

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2001 operating loss carryforwards of approximately $3,5000,000 which may be applied against future taxable income and which expires in various years through 2020.

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

NOTE 10 - ACCRUED COMPENSATED LEAVE

As of September 30, 2001, the Corporation had established no policy regarding the rate at which employees would earn vacation, sick and other similar leave. As a result, these financial statements contain no accrual for those items. BIt is the Company's intent that no amounts will be provided for these items until policies governing the items are formally established. In addition, the Company does not intend to ever incur an expense for any amounts "earned" prior to January 1, 2001.

NOTE 11 - LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

                                     For the Three               For the Six
                                      Months Ended               Months Ended
                                     September 30,               September 30,
                           2001        2000          2001         2000

Earnings (loss) from
 continuing operations
 available to common
 shareholders (numerator) $ (267,430) $  (399,689)  $ (668,939) $  (1,119,745)

Weighted average number
 of common shares
 outstanding during
 the period used in
 loss per share
 (denominator)             16,921,894  13,602,540   16,469,475     13,656,857


At September 30, 2001, the Company had 1,673,076 warrants outstanding to purchase common stock of the Company at $1.00 to $2.00 per share (See Note 7) and a convertible note payable wherein the holder could convert the note into a minimum of 500,000 shares of common stock (See Note 6), which were not included in the loss per share computation because their effect would be anti-dilutive.

                 WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
                     (Formerly Balanced Living, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses in recent years and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings and by substantially increasing sales. There is no assurance that the Company will be successful in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

     Over the next 12 months, we plan to expand our marketing efforts for our products. Currently, we offer our products through our own web site as well as through resellers and a few strategic online partners. We plan to grow our distribution channels to include other high profile companies to expand our products' reach and exposure. This will include:

          * Growing the number of distributors for our consumer products. We plan to use Quixtar.com's 400,000 Independent Business Operators, who earn commissions selling our product to their customers, to promote our products, expanding our presence nationwide. To date, about 4,000 Quixtar distributors have ordered our Interactive Voice Assistant product and about 90% of our revenues have come from that source;

          * Acquiring additional distribution partners for our programming tools; and

          * Hiring and training an internal sales force of at least 10 highly motivated, high quality individuals who will blanket the U. S. market in search of companies needing speech recognition solutions for our customization solutions.

     We also plan to generate leads for these sales people through various partnerships and a conservative, extremely targeted print market campaign. Depending on general market conditions, we would like to raise at least $1,000,000 and preferably $3,000,000 to $5,000,0000 during the next two years to cover intended operations. We plan to conduct a private placement of our common stock in the near future, but we can not guarantee that we will be successful in these efforts. In addition, we will have to get Maricopa's consent if we want to sell over 500,000 shares in any quarter. We can not assure you that Maricopa will consent. If it does not, we may not be able to raise sufficient funds to proceed with our plan of operation.

     Currently, we require about $50,000 per month to stay in operation. This is less than the approximately $83,000 net cash used by operating activities for the nine months ended September 30, 2001, principally due to a reduction in the number of our employees and to decreased selling expenses.

     Our present cash on hand will last us only through the next two months. After that, we may have to curtail operations. This could have a very adverse effect on our future prospects.

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

                                         WIZZARD SOFTWARE CORPORATION

Date:  2/1/02                            By /s/ Christopher J. Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer

Date:  2/1/02                            By /s/ Armen Geronian
      --------                             ------------------------
                                           Armen Geronian, Director
                                           Secretary

Date:  2/1/02                            By /s/ Gordon Berry
      --------                             ------------------------
                                           Gordon Berry, Director