Form 10KSB
period 2001-12-31
WIZZARD SOFTWARE CORP /CO
filed 2002-04-15
CIK 1074909

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

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

                               N/A
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered:                     None
Securities Registered under Section 12(g) of the Exchange Act: Common, $0.001 par value.

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [N/A]

State Issuer's revenues for its most recent fiscal year: December 31, 2001 - $88,350.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 1, 2002 - $3,048.83 There are approximately 3,048,827 shares of common voting stock of the Registrant held by non-affiliates. Because there is no "established trading market" for our shares, these shares have been arbitrarily valued at par value of $0.001 per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              March 21, 2002

                                16,991,030

                   DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     For a description of the business development of Wizzard Software Corporation, a Colorado corporation (the "Company"), from inception to the year ended December 31, 2001, see its Annual Reports on Form 10-KSB for the years ended December 31, 1999, and 2000, which are incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

     On February 7, 2001, we completed a Plan of Reorganization and Stock Exchange Agreement known as the "Wizzard Delaware reorganization." That transaction involved us; Jenson Services; Wizzard Delaware; and certain stockholders of Wizzard Delaware that owned about 96% of Wizzard Delaware's outstanding securities. Under the Wizzard Delaware reorganization, the eight Wizzard Delaware stockholders participating in the reorganization exchanged their shares of Wizzard Delaware, which amounted to a total of 13,049,000 shares, for shares of our common stock in the ratio of 1.027268907 shares for each exchanged Wizzard Delaware share. On the completion of the Wizzard Delaware reorganization, the Wizzard Delaware stockholders who were party to the reorganization owned 13,404,831 shares of our common stock and Wizzard Delaware became our 96%-owned subsidiary.

     We were required to raise at least $500,000 from the private sale of shares of our common stock as a condition to the closing of the Wizzard Delaware reorganization. We sold 531,000 shares of common stock in a private offering at the closing for gross proceeds of $531,000. The offering continued until May 30, 2001. We sold a total of 671,500 shares for aggregate gross proceeds of $671,500.

     Jenson Services canceled 3,725,000 of the shares that it owned as a further condition to the closing of the reorganization. It also agreed to certain lock-up/leak-out conditions affecting the resale of shares of our common stock that Jenson Services and its associates and other principal stockholders retained. We also granted to Jenson Services warrants to acquire 540,000 shares of our common stock at an exercise price of $1.00 per share for a period of 18 months. One-half of these warrants were subject to cancellation for no additional consideration under certain conditions as outlined in the warrant table.

     Before the completion of the reorganization, we were required to amend our Articles of Incorporation to:

          reflect a re-capitalization of our common stock from 50,000,000 shares at a par value of $0.001 per share to 100,000,000 shares, with no change in the par value;

          effect a 1.65 for 1 forward split of our outstanding common stock;
          and

          change our name to "Wizzard Software Corporation."

     Unless otherwise indicated, this forward split is reflected in all computations that are contained in this Report.

     On May 22, 2001, we acquired 100% of the outstanding securities of Speech Systems, Inc., a Florida corporation, in exchange for 500,000 shares of our common stock. The assets of Speech Systems consisted solely of all right, title and interest in certain copyrights, patents, trademarks, trade secrets and other legal protections registered, granted or applied for and relating to Active X Voice Tools, a programming tool developed by Dr. Alan Costilo. Dr. Costilo received 403,000 of these shares as the principal stockholder of Speech Systems and was elected to our Board of Directors on June 4, 2001.

     On September 14, 2001, Wizzard and Maricopa Equity Management Corp., a Minnesota corporation, executed a Securities Purchase Agreement under which we sold Maricopa Series 2001-A Eight Percent (8%) Convertible Notes in the aggregate principal amount of $250,000. The material terms of the Notes are discussed under the caption "Recent Sales of Unregistered Securities" of this Report.

     On October 26, 2001, we filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register 3,059,238 shares of our common stock that are held by certain selling stockholders, and an additional 2,288,076 shares of common stock underlying outstanding warrants and convertible notes. The Securities and Exchange Commission has not yet declared the registration statement effective, but we expect that it will be declared effective in the second quarter of our 2002 fiscal year. The sales of these securities by the selling security holders may have an adverse effect on any public market for our common stock. See the caption "Market for Common Equity and Related Stockholder Matters" of this Report.

Business.
---------

     General
     -------

     Wizzard's goal is to be the first choice for companies wanting to adopt software which includes speech recognition and text-to-speech.

     We plan to use speech technology partners as resellers and promoters for our speech recognition programming tools and products. By using Wizzard's internal and commercially available programming tools, libraries and pre-made templates, developers using programs such as Visual Basic, Visual C, Borland Delphi, Java, VB Script and Java Script can add speech recognition for call centers, telephone information entry and desktop forms and applications, as well as inventory and transaction processing systems.

     In management's opinion, the long-term growth and survival of telephone Interactive Voice Response and desktop Graphical User Interfaces will depend on speech recognition for navigation and data entry. We believe that using speech to enter data is more natural than entering information with the fingers, one character at a time. Until now, building Conversational Interactive Voice Response systems has been difficult and costly. Wizzard's goal is to make this natural form of interaction with technology as common as speaking to the person sitting next to you. Over time, as the performance of speech recognition technology improves, and as the cost of writing and using intelligent Conversational Interactive Voice Response applications decreases, new Conversation Interactive Voice Response applications will become possible. We believe that our approach to building and deploying speech recognition applications and programming tools will make using speech recognition technology easier, and will allow us to create speech recognition applications faster and less expensively than our competition.

     Using speech recognition technology, our customers can do things faster and easier than they could using a traditional keyboard. Not all computing tasks can be made more efficient by adding speech technology. However, the ability to use the most natural form of communication, one's voice, does improve productivity in many areas. Increased productivity saves significant time and money for users.

     When Wizzard Delaware was founded, the emphasis in the speech recognition industry was on the accuracy of the speech recognition engine itself. A company without its own speech recognition engine was not considered to be a viable industry participant. Our founders, Chris Spencer and Armen Geronian, however, believed that the future of the industry would not be based on the actual speech recognition engine, but on how that technology was applied in the workplace. Our founders believed that having a powerful speech recognition engine would be desirable, but that if it did not work with the software that businesses use, it would be useless. We anticipated that speech recognition engines created by entities such as Dragon Systems, IBM, Lernout & Hauspie, Philips and Microsoft would eventually become just one piece of a more complex equation. Messrs. Spencer and Geronian further predicted that speech recognition engines would become commonplace and that eventually Microsoft would install a speech recognition engine in its operating system, making it ubiquitous.

     Wizzard's founders believed that how the speech engine interacted with databases, telephone call centers, customer relationship management software, order entry applications, forms, patient and client notes would provide the greatest future growth and revenue possibilities. No two companies are the same, and their workers use a variety of software to perform their jobs. Therefore, when the time came, companies would require multiple applications using customized speech recognition. With this in mind, we set out to build a large selection of internal development programming tools or building blocks. These tools would allow Wizzard's programmers to build speech recognition applications efficiently by having the majority of the work already completed. These tools would allow Wizzard to create applications that work with any speech recognition engine. This would eliminate our worry about which speech recognition engine manufacturer to align with, as well as the need for us to have an engine of our own. We believed that once the accuracy of the speech recognition engines reached a productive level, primary revenues would come from delivering customized programming tools and applications using speech recognition.

     It was only recently, when IBM, Dragon and other speech recognition engine manufacturers released the latest version of their engines, that speech recognition accuracy became efficient for desktop users. While still not a perfect technology, we believe that after six years of working and planning, speech recognition technology is finally at a point where it is poised to become widely accessible, and where Wizzard's applications and programming tools will show their productivity benefits. Microsoft recently released speech recognition in its MS OfficeXP product. Now, OfficeXP users all over the country will soon have a speech recognition engine that works well, but only allows them to dictate into MS Word, Outlook and Excel. Because the speech recognition engine included with MS OfficeXP is based on the open Speech Application Programming Interface standard, Wizzard's programming tools
and applications work with this engine.   Microsoft has now also included
a version of its speech recognition engine in the WindowsXP operating system. Very soon, almost everyone will have an engine in his or her computer. We believe that this will open a very large market to us.

     Products and Marketing Strategy.
     --------------------------------

     Wizzard believes that, once the users of Microsoft's upgraded Office product and Windows XP operating system see the benefits of speech recognition interaction with their computers, there will be an increased demand for speech recognition for other applications. We believe that we can help meet this demand by delivering:

          *     programming tools;

          *     customized application development services for businesses;
                and

          *     consumer applications.

     Programming Tools.
     ------------------

     ActiveX Voice Tools 7.0 -

     With so many business workers soon to be using speech recognition with MS OfficeXP and WindowsXP, Wizzard believes that the demand to expand speech recognition to other applications beyond MS OfficeXP will increase significantly. In response, businesses will want to add speech recognition to other software applications their employees use. When a software programmer or developer wants to create an application to run on Windows, he or she uses programming tools. We believe that our programming tools will allow the most general developer to design and implement low-cost speech recognition solutions. In preparation for the increased demand for speech recognition application development, we recently purchased the ActiveX Voice Tools created by Speech Solutions. By purchasing the best commercially available programming tools for speech recognition application development, and by combining them with Wizzard's internal tools developed over the last five years, we believe that we now have the best set of programming tools in the speech recognition industry.

     We acquired the ActiveX product in May, 2001. To date, we have sold only about 15 copies of this product, but we have just recently launched Version 7.0.

     We plan to sell ActiveX Voice Tools 7.0 through:

          our web site;

          programming trade journals such as Programmers' Paradise and Visual Basic Programmers Journal;

          value added resellers, or purchasers that buy our generic product and customize it for resale to the end user; and

          programming trade shows.

     Because software programmers are traditionally very loyal to the tools they use, we believe that early entry into the market will improve our competitive position. With Wizzard's technical lead, our goal is for our ActiveX Voice Tools to become the standard by which all speech recognition applications are created.

     MedBuilder ToolKit -

     The MedBuilder ToolKit allows medical information technology professionals to add speech recognition to the pharmaceutical order process for the major government hospital information systems used in most military medical facilities. This allows doctors to enter pharmaceutical codes more productively than in the past. Future applications of this toolkit will allow medical information technology professionals to "speech-enable" any list-oriented process, such as lab orders, within government hospital information systems. By adding speech recognition to this system, and by reducing the number of keystrokes required to complete specific repetitive tasks, we believe that doctors can save up to one hour per day.

     This product is a subpart of Wizzard's Voice Tools product. It allows the average information technology professional to add speech recognition features based on specific job requirements. Rather than a "one size fits all" application, or using programming tools which require costly programming resources, the MedBuilder ToolKit can be used by a non-programmer, saving customers time and money. With the power of our internal programming tool, Wizzard can build these customized features very quickly and can offer this type of product for businesses beyond the healthcare market.

     We expect that MedBuilder 1.0 will retail for $10,000 to $60,000, based on the number of seats per facility. Simultaneous with the release of the MedBuilder 1.0 ToolKit, Wizzard has announced the formation of a Tier One marketing partnership with TrueGrit Information Systems Inc., to market the MedBuilder 1.0 ToolKit to the 175 U.S. military hospitals and clinics
worldwide.   In the future, Wizzard plans to sign up additional resellers to market this product to for-profit hospitals.

     We sold our first copy of the MedBuilder program in January, 2002. We are currently training the hospital employees and installing the product.

     Envox Unified Messaging Tools

     Telephone speech recognition, as opposed to desktop speech recognition, is a strong growth area in our industry. Envox is a maker of software tools for standard touch tone call centers. We have formed a strategic partnership with Envox which we expect to result in our customized e-mail messaging tools being included on the next version of Envox's linked set of programming tools, to be released in mid 2002. The applications developed with these tools will allow mobile workers to call in and check their Exchange or Outlook
e-mail through the telephone, using speech recognition technology.   We expect
that the inclusion of Wizzard's tools will allow Envox's thousands of resellers and developers to contact their previous customers about upgrading their current systems. Envox has been marketing its development platform aggressively, and, based on conversations with Envox sales people, we believe that this is one missing piece of technology that their customers have been consistently requesting. Wizzard is in the process of filling that need now. A beta version is currently being tested. We expect to have five test sites running the product by approximately July, 2002, after which the product should be ready for sale. Wizzard expects to have its Unified Messaging tools burned into Envox's CD-ROM, and to begin collecting licensing fees of approximately $80 per port, or entry line, by mid to late 2002.

     Additional Programming Tools -

     In addition to the programming tools mentioned above, Wizzard also has tools for:

          ActiveX/COM Dynamic Link Library Speech Management Application Programming Interface Objects for IBM ViaVoice speech recognition engine, which allows Wizzard to deliver solutions using IBM's ViaVoice engine;

          Speech Management Application Programming Interface Controls ActiveX/COM Object Control Exchange for the IBM ViaVoice engine, which allows outside developers to create customized speech recognition applications using IBM's speech engine;

          Interactive Voice Assistant Software Developer's Kit Script, a scripting language for use by end users to customize our speech recognition applications so that minimal behavioral changes are necessary for the user to use speech recognition productively. This allows the end user to easily tailor our application to his or her specific habits and repetitions.

     Custom Development Services.
     ----------------------------

     We come into contact with large numbers of software developers interested in building speech recognition applications. Most of these developers will be employed by businesses in the U.S. and will be investigating and developing speech recognition applications for their companies.

     Because speech recognition application development is relatively new, and since there are few programmers trained in this process, we will also offer to create and customize our customers' speech enabled applications. Our programming team has significant experience in this area, and we can provide consulting services at any stage of the development process. Wizzard can offer its customers services ranging from proof of concept modeling, which includes a demo or "mock-up" of the product with many of the features that the final product will contain, through the design and architecture phase, to total speech application development, testing and order fulfillment. We believe that this will allow clients to save considerable money over the alternative of employing, training and managing several programmers to do the job in-house. In addition to customization services, Wizzard also plans to offer installation, training and ongoing technical support services that can significantly increase our revenues on a per customer basis.

     We believe that offering customized solutions across entire industries will fuel future growth. If we build a custom application for a hospital that uses a specific software application for patient records, we can then associate with a consulting firm or value added reseller specializing in the healthcare industry, and have them sell the product to hospitals across the country. We have begun this strategy with our MedBuilder Toolkit. We developed the product and then formed a marketing partnership with a sales organization in that industry. Wizzard is currently working with established market leaders within well-defined markets to help them distinguish themselves from their competition by voice-enabling their software applications. Law enforcement, real estate and financial service industries are other markets with revenue potential for Wizzard. This model can work with virtually any customized solution we build, with the potential for revenue growth in both product sales and customization services.

     To date, we have completed about 15 custom projects, totaling about $60,000 in revenue.

Consulting Services.
     --------------------

Recently, Wizzard launched a new consulting services division to assist companies and programmers in creating speech driven applicaitons. The new products include:

Strategic Speech Planning Package:

For the professional organization that needs to integrate speech recognition into its operation, this 10 day consulting engagement offers classroom training, application demonstrations and feasibility discussions. The class is designed to provide systems analysts, application developers and technical managers with the knowledge required to create their own application designs and ensure successful end user adoption to limit risk and enhance the return on their speech investment. Price: $20,000.

Speech Developer Education Package:

For the professional organization that needs to educate multiple developers on speech recognition technology, Wizzard has developed an intensive 3 day classroom training course. This course includes the fundamentals of speech technology and speech engines. Lab work includes programming techniques to apply speech technology to desktop applications. Training is performed at the user's location. Price: $6,500.

Voice Tools Application Support:

A basic support package for new developers of Wizzard's Voice Tools 7.0 who are unfamiliar with speech recognition programming. The package includes 4 hours of consulting via the internet and the telephone on the installation and application of Wizzard's Voice Tools 7.0 product. Consultants also provide tips and technique documents along with sample program code to assist the client developers. Price: $500.

Speech Programmer's Enterprise Application Kit (SPEAK):

Targeting the millions of Visual Basic and Visual C programmers worldwide, this new product is being announced as a direct result of growing demand for desktop speech recognition programming tools and services. For new programmers of speech technologies, SPEAK offers a complete package designed to develop, support and distribute Window's based applications which utilize speech recognition and text-to-speech as an input - output user interface. SPEAK consists of: A copy of Wizzard's award winning ActiveX Voice Tools, a high powered active noise canceling headset microphone, Four hours of technical interchange with senior developers and/or technicians, a Commercial Distribution License for royalty free distribution of the application across the enterprise or commercially, an abundance of sample programming code.
Price: $1,250

Wizzard feels that in addition to the revenue provided by these packaged engagements, the client exposure will lead to additional high end consulting and programming revenue.

     Consumer Applications.
     ----------------------

     Interactive Voice Assistant

     We offer an Interactive Voice Assistant through which a character appears on the desktop and interacts with the user verbally through speech recognition and text-to-speech technology. Because it supports over 50 of the most popular software applications, Wizzard's Interactive Voice Assistant can perform e-mail functions, surf the web, assist in dictating letters and instant messages, and much more. Wizzard's Interactive Voice Assistant product currently uses IBM's ViaVoice speech recognition engine through a five-year technology and marketing partnership between IBM and Wizzard. We are now finalizing changes to the Interactive Voice Assistant so that it will seamlessly plug into the speech recognition engine included with MS OfficeXP. In addition, its speech capabilities have expanded to other software applications such as America Online, Microsoft Network, Internet Explorer, Quicken, Hotmail, Eudora, Lotus Notes, ICQ, AOL Messenger, DialPad, Global Language Translator, and ACT!. The product has very limited competition.
While it is not currently Wizzard's primary focus, in the future we expect it to be the standard for consumers seeking to expand their speech recognition capabilities beyond MS OfficeXP. Based on reactions to demonstrations at trade shows, we believe that the market for this type of product is large. Because we have spent three years and made two major revisions to the product as a result of customer requests, we believe that our Interactive Voice Assistant is years ahead of any similar product currently available.

     Thanks to a co-marketing agreement between Wizzard and Quixtar, hundreds of thousands of Quixtar distributors can now earn a commission from Quixtar for marketing our Interactive Voice Assistant product to their customers. We have created demonstration CD-ROMs and other sales tools for these distributors, and have been shipping and test marketing the Interactive Voice Assistant through this channel for two years. We have sold this product to about 3,000 Quixtar distributors, and about 90% of our revenues have come from this source. During the course of these marketing efforts, we have found that current speech recognition engines are not accurate enough to ensure mass market appeal. Most of our products use vocabularies of less than 250 words, as compared to approximately 64,000 words in the speech recognition engines that our Interactive Voice Assistant uses. With such a large vocabulary, the chance for errors increases significantly. IBM and Dragon are currently improving their products and, once this effort is completed, we will re-focus on marketing our Interactive Voice Assistant. The proliferation of speech recognition engines through MS OfficeXP and WindowsXP will also help make our product more marketable.

     Once the speech recognition engines become more compatible with our Interactive Voice Assistant, we anticipate that additional sales channels for growth beyond the Quixtar distribution network will be:

          Wizzard's web site;

          retail stores; and

          partnerships with companies whose products we have added a speech recognition interface to, such as Intuit, America Online and Eudora.

     We launched the Interactive Voice Assistant in 1998. To date, we have sold about 3,000 to 4,000 units. The product sells for an average price of $98 per unit.

     Support-Installation-Training Services.
     ---------------------------------------

     Voice Tools Support: Based on the ratio of products sold to support calls received, and conversations with other providers of technical support services, we estimate that 10% of our customers will purchase a $1,000 Level 3 annual support package from Wizzard. With Level 3 support, a personal technical account manager is assigned to the client.

     Envox Unified Messaging Tools Support: We estimate that 10 new resellers will purchase Level 3 support per quarter, with that number growing to 20 new resellers per quarter beginning in the fourth quarter of 2002, and continuing at 20 per quarter through the third quarter of 2003. These figures are also based on the ratio of products sold to support calls received and conversations with other technical support providers. The price will be $1,250 per year.

     Interactive Voice Assistant Support: Free to consumers.

     MedBuilder Tools Support: Based on conversations with other technical support providers, we estimate that the customer will make at least five calls for support at $50 per call.

     Custom Development Contracts: All custom development contracts will include a service agreement which will provide for Level 3 technical support, training the end users, training the trainer and installation support. These service agreements typically generate revenue in excess of 25% of the development contract, but can be much higher if travel and on-site support is necessary.

     Research and Development
     ------------------------

     During the calendar years ended December 31, 2000, and 2001, we spent $95,325 and $0, respectively, on research and development.

     Our research and development over the last three years has focused on our Interactive Voice Assistance product as well as our internal speech recognition development tools. Our Interactive Voice Assistant has undergone two major revisions during this period, solely based upon customer feedback. We have created hundreds of programming objects and modules, or pieces of software code, which allow our engineers to create better speech recognition applications, faster and more efficiently. Our programmers use these modules to create applications without having to recreate the wheel for every customer. A majority of the customized product is already completed, and completing the project requires only that the correct modules be pieced together and that the interface, or the part of the program that interacts with the user, be customized by using these internal programming modules. We plan to reconfigure our Interactive Voice Assistant platform as well as our programming tools to the Speech Application Programming Interface 5.0 standard over the next year. This will allow our applications to work with any brand of speech recognition engine and will make us less reliant on specific companies. We plan a new release of our Interactive Voice Assistant product in the first quarter of 2003. We updated our internal tools for developers in the fourth quarter of 2001.

     Necessary Material
     -------------------

     Beyond basic materials such as CD-ROMs, jewel cases that hold the CD-ROMs and printing, which are all readily available from multiple sources, we are dependant upon three to five speech recognition companies to license us their speech recognition engines. It is these engines on which we create our applications. We do not foresee any difficulty in continuing to license these engines, due to the competitive market between their manufacturers. Furthermore, Microsoft is beginning to distribute its new speech recognition engine for free in upcoming versions of its Windows operation system and its Office suite of business products. The microphones that we ship with our products are purchased from Andrea Electronics and Plantronics and are readily available through other companies in equal qualities, due to an extremely competitive market for microphone headsets.

     Licenses
     --------

     We have the following licenses, which are integral to our business operations:

          IBM ViaVoice speech recognition engine; and

          Microsoft Agent Technology;

     We pay IBM a royalty of $18.00 for every Interactive Voice Assistant copy that we sell. This royalty is reduced to $12.00 if we sell more than 10,000 units.

     Patents Pending
     ---------------

     We have filed for the following patents, but we cannot assure you that any patents will be issued to us:

     Interactive Voice-Driven Training Manual and Process, filed July 12, 2000, Serial No. 60/217,688; and System and Process for Adjusting Device Operating Characteristics to Improve Software Application Performance, and System and Method for Handling Hardware Conflicts Generated by Competing Software Applications, filed July 12, 2000, Serial No. 60/217,739.

          Interactive Voice-Driven Training Manual and Process
          ----------------------------------------------------

     This invention relates to an interactive training manual and process that is used for interactive training for third-party software applications. One or more of the interactive characters appears on the computer screen and may be animated while the Talking Manual generates speech through speech synthesis and otherwise. In the preferred embodiment, these interactive characters simulate live characters that generate speech being broadcast to a trainee. The Talking Manual methodically walks the trainee through the process for using certain software applications or trains the user on specified information both visually and verbally.

         System and Process for Adjusting Devise Operation Characteristics to Improve Software Application Performance, and System and Method for Handling Hardware Conflicts Generated by Competing Software Applications
         ------------

     This invention allows for the automatic adjustment of the volume control of the sound card on personal computers and laptops. Because certain hardware and software devices adjust the sound card volume when installed or during use, the sound card volume may not be at the appropriate level for use with speech recognition. Therefore, this process allows for the monitoring and adjustment of the sound card volume while the user is using the speech recognition application.

     Environmental Compliance
     ------------------------

     We do not believe that there are any material laws, rules or regulations regarding environmental concerns that are applicable to our present or intended business operations.

     Governmental Regulations
     ------------------------

     There are no present governmental regulations that are likely to affect our present or proposed business operations. State sales taxes are not currently required to be collected on Internet sales, but any future sales tax requirements may affect our customer's purchasing decisions, and some purchasers may stop ordering products over the Internet. As of October 21, 2001, the United State Congress had not extended its prohibition on state taxes and regulation of the Internet, and the effects of this cannot yet be predicted.

     Employees
     ---------

     Currently, we have seven full time employees and two part time employees. We plan to hire at least five sales people in 2002, as well as several support personnel.

Item 2.  Description of Property.
         ------------------------

     Wizzard's offices are located at 424 Gold Way, Pittsburgh, PA 15213. They consist of approximately 3,000 square feet of space, which are rented for $2,000 per month. Our lease terminates on May 31, 2003.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the calendar year ended December 31, 2001, no matter was submitted to a vote of the Company's security holders, whether through the solicitation of proxies or otherwise.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

      Our common stock is currently traded on the OTC Bulletin Board of the NASD under the symbol "WIZD." However, the market for our common stock is extremely limited in volume. We can not guarantee that the present market for our common stock will continue or be maintained, and the sale of unregistered and restricted common stock pursuant to Rule 144, or of the shares being registered for resale under the Company's Registration Statement on Form SB-2 by the selling stockholders, may substantially reduce the market price of our common stock.

      The quarterly high and low bid prices for our shares of common stock since public trading of these shares commenced in April, 2000, are as follows:

                                                  Bid
                                                  ---

Quarter or period ending:               High                Low
-------------------------               ----                ---
June 30, 2000                           $1.00               $1.00

September 30, 2000                      $4.00               $1.00

December 31, 2000                       $3.50               $0.625

January 2, 2001 through
February 8, 2001                        $1.00               $0.625

February 9, 2001 through
March 31, 2001                          $5.375*             $3.00*

June 30, 2001                           $3.65*              $1.65*

September 30, 2001                      $3.15*              $1.58*

December 31, 2001                       $2.25*              $1.02*

          * Following a 1.65 for one forward split on February 9, 2001. The quotations from prior dates do not retroactively reflect this split.


     These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Resales of Restricted Securities.
---------------------------------

     Approximately 791,967 shares of our common stock are publicly traded. This number will be increased by the 3,059,238 presently outstanding shares that may be offered and sold under the Company's Registration Statement on Form SB-2, along with the 1,788,076 shares underlying the warrants and the 500,000 shares into which the Series 2001-A Eight Percent (8%) Convertible Notes can be converted and that also may be offered by the Company's Registration Statement on Form SB-2. We have agreed to acquire by registration or an available exemption from the registration requirements of the Securities Act all of the remaining outstanding shares held by the approximately 215 minority stockholders of Wizzard Delaware, our 96%-owned subsidiary. This would increase our outstanding shares by an additional 588,082 shares. In addition, there are 11,978,831 shares of our common stock that have satisfied the one year holding period for limited resales under Rule 144 on or after February 7, 2002. This substantial increase in the available shares for publicly trading and the availability of these other shares for future public sale may dramatically reduce the price of our common stock on the basis of supply and demand alone.

Holders.
--------

     As of the date of this Report, we have about 86 stockholders. This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

Dividends.
----------

     We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of our plan of operation. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Recent Sales of Unregistered Securities.
----------------------------------------

     We have sold the following restricted shares of common stock during the past three calendar years:

          In April, 1999, we issued 276,951 shares to five or fewer creditors at a price of $1.21 per share. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. Each of these creditors was an "accredited" or a "sophisticated" investor, and each had access to material information about Wizzard before subscribing for our shares.

          In September, 1999, we issued 165,000 shares to five or fewer creditors at a price of $1.21 per share. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. Each of these creditors was an "accredited" or a "sophisticated" investor, and each had access to material information about Wizzard before subscribing for our shares.

          In May, 2000, we issued 2,500,000 shares to Jenson Services, an "accredited" investor, at a price of $0.006 per share. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

          In February, 2001, we issued to the stockholders of Wizzard Delaware 13,404,831 shares of our common stock in connection with our acquisition of Wizzard Delaware. All of the Wizzard Delaware stockholders were "accredited" investors. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

          From February, 2001, through May, 2001, we issued 671,500 shares to 28 "accredited" investors in a private placement, at a price of $1.00 per share. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

          In April, 2001, we issued to Noble House of Boston, Inc., 250,000 shares in consideration of promotion and advertising services valued at $350,000. Noble House was an "accredited" investor. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

          In May, 2001, we issued 500,000 shares to the stockholders of Speech Systems, Inc., in connection with the acquisition of Speech Systems. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. Each of the Speech Systems stockholders was either an accredited or a sophisticated investor, and each had access to material information about us before acquiring our shares.

          In April, 2001, we issued 495,000 shares to Savage Holdings, Inc., an accredited investor, upon conversion of the balance of a $495,000 note. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

          In October, 2001, we issued 20,000 shares to JKD Cayman Island Trust in consideration of various consulting services valued at $15,000, based upon 50% of the average bid price of our common stock on the date of issuance. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Regulation S of the Securities and Exchange Commission. JKD also had access to material information about us.

          In October, 2001, we issued 2,000 shares to Brian Cubarney in exchange for printing and related costs valued at $1,500, based upon 50% of the average bid price of our common stock on the date of issuance. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. Mr. Cubarney had access to material information about Wizzard before his acquisition of our shares.

          In September, 2001, we issued 100,000 shares to Glenn Michael Financial, an accredited investor, in exchange for various consulting services related to financing, mergers and acquisitions, capitalization, capital structure and strategic developments. These shares were valued at $83,500, based upon 50% of the average bid price of our common stock on the date of issuance. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

          In September, 2001, we issued 7,143 shares to Corporate Capital Management, an accredited investor, in exchange for various consulting services related to financing, mergers and acquisitions, capitalization, capital structure and strategic developments. These shares were valued at $5,964, based upon 50% of the average bid price of our common stock on the date of issuance. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.


          In October, 2001, we issued 35,000 shares to Corporate Image Bureau, which was an accredited investor, in exchange for various investor relations services valued at $26,250 based upon 50% of the average bid price of our common stock on the date of issuance. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

          In October, 2001, we issued 15,000 shares to Sierra Advisors, Inc. These shares were issued based upon a Settlement Agreement that resolved a claim for 20,000 shares and $7,000 in costs claimed to be due for assistance in the Rule 504 offering conducted by our 96%-owned subsidiary in 1999 and early 2000 and valued at $11,250 based upon 50% of the average bid price of our common stock on the date of issuance. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. Sierra Advisors had access to material information about Wizzard before it acquired our shares.

          In October, 2001, we authorized the issuance of 100,000 shares to Leonard W. Burningham, Esq., an "accredited" investor, in exchange for legal services rendered and to be rendered during fiscal 2001 at 50% of the last five days' average bid price of our common stock at the end of each monthly billing cycle. As of the date hereof, Mr. Burningham has been issued a total of 17,742 shares for services rendered to date. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

     On September 14, 2001, Wizzard and Maricopa Equity Management Corp., a Minnesota corporation, executed a Securities Purchase Agreement under which we sold Maricopa Series 2001-A Eight Percent (8%) Convertible Notes in the aggregate principal amount of $250,000, due August 31, 2011. Maricopa was an "accredited" investor.

     The Securities Purchase Agreement and related exhibits provided, among other provisions, that:

          * the Notes are convertible, along with accrued interest, at the holder's option, into shares of our common stock at the lesser of $0.50 per share or 75% of the closing bid price of our common stock on any national medium on which our common stock is traded;

          * the Notes and the stock certificates are "restricted securities," with registration rights;

          * Maricopa is prohibited from making short sales during the time that it owns the Notes or the underlying securities;

          * there are conversion restrictions that prohibit Maricopa from owning in excess of 4.99% of our outstanding securities resulting from conversion, except on the occurrence of certain events, as discussed below;

          * we are limited from issuing additional securities without the consent of Maricopa, except for 500,000 shares per quarter, that must be issued subject to lock-up/leak-out conditions;

          * liquidated damage payments by us for non-timely transfers of shares on conversion, ranging form $300 commencing on the 6th day of demand of transfer, increasing by $100 for each of the next nine days, increasing by $500 on the 10th day and increasing by $500 every day thereafter;

          * the shares that will be issued on conversion of the Notes shall be registered by us at our sole cost and expense with the Securities and Exchange Commission as a condition to conversion (except for the first 40,000 shares, as outlined below) on or before March 14, 2002, provided, however, that we will be obligated to register the greater of 500,000 shares or 200% of the maximum number of shares of common stock that would have been issued had the conversion taken place on September 14, 2001 or on the filing date of the registration statement;

          * if (i) our registration statement is not filed on or prior to October 15, 2001 (this date was extended to October
                30, 2001), or is not declared effective by the Securities and Exchange Commission on or prior to March 14, 2002, we shall pay in cash as liquidated damages for such failure and not as a penalty to the holder an amount equal to 3% of the purchase price paid by the holder for all Notes, or common stock held by the holder upon conversion or exercise thereof, purchased and then outstanding pursuant to the Securities Purchase Agreement for the first 30 day period, and 4% for each additional 30 day period until the applicable Event has been cured, which shall be pro rated for such periods less than 30 days; certain other events will also trigger the liquidated damages penalty, but all primarily relate to registration of the shares and the ability of the holder to sell them publicly;

          * there are mutual indemnification provisions reagarding each party to the other party concerning information provided by each for use in the registration statement;

          * the Securities Purchase Agreement and all rights thereunder or in the exhibits are assignable if made under applicable law, with the written consent of the other party and subject to the assignee's acknowledgment of certain factual matters similar to those agreed upon by Maricopa;

          * Maricopa shall have the right of specific performance of our obligations as one of its remedies in the event of default by us; and

          * All proceeds for the purchase of the Notes, along with the first 40,000 shares that could be issued on conversion of the Notes, were deposited with an Escrow Agent, together with fully executed copies of the Securities Purchase Agreement and all related exhibits, at which time disbursement to us were made. The 40,000 shares so deposited can be purchased by the exercise of conversion rights prior to the effective date of the registration statement.

     If any of the following events occurs, the 4.99% ceiling on Maricopa's ownership will no longer apply:

          *    we become insolvent;

          * we admit in writing our inability to pay our debts generally or as they become due;

          * we make an assignment for the benefit of creditors or begin proceedings for our dissolution;

          * we apply for or consent to the appointment of a trustee, liquidator or receiver for all or a substantial part of our property or business;

          * a trustee, liquidator or receive is appointed for us or for a substantial part of our property or business without our consent and the appointment is not discharged within 60 days after the appointment;

          * any governmental agency or any court of competent jurisdiction at the instance of any governmental agency assumes custody or control of all or any substantial part of our properties or assets and is not dismissed within 60 days; or

          * bankruptcy, reorganization, insolvency or liquidation proceedings or any other proceedings for the relief of debtors are instituted by or against us and, if instituted against us, are not dismissed within 60 days, or we approve of, consent to or acquiesce in any such proceeding or admit their material allegations, or default in answering any petition filed in any such proceeding.

     The following table shows the effect of stock price declines on the number of shares issuable to Maricopa upon conversion of the Notes:

                                   Number of Shares
     Percent Decline               Issuable Upon
     in Market Price (1)           Conversion of Notes (2)
     ---------------               -------------------

     25% decline to $0.825           500,000 shares (3)

     50% decline to $0.55          1,212,121 shares (3),(4)

     75% decline to $0.275         2,424,242 shares (3),(4)

     (1) These figures represent declines from the last sale price of $1.10 on January 18, 2002.

     (2) These figures take into account the aggregate principal amount of $250,000, without accrued interest.

     (3) Because Maricopa can convert its notes at the lesser of $0.50 per share or 75% of the closing bid price of our common stock, it is likely to convert at $0.50 per share unless the bid price falls below $0.67 per share.

     (4) These figures do not take into account the 4.99% ceiling outlined above.


     We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

     In November, 2001, Maricopa converted $15,000 of the principal amount of the note and $208 in interest into 30,416 shares of our common stock.

     We have granted the following warrants during the past three calendar years:

          In August, 2001, we issued to Savage Holdings, Inc., an accredited investor, a warrant to purchase 65,000 shares of our common stock at a price of $1.25 over a period of five years. The warrant was issued as partial consideration of a $750,000 bridge loan made to our 96%-owned subsidiary that was convertible into warrants of any successor entity of our subsidiary in a reorganization or merger. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

          In January, 2001, we granted to DMG, Inc., an accredited investor, a warrant to purchase 258,449 shares of our common stock at a price of $1.50 per share for a period of three years. The warrant was issued for advisory services. Nominal value was ascribed to these warrants, as the average bid price of our common stock on the date of issuance was approximately the same as the exercise price of these warrants. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

          In January, 2001, we granted to Mark L. Mawrence, an accredited investor, a warrant to purchase 149,627 shares of our common stock at a price of $1.50 per share for a period of three years. Mr. Mawrence was associated with DMG, Inc. The warrant was issued for advisory services. Nominal value was ascribed to these warrants, as the average bid price of our common stock on the date of issuance was approximately the same as the exercise price of these warrants. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

          In February, 2001, we granted to Jenson Services, Inc., an "accredited" investor, a warrant to purchase 270,000 shares of our common stock at a price of $1.00 per share for 18 months, and a warrant to purchase an additional 270,000 shares at $1.00 for a period from 12 to 18 months from the date of issuance. Jenson Services had agreed to cancel 3,725,000 of our shares that it owned in consideration of the Wizzard Delaware reorganization, assuming that a minimum of $3,000,000 was raised at an offering price of $3.00 per share as a condition to the closing of the reorganization. When the minimum offering was reduced to $500,000 at an offering price of $1.00 per share to close the reorganization, Jenson Services negotiated these warrants and the warrants that it conveyed to Leonard W. Burningham, Esq. that are below as additional consideration for the cancellation of its shares. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

          In February, 2001, the Company granted to Leonard W. Burningham, Esq., an accredited investor, a warrant to purchase 30,000 shares at a price of $1.00 for 18 months, and a warrant to purchase an additional 30,000 shares at a price of $1.00 for a period of from 12 to 18 months from the date of issuance. Jenson Services conveyed these warrants to Mr. Burningham for nominal consideration. Mr. Burningham had acted as counsel for us and for Jenson Services in connection with the Wizzard Delaware reorganization. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

          In April, 2001, we granted to Noble House of Boston, Inc., an accredited investor, a warrant to purchase 100,000 shares of our common stock at a price of $2.00, exercisable until May 30, 2006. The warrant was issued as partial consideration for promotion and advertising services valued at $350,000, as outlined above. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

          In October, 2001, we granted to Marc Lord, a "sophisticated" investor, a warrant to purchase 20,000 shares of our common stock at a price of $0.25 for a period of three years. The warrant was granted as consideration for Mr. Lord's agreement to serve on our Advisory Board of Directors and was valued at 50% of the average bid price of our common stock on the date of grant, less the exercise price, or $10,000. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. Mr. Lord had access to material information about us before he acquired his warrant.

          In October, 2001, we granted to Barry Alexander, a "sophisticated" investor, a warrant to purchase 75,000 shares of our common stock at a price of $1.00 for a period of three years. The warrant was granted for miscellaneous services rendered and valued at $18,750, based on the difference between the exercise price and 50% of the average bid price of our common stock on the date of grant. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. Mr. Alexander had access to material information about us before he acquired his warrant.

          In October, 2001, we granted to Glenn Michael Financial, an accredited investor, a warrant to purchase 500,000 shares of common stock at a price of $2.00 per share for a period of 18 months. The warrant was issued as partial consideration for various consulting services valued at $75,000, as discussed above. Nominal value was ascribed to these warrants as the average bid price of our common stock on the date of issuance was approximately 25% less than the exercise price of the warrants.
          We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

          In October, 2001, we granted to David Goldstein, a "sophisticated" investor, a warrant to purchase 20,000 shares of our common stock at a price of $0.25 per share, for a period of three years. The warrant was granted in consideration of various services related to working partnerships and relationships with others. It was valued at $10,000, based upon the average bid price of our common stock being that amount in excess of the exercise price on the date of the grant. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. Mr. Goldstein had access to material information about us before he acquired his warrant.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     Over the next 12 months we plan to continue on our new business direction focusing our efforts on speech recognition programmers and businesses interested in incorporating and utilizing speech recognition in their companies. We plan to continue to expand our efforts in attracting speech recognition programmers and companies to use our VoiceTools as well as our customized programming and consulting services through the leads we generate by distributing our Voice Tools product as a free 30 day trial. Currently, our Voice Tools have been downloaded 30,000 times through linking agreements we have with CNET, Microsoft, IBM, and ZDnet as well as through sponsored links on most popular search engines such as AOL, MSN, YAHOO, Google, Excite, Lycos, etc.

     We plan to grow our revenues after years of operating as a development company through:

     *    The expansion of our distribution of our Voice Tools

     *    Adding more sales personnel to our consulting division

     *    Adding more programmers to our custom development division

     * Growing marketing efforts for our EnvoxDevelopers.com joint venture

     * Cross selling our Voice Tools, Consulting Packages, Technical Support Packages and Commercial Distribution Licenses to the customers generated by lead through the download of our Voice Tools.

     In order to fund operations the company plans to raise $2.0M in equity capital. This will be sufficient to cover intended operations until cash flow reaches a level where the company can fund operations internally. We plan to conduct a private placement of our stock but we can not guarantee that we will be successful in these efforts. In addition, we have to get Maricopa's consent if we want to sell over 500,000 shares in any quarter. We can not assure you that Maricopa will consent. If it does not, we may not be able to raise sufficient funds to proceed with our plan of operations.

     Currently, we require approximately $65,000 per month to stay in operation. This is less than the $83,000 net cash used by operating activities in 2001, principally due to a reduction in the number of employees and related expenses.

     Our present cash on hand will last us only through the next two months. After that, we may have to curtail operations if we are not successful in our fund raising efforts. This could have a very adverse effect on our future prospects.

     Our Independent Auditor's Report contains a "going concern" qualification because we have not yet established profitable operations, have incurred significant losses since our inception, our current liabilities exceed our current assets at the time of their report and we had a stockholders' deficit at the time of their report. We still have yet to establish profitable operations and have and continue to incur losses on our operations, along with not having sufficient cash on hand for intended operations for the next 12 months.

Results of Operations.
----------------------

2001 Compared to 2000

     During 2001, the Company recorded revenues of $88,350, a decrease of $101,275 from $189,625 for 2000. The decrease in 2001 was due in large part to the Company's new focus on marketing its products to software programmers and businesses, rather than to a specific niche in the consumer market, which the Company had saturated. It had always been the Company's long term plan to focus on the business market once speech recognition accuracy was at a high enough level to attract corporate spending and the company feels the new focus will provide for much greater growth prospects in the long term by focusing its marketing efforts on this larger market. Furthermore, management of the company spent significant time with the reorganization which resulted in Wizzard becoming a publicly traded company as well as the acquisition of Speech Systems. Sales and marketing efforts have not yet increased revenues as a result of a new product launched in late November, acquired and updated in the acquisition of Speech Systems. We believe that while the reorganization and acquisition had a negative effect on revenue, they better position the company for its future operational plans.

     During 2001, the Company recorded selling expenses of $46,481, a decrease of $227,742 from $274,223 for 2000. The company attributes this decrease directly to the afore mentioned change in customer focus from marketing its IVA product to the consumer market to marketing new products and services to software programmers and businesses. Additionally, the company reduced its sales staff and sales efforts during the reorganization and acquisition periods. This reduction in selling expenses was a planned event by management in its efforts to decrease costs and focus on potentially more profitable segments of the speech industry.

     During 2001, the Company incurred $288,012 in interest expenses versus $47,244 interest expenses a year ago. This was in large part do to $250,000 in non-cash interest expenses related to the beneficial conversion features attributed to the 8% convertible loan by Maricopa.

Liquidity and Capital Resources.
--------------------------------

     At December 31, 2001, the Company had working capital deficit of $69,885, a decrease of $613,822 from December 31, 2000. Management does not believe this level of capital is sufficient to fund ongoing operations and plans to issue common stock to raise capital to cover ongoing operations. There is no guarantee the company will be successful in raising additional funds.

     During 2001, the Company incurred $891,744 in non-cash expenses versus $44,500 non-cash expenses a year ago. This was due in large part to the company paying for consulting and other types of services with stock. Management felt that during the year 2001 it was prudent to conserve cash and use the company's newly public stock as a means to pay for services.

     During 2001, the Company used $595,821 in net cash for operations versus $1,176,342 a year ago. This was due to a reduction in operational expenses as well as the ability for the company to use its stock to pay for services.

     During 2001, the Company raised $671,500 through the issuance of stock versus $412,600 in the prior year. The Company received 250,000 in proceeds from a 8% convertible loan by Maricopa. The Company was able to reduce a $750,000 long term obligation through the cash payment of $255,000 and the issuance of 495,000 shares of common stock valued at $1.00.

     On May 22, 2001, the Company purchased all of the issued and outstanding shares of Speech Systems, Inc., with all of the rights, interest, title patents, trademarks and trade secrets of the speech recognition software ActiveX Voice Tools, through the issuance of 500,000 shares of the Company's common stock valued at $500,000. As a result of the acquisition the Company recorded $500,000 in intangible assets being amortized over five years.

Safe Harbor Statement.
----------------------

     Statements made in this Form 10?KSB which are not purely historical are forward- looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the speech recognition software industry, our ability to continue to develop products acceptable to that industry, our ability to retain our business relationships, and our ability to raise capital and the growth of the speech recognition software industry, and
(ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the casino industry, the development of products that may be superior to the products offered by the Company, demand for financial services, competition, changes in the quality or composition of the Company's products, our ability to develop new products, our ability to raise capital, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 2001, and December 31, 2000

          Independent Auditors Report

          Balance Sheet - December 31, 2001

          Statements of Operations from Inception on January 26, 1998 through December 31, 2001 and the Years ended December 31, 2001 and 2000

          Statements of Stockholders' Equity January 26,
          1998 to December 31, 2001

          Statements of Cash Flows from Inception
          January 26, 1998 to December 31, 2001
          and the Years Ended December 31, 2001 and 2000

          Notes to Financial Statements

                    WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                          (Formerly Balanced Living, Inc.)
                        CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

                  WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                        (Formerly Balanced Living, Inc.)



                                 CONTENTS

                                                                   PAGE


Independent Auditors' Report                                        1

Consolidated Balance Sheet, December 31, 2001                       2

Consolidated Statements of Operations, for the years
 ended December 31, 2001 and 2000                                   3

Statement of Stockholders Equity for the years
 ended December 31, 2001 and 2000                               4 - 5

Consolidated Statements of Cash Flows, for the years
 ended December 31, 2001 and 2000                               6 - 7

Notes to Consolidated Financial  Statements                     8 - 16

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
WIZZARD SOFTWARE CORPORATION
(Formerly Balanced Living, Inc.)
Pittsburgh, Pennsylvania 15213

We have audited the accompanying consolidated balance sheet of Wizzard Software Corporation, (formerly Balanced Living, Inc.) and subsidiary as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wizzard Software Corp. as of December 31, 2000, were audited by other auditors whose report dated February 19, 2001 expressed an unqualified opinion on those statements.


We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Wizzard Software Corporation, (formerly Balanced Living, Inc.) and subsidiary as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has not yet established profitable operations, has incurred significant losses since its inception has current liabilities in excess of current assets and has a stockholders' deficit.
These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



February 12, 2002, except for Note 13
as to which the Date is April 12, 2002
Salt Lake City, Utah


                WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                      (Formerly Balanced Living, Inc.)

                      CONSOLIDATED BALANCE SHEET

                               ASSETS

                                                              December 31,
                                                               2001

CURRENT ASSETS:
  Cash in bank                                            $    28,976

  Accounts receivable                                           2,000

  Inventory                                                    28,541

  Prepaid expenses                                             19,417
                                                           ----------
    Total Current Assets                                      78,934
                                                           -----------

PROPERTY & EQUIPMENT, net                                    133,109
                                                           -----------
OTHER ASSETS:

  Intangible assets, net                                     505,201

  Deposits                                                     2,000
                                                           -----------

    Total Other Assets                                       507,201
                                                           -----------
                                                           $ 719,244
                                                           -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                         $  53,978

  Accrued expenses                                            69,765

  Loans payable   related party                               25,076
                                                                  -
                                                           -----------

   Total current liabilities                                 148,819
                                                           -----------

LONG  TERM OBLIGATIONS:

  Convertible Notes Payable                                  235,000
                                                           -----------

     Total long term liabilities                             235,000
                                                           -----------
                                                             383,819
                                                           -----------

STOCKHOLDERS' EQUITY:

  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, no shares issued and outstanding                   -

  Common stock, $.001 par value, 100,000,000 shares
   authorized,17,113,083 shares issued and outstanding        17,113

  Capital in excess of par value                           4,900,606

  Retained Deficit                                        (4,582,294)
                                                           -----------
    Total Stockholders' Equity                               335,425
                                                           -----------
                                                          $  719,244
                                                           -----------

The accompanying notes are an integral part of this consolidated financial statement.


               WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                     (Formerly Balanced Living, Inc.)

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Years Ended
                                                          December 31,
                                                  2001              2000
                                                 -----             -----

  NET SALES                                      $    88,350    $   189,625

COST OF GOODS SOLD                                   136,864         67,874
                                                 ------------    -----------

  Gross Profit (Loss)                                (48,514)       121,751
                                                  -----------    -----------

EXPENSES:
  General and administrative                       1,290,262      1,182,527

  Selling expenses                                    46,481        274,223
                                                 ------------    -----------
    Total Expenses                                 1,336,743      1,456,750
                                                 ------------   ------------

LOSS FROM OPERATIONS                              (1,385,257)    (1,334,999)
                                                 ------------    -----------

OTHER INCOME (EXPENSE):
  Other income                                         1,917          1,573

  Interest expense                                  (288,012)       (47,244)
                                                 ------------    -----------
    Total Other Income (Expense)                    (286,095)       (45,671)
                                                 ------------    -----------
LOSS BEFORE INCOME TAXES                          (1,671,352)    (1,380,670)

CURRENT TAX EXPENSE                                       -              -

DEFERRED TAX EXPENSE                                      -              -
                                                 ------------    -----------
NET LOSS                                        $ (1,671,352)   $(1,380,670)
                                                 ------------    -----------
LOSS PER COMMON SHARE                           $       (.10)   $      (.08)
                                                 ------------    -----------


The accompanying notes are an integral part of these consolidated financial statements.


                         WIZZARD SOFTWARE CORPORATION
                        (Formerly Balanced Living, Inc.)

                   STATEMENT OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                                                      Deficit
                                                                   Accumulated
                                   Common Stock                     During the
                              ---------------------   Paid in      Development
                             Shares          Amount   Capital          Stage
                             ------          ------   -------      -----------

BALANCE, December 31, 1999     13,508,859   $ 13,509  $ 1,918,290 $(1,530,272)

Shares returned and
 canceled upon
 recission of
 Merger with Abacus
 Software Services, Inc.        (149,133)       (149)      (1,343)         -

Issuance of stock for
 Cash, at $1.50 to $3.50
 per share,                      220,746         220      412,380          -

Issuance of  stock for
 legal services,
 at $1.11 per share               40,000          40       44,510          -

Net loss for the year
 ended December 31, 2000              -           -            -   (1,380,670)
                             ------------   --------- ------------ -----------

BALANCE, December 31, 2000    13,620,472    $ 13,620  $ 2,373,837 $(2,910,942)

Effect of recapitalization
 of the subsidiary,
 January, 2001                 1,996,951       1,998       (6,406)         -

Shares of Wizzard Software
 Corp. a Delaware
 corporation not converted
 in re-capitalization
 resulting in a non
 controlling interest           (215,641)       (216)         216          -

Issuance of stock for Cash,
 February through
 May , 2001 at $1.00
 per share, net of offering
 Costs of $66,527                671,500         672      604,301          -

Issuance of warrants to
 purchase 60,000 shares of
 common stock  at $1.00 per
 share February, 2001                 -           -         6,441          -

Issuance of stock for prepaid
 advertising services,
 May, 2001 at $1.00 per share    350,000         350      349,650          -

Issuance of shares upon
 the conversion
 of notes payable, at
 $1.00 per share  May, 2001      495,000         495      494,505          -

Issuance shares to acquire
 Speech System, Inc.
 valued at $500,000 or
 $1.00 per share. May, 2001      500,000         500      499,500          -

Issuance of warrants to
 purchase 540,000 shares
 of common stock at $1.00
 per share for return of
 532,500 shares of
 common stock, which the
 company immediately
 canceled.                     (532,500)       (533)         533          -

Issuance of warrants to
 purchase 500,000 shares of
 common stock  at $2.00 per
 share August, 2001                   -           -        99,243          -

Issuance of stock for
 consulting services,
 September, 2001 at $.835
 per share                       100,000         100       83,400          -

Issuance of stock for
 consulting services,
 September, 2001 at
 $.835 per share                   7,143           7        5,957          -

Consideration for the
 beneficial conversion
 feature on the $250,000
 convertible note,
 September, 2001                      -           -       250,000          -

Stock Issued upon
 conversion of $15,000
 of a note payable and
 accrued interest of
 $208 October, 2001               30,416          30       15,178          -

Issuance of stock for
 legal and consulting
 services, October, 2001,
 at $.75  per share               72,000          72       53,928          -

Issuance of warrants to
 purchase 115,000 shares of
 common stock  at prices
 ranging from $.25 per share
 to $.75 per share
 October, 2001                        -           -        56,660          -

Issuance of stock for
 legal services,
 November, 2001,
 at $.79 per share                16,247          16       12,819          -

Issuance of  stock
 for legal services,
 December, 2001,
 at $.57 per share                 1,495           2          844          -

Net loss for the year
 ended December 31, 2001              -           -            -   (1,671,352)
                             ------------   --------  ------------ -----------
BALANCE, December 31, 2001    17,113,083      17,113    4,900,606  (4,582,294)
                             ------------   --------  ------------ -----------


The accompanying notes are an integral part of these consolidated financial statements.


                WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                     (Formerly Balanced Living, Inc.)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     For the Years Ended
                                                        December 31,
                                                   ----------------------
                                                   2001          2000
                                                   ----          ----

Cash Flows from Operating Activities:

  Net loss                                        $(1,671,352)  $ (1,380,670)

  Adjustments to reconcile net loss to
   net cash used by operating activities:

    Non-cash revenue                                   (1,917)            -

    Non-cash expenses                                 914,447         44,550

    Depreciation and amortization expense             107,544         40,863

    Change in assets and liabilities:

      (Increase) in accounts receivable                (1,584)          (416)

      Decrease in Inventory                            92,482         15,481

      (Increase) in prepaid expenses                  (19,132)          (285)

      Increase (decrease) in accounts payable         (41,159)        29,488

      Increase in accrued expense                      24,850         74,647
                                                  -------------  ------------

        Total Adjustments                           1,075,521        204,328
                                                  -------------  ------------
     Net Cash Provided (Used) by
      Operating Activities                           (595,821)    (1,176,342)
                                                  -------------  ------------
Cash Flows from Investing Activities:
  Purchase of property & equipment                    (21,396)       (44,832)

  Payments for intangible assets                           -          (8,265)

  Refund of deposits                                       -             973

  (Increase) in notes receivable                      (33,000)       (31,310)
                                                   ------------   -----------

Net Cash (Used) by Investing Activities               (54,396)       (83,434)
                                                   ------------   -----------
Cash Flows from Financing Activities:
  Issuance of common stock                            671,500        411,108

  Payment of stock offering costs                     (66,527)            -

  Payments on long-term obligation                   (255,000)            -

  Proceeds from long-term obligation                  250,000        750,000

  Proceeds from note payable - related party           46,077             -

  Payments on note payable - related party            (21,000)          (854)
                                                   ------------   -----------
Net Cash Provided by Financing Activities             625,050      1,160,254
                                                   ------------   -----------
Net Increase (Decrease) in Cash                       (25,167)       (99,522)

Cash at Beginning of Period                            54,143        153,665
                                                   ------------   -----------

Cash at End of Period                             $    28,976    $    54,143
                                                   ------------   -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                      $    24,582    $        -

    Income taxes                                  $        -     $        -


Supplemental Schedule of Noncash Investing and Financing Activities:

For the Year Ended December 31, 2001:

     The Company cancelled 215,641 shares of common stock related to the reverse acquisition.

     The Company issued 1,996,951 shares of common stock in February 2001 and recorded $4,410 in non-cash expense related to the reverse acquisition.

     The Company issued 495,000 shares of stock in payment of notes payable of $495,000, or $1.00 per share.

     The Company issued 500,000 shares of common stock to acquire Speech Systems, Inc. valued at $500,000, or $1.00 per share.

     The Company issued 96,885 shares of common stock for consulting services valued at $73,039, at prices ranging from $.57 to $.79 per share

     The Company sold a convertible note in the amount of $250,000. Because the conversion price was below the market price of the common stock, a beneficial conversion feature of $250,000 was recognized and recorded as interest expense in the current year. The Company issued 30,000 shares of common stock for the conversion of $15,000 of the convertible notes payable, or $.50 per share. The Company also converted $208 of accrued interest into 416 shares of common stock, or $0.50 per share.

     The Company granted warrants to purchase 175,000 shares of common stock at prices ranging from $.75 to $1.00 per share. The fair value of $63,100 related to these warrants was expensed and offset against additional paid in capital.

     The Company issued 450,000 shares of common stock and warrants to purchase 600,000 shares of common stock at $2.00 per share, for prepaid consulting services valued at $532,743.

     The Company issued warrants to purchase 540,000 shares of common stock at $1.00 per share in exchange for 532,500 shares of common stock. The Company immediately canceled the common stock.

     The Company received a memorandum of understanding with Microsoft recorded as an intangibles assets in lieu of payment on notes receivable of $64,310 and related accrued interest of $1,917.

For the Year Ended December 31, 2000:
     The Company issued 40,000 shares of common stock for professional services valued at $44,550.

The accompanying notes are an integral part of these consolidated financial statements.

              WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                     (Formerly Balanced Living, Inc.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Wizzard Software Corporation (Formerly Balance Living, Inc.)[Parent] a Colorado corporation, was organized on July 1, 1998. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Wizzard Software Corp. [Subsidiary], was incorporated on February 29, 1996 under the laws of the State of Delaware. The Company engages primarily in the development, sale, and service of custom and packaged computer software products.

     On February 7, 2001, the Company completed the Plan of Reorganization and Stock Exchange agreement, wherein, Parents acquired 96% of the common
     stock of the subsidiary.   The merger was accounted for as a
     recapitalization of the Subsidiary, wherein Subsidiary became a 96% owned subsidiary of the Parent.

     On May 22, 2001 the Company purchased all of the issued and outstanding shares of Speech Systems, Inc. in a transaction accounted for as a purchase.

     Consolidation - The financial statements presented reflect the accounts of Wizzard Software Corporation, Wizzard Software Corp., and Speech Systems, Inc. as of December 31, 2001. All significant inter-company transactions between the parent and subsidiary have been eliminated in consolidation.

     Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash balance at one financial institution located in Pittsburgh, Pennsylvania. At December 31, 2001, the Company had no uninsured cash balances.

     Inventory - Inventory consists of software and related products and is carried at the lower of cost or market.

     Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets of five years to thirty nine years.

     Intangible assets - Intangible assets consist of the rights, interest, title patents, trademarks and trade secrets of the speech recognition software ActiveXvoice Tools, purchased in the acquisition of Speech Systems, Inc., purchased rights to a Merchant Operating Understanding for the distribution of the Company's products and domain name registration and are being amortized over two to five years on a
     straight-line basis.   Amortization expense of $69,059 and $2,739 was
     recorded for the periods ended December 31, 2001 and 2000 and has been included in cost of goods sold.

     Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at December 31, 2001.

               WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                     (Formerly Balanced Living, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company sells packaged and custom software products and related voice recognition product development consulting. Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software
     has been shipped.   Revenue is recognized, net of discount and
     allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at December 31, 2001 and 2000 amounted to $0 and $0, respectively. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.
     Such items are included in net revenues and amounted to $6,800 and $600 at December 31, 2001 and 2000, respectively.

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

     Advertising Costs - Advertising and marketing costs are expensed as incurred and amounted to $46,481 and $274,223 for the period ending December 31, 2001 and 2000.

     Accounting Estimates   The preparation of financial statements in
     conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

                      WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                           (Formerly Balanced Living, Inc.)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Enacted Accounting Standards   Statement of Financial Accounting
     Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of
     Financial Assets and Extinguishments of Liabilities   a replacement of
     FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144,
     "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. The Company will fully apply SFAS No. 142 during the 2002 fiscal year. If SFAS No. 142 and 144had been applied to all periods presented, the company believes their effect on the financial statements
     would not have been significant.   SFAS No. 140, 141 and 143 have no
     current applicability to the Company or their effect on the financial statements would not have been significant.

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

     As of May 22, 2001, the Company purchased all of the issued and outstanding shares of Speech Systems, Inc., with all of the rights, interest, title patents, trademarks and trade secrets of the speech recognition software ActiveX Voice Tools, through the issuance of 500,000 shares of the Company's common stock valued at $500,000. As a result of the acquisition the Company recorded $500,000 in intangible assets which are being amortized over five years.

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                   (Formerly Balanced Living, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORY

     The following is a summary of inventory at December 31, 2001:


                                                          2001
                                                       ----------

Raw Materials                                         $    28,541
                                                      -----------
                                                      $    28,541
                                                      -----------

     The Company does not estimate that an allowance for slow moving or obsolete inventory was necessary at December 31, 2001:

NOTE 4 - PROPERTY & EQUIPMENT

     The following is a summary of property and equipment at December 31, 2001:

                                                          2001
                                                       ----------

       Furniture, fixtures and equipment              $  200,940
       Leasehold improvements                             36,482
       Software                                           39,202
                                                      ----------
                                                         276,624
       Accumulated Deprecation                          (143,515)
                                                      -----------
       Property & Equipment, net                      $  133,109
                                                      -----------

     Depreciation expense for the year ended December 31, 2001 and 2000 was $38,464 and $31,652, respectively.

NOTE 5 - INTANGIBLES

     The following is a summary of intangibles at December 31, 2001:

                                                          2001
                                                       ------------
       Active X Voice Tools Software                   $ 500,000
       Trademarks, patents, website registrations         10,772
       Memorandum of Understanding                        66,227
                                                       ------------
                                                         576,999
       Accumulated amortization                          (71,798)
                                                       ------------
       Intangibles, net                                $  505,201
                                                       ------------

     Amortization expense for the year ended December 31, 2001 and 2000 was $69,059 and $476, respectively and has been included in cost of goods sold.

                     WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
                        (Formerly Balanced Living, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -  NOTE RECEIVABLE

     During the three months ended March 31, 2001 and December 31, 2000 the Company signed four separate unsecured notes with Speech Solutions, Inc. totaling $63,000, including accrued interest of $3,227. Interest was 12.5% per annum compounded monthly. Principle and interest were payable to the Company on demand. During May, 2001, the Company agreed to release Speech Solutions, Inc. of the note and related accrued interest for rights and benefits of a Merchant Operating Understanding in regards to developing and distributing speech tools to be transferred to the Company. The Memorandum of Understanding was recorded as a intangible asset and will be amortized over its estimated useful life of five years.

Note 7 - NOTES PAYABLE

     Bridge loan - On May 8, 2001 the Company issued 495,000 shares of Common stock upon the conversion of the $495,000 remaining principal balance on a financing agreement with Salvage Holdings, Inc. Principal and interest were due on August 10, 2001. Interest was calculated at 12.5% per annum. As additional consideration, the Company issued warrants to purchase 65,000 shares of the Company's common stock at $1.25 per share expiring August 10, 2005. As of December 31, 2001, the Company has accrued $63,652 in interest on this note payable.

     Convertible Note Payable - On September 14, 2001, the Company sold a Series 2001-A 8% convertible note of the Company in the amount of $250,000, with a maturity date of August 1, 2011. The Note is convertible in to the Company's common stock at the lessor of $.50 per share or 75% of the closing bid price. During the year ended December 31, 2001, $15,000 of the note with related accrued interest of $208 was converted into 30,416 shares of common stock. As the conversion price was below the fair value of the common stock on the date issued the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $250,000 discount on the note. The discount is recorded as interest expense on September 14, 2001 as the note is immediately convertible. As of December 31, 2001, the balance of the note is $235,000 with related accrued interest payable of $5,563.

     Related Party Note Payable - During the year ended December 31, 2001, a shareholder loaned the Company $46,076. The demand note is unsecured and accrues interest at 5% per annum. As of December 31, 2001, a balance of $25,076 remained outstanding on the note with related accrued interest of $604.

NOTE 8 -  CAPITAL STOCK

     Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value. As of December 31, 2001, no shares were issued and outstanding.

                  WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
                       (Formerly Balanced Living, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -  CAPITAL STOCK (Continued)

     Common stock - On February 7, 2001, the Company completed the Plan of Reorganization and Stock Exchange agreement, through the issuance 13,404,831 restricted shares of Parents common stock for 96% of Subsidiary or 13,049,000 of 13,620,472 shares outstanding at December 31, 2000. The merger was accounted for as a recapitalization of the Subsidiary, wherein Subsidiary became a 96% owned subsidiary of the Parent. In connection with the agreement, 3,725,000 shares of the parent's common stock were contributed back and cancelled. The Company also amended it's articles of incorporation to increase the authorized number of common shares to 100,000,000, to effect a 1.65 to 1 forward stock split and to change the name of the Company to Wizzard Software Corporation. The effect of the stock split has been reflected for all periods presented in these consolidated financial statements.

     The Company issued 671,500 restricted shares of the Company's common stock at $1.00 per share under a confidential private offering of Common Stock for proceeds of $671,500 net of offering cost of $66,527

     As of May 22, 2001, the Company purchased all of the issued and outstanding shares of Speech Systems, Inc. through the issuance of 500,000 restricted shares of the Company's common stock valued at $500,000. The restricted shares were valued equal to the $1.00 ask price of restricted shares sold in the private placement.

     On May 8, 2001 the Company issued 495,000 restricted shares of Common stock upon the conversion of the $495,000 remaining principal balance of a bridge loan agreement with Salvage Holdings, Inc.

     During May 2001, the Company recorded $350,000 non-cash investor relations expense related to the Company entered into a one year investor relations agreement through the issuance of 350,000 restricted shares of common stock valued at $1.00 per share. The restricted shares were valued equal to the $1.00 ask price of restricted shares sold in the private placement.

     During May 2001, the Company issued warrants to purchase 540,000 shares of common stock at $1.00 per share, for the return of 532,500 shares of the common stock. The Company immediately cancelled the shares of common stock returned.

     During September, 2001, the Company issued 100,000 restricted shares common stock valued at $.835 per share and warrants to purchase 500,000 restricted shares of common stock at $2.00 per share with a fair value of $.1985 per warrant, for consulting services valued at $182,643. The restricted stock issued was valued at the closing bid less 50% attributable to the transferability restrictions of the stock.

     During September, 2001, the Company issued 7,143 restricted shares of common stock at $.835 per share, for consulting services valued at $5,964. The restricted stock issued was valued at the closing bid less 50% attributable to the transferability restrictions of the stock.

     During the year ended December 31, 2001, the Company issued 30,416 restricted shares of the Company's common stock upon conversion of $15,000 in notes payable and $208 in related accrued interest.

             WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
                   (Formerly Balanced Living, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -  CAPITAL STOCK (Continued)
     During October, 2001, the Company issued 72,000 restricted shares of stock for $54,000 in consulting, legal and printing services. The restricted stock was valued at the closing bid less 50% attributable to the transferability restrictions of the stock.

     During November, 2001, the Company issued 16,247 restricted shares of common stock for $12,835 in legal services. The restricted stock issued was valued at the closing bid less 50% attributable to the transferability restrictions of the stock.

     During December, 2001, the Company issued 1,495 restricted shares of common stock for $846 in legal services. The restricted stock issued was valued at the closing bid less 50% attributable to the transferability restrictions of the stock.

     During the year ended December 31, 2000, the Corporation issued 220,746 restricted shares of common stock as a result of private offering. In consideration for these shares, the Corporation received $412,600.

     During the year ended December 31, 2000 the Company issued 40,000 restricted shares of common stock in exchange for services valued at $44.550.

     During the year ended December 31, 2000, the Company rescinded the merger entered into with Abacus Software Services, Inc. during 1999. As a result of the rescission the Company made a one-time payment of $3,000 and received back 149,133 shares of common stock for cancellation.

     Warrants - As of December 31, 2001, the Company had outstanding 1,788,076 warrants to purchase shares of common stock, which consisted of the following:

     The Company granted warrants to purchase 408,076 shares of common stock at $1.50 per share, expiring August 6, 2002 through January 1, 2004, for services rendered in connection with the Company's private placement offering. As of December 31, 2001, none of these warrants have been exercised. The fair value of these warrants has been offset against additional paid in capital.

     The Company granted warrants to purchase 540,000 shares of common stock at $1.00 per share, expiring through August 6, 2003 in connection with the return of 532,500 shares of common stock, which was cancelled by the Company.

     The Company granted warrants to purchase 60,000 share of common stock for legal services valued at $6,441, at $1.00 per share.

     The Company granted warrants to purchase 600,000 shares of common shares of the Company at $2.00 per share, in connection with an public relations and consulting contracts and recorded $99,243 in consulting expense.

     The Company granted warrants to purchase 115,000 shares of common stock at prices ranging from $.25 to $1.00 per share, expiring through October 18, 2004 in connection with consulting contract and recorded $56,660 in consulting expense.

     In August 2000, the Company granted warrants to purchase 65,000 shares of common stock at $1.25 per share.

     During the year ended December 31, 2001, no warrants were exercised, forfeited, or cancelled

              WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
                     (Formerly Balanced Living, Inc.)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -  INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The
     Company has available at    December 31, 2001 operating loss
     carryforwards of approximately $4,100,000 which may be applied against future taxable income and which expires in various years through 2021.

     The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $1,400,000 as of December 31, 2001, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2001 is approximately $400,000.

NOTE 10 - OPERATING LEASES

     The Company leases office space under an operating lease agreement, which calls monthly payments of $2,000 and expires on June 30, 2003. The Company's future minimum rental under this operating lease amounts to $36,000 at December 31, 2001. Rent expense for the year ended December 31, 2001 was $24,000.

NOTE 11 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the years ended December 31,:

                                                    2001           2000
                                                   ------         ------

  Earnings (loss) from continuing operations
  available to common shareholders (numerator)   $(1,671,352)  $(1,380,670)
                                                 ------------  ------------

  Weighted average number of common
  shares outstanding during the period
  used in loss per share  (denominator)           16,626,762    16,469,475
                                                 ------------  ------------

     At December 31, 2001, the Company had 1,788,076 warrants outstanding to purchase common stock of the Company at $.25 to $2.00 per share
     (See Note 8) and a convertible note payable wherein the holder could convert the note into a minimum of 470,000 shares of common stock (See
     Note 7), which were not included in the loss per share computation because their effect would be anti-dilutive.

                  WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
                         (Formerly Balanced Living, Inc.)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses from inception, has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings and by substantially increasing sales. There is no assurance that the Company will be successful in achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 13-  SUBSEQUENT EVENTS

     On March 26, 2002 and April 12, 2002, the Company borrowed from shareholders of the Company's $44,500 and $46,140, respectively. These notes are payable on demand and accrue interest at a rate of prime plus 1%.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     On or about May 7, 2001, our Board of Directors engaged Murphy & Murphy, Certified Public Accountant, of Clinton, Maryland, to audit our financial statements.

     The only reason for the change of accountants was the completion of the Wizzard Delaware reorganization because Murphy & Murphy were the independent certified accountants for Wizzard Delaware prior to the completion of this reorganization.

     The engagement of Murphy & Murphy was not accepted by Murphy & Murphy because that firm has determined that it does not desire to engage in auditing services for publicly held companies; accordingly, Pritchett, Siler & Hardy, Certified Public Accountants, of Salt Lake City, Utah, who audited the financial statements of the Company for the years ended December 31, 2000 and 1999, have been reinstated as the Company's auditors.

     The Company may continue its search for auditors whose business location is closer to the principal executive offices and the location where its principle business operations are conducted in Pittsburgh, Pennsylvania.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all of our directors and executive officers as of December 31, 2001.


Directors and Executive Officers.
---------------------------------

                                               Date of          Date of
                            Positions         Election or      Termination
  Name                      Held              Designation      or Resignation
  ----                      ----              -----------      --------------
Christopher J.        Director and President  2/07/01              *
Spencer               Treasurer              12/17/10              *

Armen Geronian        Director and Assistant  2/07/01              *
                      Secretary

Gordon Berry          Director                2/07/01              *

Alan Costilo          Director                6/04/01              *

               *  Presently serving in these capacities.

Term of Office.
---------------

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

Business Experience.
--------------------

          The following is a brief description of the names, positions, ages and business background of the present directors and executive officers of the
Company:

Christopher J. Spencer.
-----------------------

     Mr. Spencer, age 32, has served as our Chief Executive Officer, President and as a director of Wizzard since February 7, 2001, and of our subsidiary, Wizzard Delaware, since its formation in 1995. Mr. Spencer has been responsible for our overall direction since our inception and has been instrumental in leading us to our current position in the speech recognition industry. In an online poll conducted by Speech Technology magazine, Mr. Spencer was recently recognized as one of 20 top visionaries in the speech recognition industry. The poll was targeted to the speech recognition professionals who read the magazine; poll responses were monitored to ensure that employees of a nominee's company could not vote for that nominee.
Through Mr. Spencer's efforts, we have successfully obtained financing of approximately $3,600,000 to date. These funds have helped us complete the development of our IVA product and our variety of programming tools. Mr. Spencer also sits on the Board of Directors of Cennoid Technologies, a software company that develops encryption and compression software for the Internet.

     From 1994 until 1996, Mr. Spencer founded and worked for ChinaWire, Inc., a high-technology company engaged in financial remittance between international locations and China. Mr. Spencer's efforts were responsible for ChinaWire's exclusive contract with the Ministry of Posts and Telecommunications of the People's Republic of China. Mr. Spencer was also responsible for raising over $3,500,000 for the venture.

     Mr. Spencer worked for Lotto USA, Inc. from 1992-1994, where he was founder and Chief Executive Officer for the Pennsylvania computer networking company. Besides assisting in designing the technology, Mr. Spencer helped Lotto USA implement an additional $1.00 service charge for every out-of-state lottery ticket sold in the State of Pennsylvania, which substantially increased the revenues of this company.

     From 1990 until 1992, Mr. Spencer worked for John Valiant, Inc., and was responsible for business concept development and obtaining financing. Mr. Spencer's efforts combined an effective advertising/promotions campaign with proper timing in the young adult/college restaurant/nightclub market. John Valiant was sold for a profit in 1992 after successfully operating three revenue-generating divisions.

     Mr. Spencer attended West Virginia University from 1987-1990.

Armen Geronian.
---------------

     Mr. Geronian, age 33, co-founded and has served as Chief Technical Officer, Assistant Secretary, and a director of Wizzard Delaware since its inception and of Wizzard since February 7, 2001. Mr. Geronian has spearheaded the development of our IVA product, and is responsible for all of our technical decisions regarding the software code and other attributes of our products and services.

     Mr. Geronian has extensive software development knowledge and experience. In 1995, he created custom software for an industrial furnace control company. In 1994, Mr. Geronian was the lead developer of a money transfer service software system for ChinaWire, Inc.; he also created custom software packages for warehouse inventory, a project which included over fifteen large databases for reporting, accounts payable/receivable, and complete auditing control functions.

     In 1993, Mr. Geronian helped create a custom software package for medical claims processing that provided communications between offices and System One. >From 1988 until 1992, Mr. Geronian was part of a large project developing accounting, economic development and financial software to be sold to several large Russian corporations. In 1988, he was engaged in software development for the Russian version of Novell, designed to assist students in math and statistics.

     Mr. Geronian received his B.S. in Computer Science from the University of Moscow in 1990.

Gordon Berry.
-------------

     Mr. Berry, age 62, has served as a director of Wizzard since February 7, 2001, and of Wizzard Delaware since 1997. Mr. Berry is involved in all of our business, corporate and financial decisions, serving as a guide and counsel for the executive officers and Board of Directors. Since 1990, Mr. Berry has been a consultant to a variety of businesses, assisting them in the areas of sales, marketing and strategic planning. From 1985-1990, Mr. Berry was Vice President of Sales/Marketing for Champion Commercial Industry, a multi-division manufacturer of metal products, where Mr. Berry increased the firm's revenues by 60% while developing several new product lines.

     From 1980-1985, Mr. Berry was Vice President for Trundle Consultants, Inc., where he specialized in all areas of sales and marketing, dealing primarily with firms having sales of less than $100 million annually. From 1974-1979, Mr. Berry ran IMI, a sole proprietorship specializing in venture capital and business consulting. IMI was subsequently merged with Trundle Consultants Inc.

     From 1963-1974, Mr. Berry worked in manufacturing for Electric Products Company, and concluded his tenure as Division Manager and member of the Executive Committee.

     Mr. Berry attended Cornell University and received his Bachelor's degree in Industrial Management from Georgia Tech in 1962.

Alan Costilo.
-------------

     Dr. Costilo, age 51, was the President, CEO and founder of Speech Solutions, Inc., a Florida-based speech recognition software company, from 1993 until 2001. He was responsible for that company's overall business strategy, technical development and for developing vendor relationships. He also was responsible for the development of the ActiveX Voice Tools product, under three separate IBM development contracts, which was acquired by Wizzard Software in May 2001.

     From 1985-1993, Dr. Costilo practiced as a Doctor of Chiropractic Medicine in Philadelphia, Pennsylvania. During this period, he implemented computer office management systems; created office networks for doctors' insurance/business offices and treatment rooms; and developed an automatic progress notes software called ProNotes, which allowed for the easy creation of medical progress notes directly in the computer system using a digitizer board as interface and WordPerfect as the software environment. He used this product to develop ProNotes, Inc., the predecessor of Speech Solutions, Inc.

     From 1973-1994, he was the President of numerous seasonal retail establishments that operated profitably for 21 years, employing more than 30 people.

     He received his Doctor of Medicine and Surgery Degree from Universidad CETEC, Santo Domingo, in 1982; and his Doctor of Chiropractic Degree from Cleveland Chiropractic College, Kansas City, Missouri, in 1985.

Marc Lord, Strategic Advisory Board Member.
-------------------------------------------

     Marc Lord, age 38, currently works for AT & T's speech division. Prior to that, he had worked in Microsoft's speech product group (Speech.Net) since its formation, and has managed development and product integration for all Microsoft releases that employ speech technologies, including WindowsXP, OfficeXP, AutoPC, MS Agent, Encarta and Sidewinder. While serving as Program Manager for Voice Output Technologies at Microsoft, Mr. Lord drove product development for several major product releases that feature speech recognition and synthesis capabilities. He has managed Microsoft's key vendors, established partnerships and negotiated license agreements with numerous speech industry companies. In his fifteen-year software career, Mr. Lord has worked both in the U.S. and internationally and helped commercialize a number of cutting-edge technologies, including applications for multimedia language instruction, AI-based financial risk analysis, wearable digital photonics and browser-based training systems.

     He completed his undergraduate studies in International Business and Computer Science at Brigham Young University prior to attending the University of Washington for a Master's Degree in Business Administration.

     We added Mr. Lord to our strategic advisory board because of his experience in the speech recognition technology area. He was instrumental in obtaining our link between our web site and Microsoft's web site. He has also introduced our management to leaders in the industry and has used his experience to advise management on many industry matters. We plan to continue to use Mr. Lord's contacts in the industry to help us gain a higher profile.

David Morey, Strategic Advisory Board Member.
---------------------------------------------

     David Morey, age 46, is currently an Adjunct Professor of International and Public Affairs with Columbia University. He attended the Wharton Business School at the University of Pennsylvania in 1978 and did his graduate work at the Woodrow Wilson School of International Affairs in addition to receiving a Masters Degree from the London School of Economics. Currently, Mr. Morey is the CEO of DMG, Inc., a strategic and communications consultancy, and the Managing Partner of Core Strategy Group. Mr. Morey has assisted numerous foreign leaders and governments with election strategy, including Kim Dae Jung, Boris Yeltsin, and Corazon Aquino.

     Mr. Morey has helped us coin our tag line, "We make technology listen to you," and has introduced us to several potential customers. We plan to continue to use his public relations expertise in the future.

Strategic Advisory Board.
-------------------------

     We formed our strategic advisory board as a group of successful people with experience in speech recognition technology, brand building and public relations. We do not have any secrecy agreements with the board members, as they are not privy to technical information or trade secrets about our products. The board members are free to provide services to other companies in our industry. The strategic advisory board members have no written or specific duties to the Company. They use their expertise and contacts in the fields of speech recognition technology and branding and marketing to offer suggestions to the Company's management and to review branding and promotional materials that the Company has prepared. Management has found this assistance to be invaluable.

Family Relationships.
---------------------

     There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.
-----------------------------------------

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

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

          The following table shows the aggregate compensation that we have paid to directors and executive officers for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
Christopher 12/31/01  $ 43911   0     0       0       0       0      0 (1)
J. Spencer, 12/31/00  $101992   0     0       0       0       0      0 (1)
President,  12/31/99  $ 62992   0     0       0       0       0      0 (1)
Treasurer
and Director

Armen      12/31/01   $22500    0     0       0       0       0      0 (1)
Geronian   12/31/00   $60000    0     0       0       0       0      0 (1)
Asst. Sec. 12/31/99   $61000    0     0       0       0       0      0 (1)
and Director

Gordon     12/31/01   0         0   $22500(2) 0       0       0      $1500 (1)
Berry,     12/31/00   0         0   $24676(2) 0       0       0      $1500 (1)
Director   12/31/99   0         0   $ 8676(2) 0       0       0      $1500 (1)

          (1) Medical insurance is paid as part of Mr. Spencer's salary; Mr.
              Geronian gets his medical insurance paid; and Mr. Berry gets a $1,500 automobile allowance.

          (2) We paid these amounts to Mr. Berry as an independent contractor, rather than as an employee

Bonuses and Deferred Compensation.
----------------------------------

          None.

Compensation Pursuant to Plans.
-------------------------------

          None.

Pension Table.
--------------

          None.

Other Compensation.
-------------------

          None.

Compensation of Directors.
--------------------------

          None.

Employment Contracts.
---------------------

          None.

Termination of Employment and Change of Control Arrangements.
-------------------------------------------------------------

          None.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          Each of the Company's directors, executive officers and 10% owners have filed Form 3 Initial Statement of Beneficial Ownership with the Securities and Exchange Commission as follows:

       Christopher J. Spencer                 2/04/02
       Armen Geronian                         2/04/02
       Gordon Berry                           2/04/02
       Alan Costillo                          2/04/02
       Jack and Magee Spencer                 2/04/02
       Voice Recognition Investment, L.P.     2/06/02

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of this prospectus:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------

                                            Number of Shares     Percent
Name and Address          Title              Beneficially Owned  of Class
----------------          -----              ------------------  --------


Christopher J. Spencer    Director,           2,888,167          17.0%
2728 Bear Run Rd.         President and
Pittsburgh, PA 15237      Treasurer

Armen Geronian            Director and        2,889,194          17.0%
4346 Ludwick St.          Assistant
Pittsburgh, PA 15217       Secretary

Gordon Berry              Director              513,634           3.0%
4226 Stonehaven
So. Euclid, OH 44121

Alan Costilo              Director              403,000           2.4%
3557 Lakeview Drive
Delray Beach, FL 33445

All officers and directors
as a group (4 persons)                        6,693,995          39.4%

                         FIVE PERCENT STOCKHOLDERS
                         -------------------------

                                         Number of Shares        Percent
Name and Address            Title        Beneficially Owned      of Class(1)
----------------            -----        ------------------      -----------

Christopher J. Spencer (2)  Director       2,888,167             17.0%
2728 Bear Run Rd.           President
Pittsburgh, PA 15237        and Treasurer

Armen Geronian              Director and   2,889,194             17.0%
4346 Ludwick St.            Assistant
Pittsburgh, PA 15217         Secretary

Voice Recognition           Stockholder    3,431,078             20.2%
Investment, L.P.
812 Kenmore Rd.
Chapel Hill, NC 27514

Jack and Magee Spencer (2)  Stockholders   2,912,307             17.2%
8609 Beaver Pone Lane
Fairfax Station, VA 22039

Mark Savage (3)             Stockholder      969,823              5.7%
2000 South Plymouth Rd.                   ----------             -----
Suite 210
Minnetonka, MN 55305
                                Total:    13,090,569             77.1%

          (1) Based upon 16,975,533 outstanding shares. In addition, with respect to Mark Savage, assumes that 65,000 shares underlying Mr. Savage's warrants have been issued and are outstanding, though none of these warrants has been exercised.

          (2) Jack and Magee Spencer are the parents of Christopher J.
              Spencer.

          (3) Includes the holdings of Corporate Capital Management and Savage Holdings which are owned by Mark Savage. Of this figure, 65,000 shares are shares underlying warrants.

Changes in Control.
-------------------

     To our knowledge, there are no present arrangements or pledges of our securities which may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

     8-K Current Report dated February 7, 2001, filed on February 22, 2001 and amended on April 4, 2001.

     8-K Current Report dated April 17, 2001, filed on May 8, 2001 and amended on May 30, 2001.

     8-K Current Report dated May 22, 2001, filed on May 25, 2001 and amended on August 22, 2001.

     8-K Current Report dated August 28, 2001, filed on September 13, 2001

     8-K Current Report dated September 14, 2001, filed on October 1, 2001


Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Annual Report on Form 10-KSB for the year     Part I
ended December 31, 1999.**

Annual Report on Form 10-KSB for the year     Part I
ended December 31, 2000.**

          (ii)

Exhibit
Number               Description
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


                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       WIZZARD SOFTWARE CORPORATION



Date:  4/15/02                        By /s/ Christopher J. Spencer
      --------------                    -------------------------------------
                                         Christopher J. Spencer
                                         President


Date:  4/15/02                        By /s/ Christopher J. Spencer
      --------------                    -------------------------------------
                                         Christopher J. Spencer
                                         Treasurer


Date:  4/15/02                        By /s/ Christopher J. Spencer
      --------------                    -------------------------------------
                                         Christopher J. Spencer
                                         Director


Date:  4/15/02                        By /s/ Armen Geronian
      --------------                    -------------------------------------
                                         Armen Geronian
                                         Director


Date: 4-15-02                         By /s/ Alan Costilo
     ---------------                    -------------------------------------
                                         Alan Costilo
                                         Director