Form 10QSB
period 2002-03-31
WIZZARD SOFTWARE CORP /CO
filed 2002-05-20
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2002
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

                          424 Gold Way
                 Pittsburgh, Pennsylvania 15213
                 ------------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (412) 621-0902

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

                                  N/A
                                  ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              March 31, 2002

                          Common - 17,132,151 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

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

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

             UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2002

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY



                                   CONTENTS

                                                                 PAGE


- Unaudited Condensed Consolidated Balance Sheet,
    March 31, 2002                                                2

- Unaudited Condensed Consolidated Statements of
    Operations, for the three months ended
    March 31, 2002 and 2001                                       3

- Unaudited Condensed Consolidated Statements of Cash
    Flows, for the three months ended March 31, 2002
    and 2001                                                      4

- Notes to Unaudited Condensed Consolidated Financial
    Statements                                               5 - 10


                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                               March 31,
                                                                 2002


CURRENT ASSETS:

     Cash in bank                                            $     24,685
     Accounts receivable                                            6,800
     Inventory                                                     27,314
     Prepaid Expenses                                              17,660
                                                             ------------
      Total Current Assets                                         76,459
                                                             ------------
PROPERTY & EQUIPMENT, net                                         126,043
                                                             ------------
OTHER ASSETS:
     Intangible assets, net                                       476,504
     Deposits                                                       2,000
                                                             ------------
      Total Other Assets                                          478,504
                                                             ------------
                                                             $    681,006
                                                             ============
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Accounts payable                                        $     75,525
     Accrued expenses                                              74,855
     Notes payable - related party                                 96,145
                                                             ------------
      Total current liabilities                                   246,525
                                                             ------------
CONVERTIBLE NOTE PAYABLE                                          235,000
                                                             ------------
      Total liabilities                                           481,525
                                                             ------------
NON-CONTROLLING INTEREST IN SUBSIDIARY                                  -
                                                             ------------
STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value, 1,000,000 shares
      authorized, no shares issued and outstanding                     -
     Common stock, $.001 par value, 100,000,000 shares
      authorized, 17,132,151 shares issued and outstanding         17,132
     Capital in excess of par value                             4,909,137
     Retained Deficit                                          (4,726,788)
                                                             ------------
      Total Stockholders' Equity                                  199,481
                                                             ------------
                                                             $    681,006
                                                             ============

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.


                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Three
                                                        Months Ended
                                                          March 31,
                                                      2002        2001

SALES, net of returns and allowances              $ 54,614       $  20,792

COST OF GOOD SOLD                                   35,334           8,487
                                                  --------       ---------
GROSS PROFIT                                        19,280          12,305
                                                  --------       ---------
OPERATING EXPENSES:
Selling expenses                                     1,974          19,164
General and administrative                         156,696         204,621
                                                  --------       ---------
 Total Operating Expenses                          158,670         223,785
                                                  --------       ---------
LOSS FROM OPERATIONS                              (139,390)       (211,480)

OTHER INCOME (EXPENSE):
  Other income                                           -           1,917
  Other expense                                     (5,104)        (17,815)
                                                  --------       ---------
Total Other Income (Expense)                        (5,104)        (15,898)
                                                  --------       ---------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES                                             (144,494)       (227,378)

CURRENT TAX EXPENSE                                      -               -

DEFERRED TAX EXPENSE                                     -               -
                                                 ---------       ---------
NET LOSS                                         $(144,494)      $(227,378)
                                                 ---------       ---------
LOSS PER COMMON SHARE                            $    (.01)      $    (.02)
                                                 ---------       ---------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Three
                                                      Months Ended
                                                        March 31,
                                                   2002           2001
Cash Flows from Operating Activities:
 Net loss                                       $ (144,494)    $    (227,378)
 Adjustments to reconcile net loss
 to net cash used by operating activities:
  Depreciation and amortization expense             38,329            10,581
  Non-cash expenses                                  8,550                 -
  Change in assets and liabilities:
    (Increase) in accounts receivable               (4,800)          (37,371)
    Decrease in Inventory                            1,227             2,137
    Decrease in prepaid expenses                     1,757                 -
    Increase (Decrease) in accounts payable
     and accrued expense                            26,636           (16,697)
                                                ----------     -------------
      Net Cash Provided (Used)
       by Operating Activities                     (72,795)         (268,728)

Cash Flows from Investing Activities:
     Purchase of property & equipment               (2,565)          (26,710)
     Increase in notes receivable                        -           (29,917)
                                                ----------     -------------
       Net Cash (Used) by Investing Activities      (2,565)          (56,627)
                                                ----------     -------------
Cash Flows from Financing Activities:
     Issuance of common stock                            -           360,000
     Advances from investors                             -            65,000
     Payments on long-term obligation                    -          (255,000)
     Proceeds from note payable
      - related party                               71,069                 -
                                                ----------     -------------
   Net Cash Provided by Financing Activities        71,069           170,000

                                                ----------     -------------
Net Increase (Decrease) in Cash                     (4,291)         (155,355)

Cash at Beginning of Period                         28,976           225,143
                                                ----------     -------------
Cash at End of Period                           $   24,685     $      69,788
                                                ==========     =============
Supplemental Disclosures of
 Cash Flow Information:
     Cash paid during the periods for:
       Interest                                 $       -      $          -
       Income taxes                             $       -      $          -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2002:

The Company issued 19,067 restricted shares of common stock for services rendered valued at $8,550.

For the three months ended March 31, 2001:

The Company issued 531,000 shares of common stock for cash of $360,000 and investor advances of $171,000, net of deferred stock offering cost of $66,527.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                       (Formerly Balanced Living, Inc.)

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Wizzard Software Corporation [Parent] a Colorado corporation, was organized on July 1, 1998. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Wizzard Software Corp. [Subsidiary], was incorporated on February 29, 1996 under the laws of the State of Delaware. The Company engages primarily in the development, sale, and service of custom and packaged computer software products.

  On February 7, 2001, the Company completed the Plan of Reorganization and Stock Exchange agreement, wherein, Parent acquired 96% of the
  common stock of the Subsidiary.   The merger was accounted for as a
  recapitalization of the Subsidiary, wherein Subsidiary became a 96% owned subsidiary of the Parent.

  On May 22, 2001 the Company purchased all of the issued and outstanding shares of Speech Systems, Inc. in a transaction accounted for as a purchase.

  Consolidation - The financial statements presented reflect the accounts of Wizzard Software Corporation, Wizzard Software Corp., and Speech Systems, Inc. as of March 31, 2002. All significant inter-company transactions between the parent and subsidiary have been eliminated in consolidation.

  Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash balance at one financial institution located in Pittsburgh, Pennsylvania. At March 31, 2002, the Company had no uninsured cash balances.

  Inventory - Inventory consists of $27,314 in raw materials at March 31, 2002 and is carried at the lower of cost or market on a First in First out basis.

  Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets of five years to thirtynine years.

  Intangible assets - Intangible assets consist of the rights, interest, title patents, trademarks and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc., purchased rights to a Merchant Operating Understanding for the distribution of the Company's products and domain name registration and are being amortized over two to five years on a straight-line basis.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at March 31, 2002.

   Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

   Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company sells packaged and custom software products and related voice recognition product development consulting. Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the
   software has been shipped.   Revenue is recognized, net of discount and
   allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at March 31, 2002 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided. Such items are included in net revenues and amounted to $42,500 and $0 at March 31, 2002 and 2001, respectively.

   Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive (see Note
   6).

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

   Recently Enacted Accounting Standards - Statement of Financial
   Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and
   Servicing of Financial Assets and Extinguishments of Liabilities   a
   replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. If SFAS 144 had been applied to all periods presented, the company believes their effect on the financial statements would not have been significant. SFAS No. 140, 141 and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INTANGIBLES

   The Company has classified its intangible assets as a definite-life intangible asset and is amortizing them on a straight-line basis over two to five years. During the three months ended March 31, 2002, the Company completed its initial test of intangible assets for impairment in accordance with SFAS No. 142. The Company used the estimated future cash flows to test the remaining intangible assets for impairment and determined that the Company's intangible assets were not impaired. Amortization expense of $28,697 and $1,930 was recorded for the periods ended March 31, 2002 and 2001, respectively and has been included in cost of goods
   sold.

   The following is a summary of intangibles at March 31, 2002:
                                                        Life   March 31, 2002
                                                       _____   ____________
     Active X Voice Tools Software                    5 years   $   500,000
     Trademarks, patents, website registrations  2 to 5 years        10,772
     Memorandum of Understanding                      5 years        66,227
                                                               ____________
                                                                    576,999
     Accumulated amortization                                      (100,495)
                                                               ____________
     Intangibles, net                                          $    476,504
                                                               ____________

  The remaining estimated aggregate amortization expense at March 31, 2002 for next five years is as follows:
        2002                                       $   86,371
        2003                                          114,982
        2004                                          114,898
        2005                                          114,171
        2006                                           46,082
                                                 ____________
                                                 $    476,504
                                                 ____________

    WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY & EQUIPMENT

  The following is a summary of property and equipment:
                                                      March 31, 2002
                                                       ____________

       Furniture, fixtures and equipment               $    203,506
       Leasehold improvements                                36,482
       Software                                              39,202
                                                       ____________
                                                            279,190
       Accumulated Deprecation                             (153,147)
                                                       ____________
       Property & Equipment, net                       $    126,043
                                                       ____________

  Depreciation expense for the three months ended March 31, 2002 and 2001 was $9,632 and $9,849, respectively.

NOTE 4 - NOTES PAYABLE

  Convertible Note Payable - On September 14, 2001, the Company sold a Series 2001-A 8% convertible note of the Company in the amount of $250,000, with a maturity date of August 1, 2011. The Note is convertible into the Company's common stock at the lessor of $.50 per share or 75% of the closing bid price. During the year ended December 31, 2001, $15,000 of the note with related accrued interest of $208 was converted into 30,416 shares of common stock. As the conversion price was below the fair value of the common stock on the date issued the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $250,000 discount on the note. The discount was recorded as interest expense on September 14, 2001 as the note is immediately convertible. The note further calls for the Company to register the underlying shares into which the note can be converted and if said share are not register as of March 15, 2002 the Company will owe a penalty of $7,500 and $10,000 for every month thereafter, accordingly the Company has included $7,500 in accounts payable for penalties on the Note at March 31, 2002. As of March 31, 2002, the balance of the note is $235,000 with related accrued interest payable of $10,199.

  Related Party Note Payable - During the year ended December 31, 2001, a shareholder loaned the Company $46,076. The demand note is unsecured and accrues interest at 5% per annum. As of March 31, 2002, a balance of $25,076 remained outstanding on the note with related accrued interest of $913.

  During the three months ended March 31, 2002, the Company borrowed from two shareholders of the Company's $44,500 and $26,569, respectively. These notes are payable on demand and accrue interest at a rate of prime plus
  1%. Subsequent to the three months ended March 31, 2002 the Company borrowed and additional $30,849 from the shareholder.

NOTE 5 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value. As of March 31, 2002, no shares were issued and outstanding.

    WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK [Continued]

  Common Stock - During the three months ended March 31, 2002, the Company issued 19,067 restricted shares of the Company's common stock at $.36 to $.66 per share, for consulting services valued at $8,580. The restricted stock issued was valued at the closing bid less 50% attributable to the transferability restrictions of the stock.

  In connection with the private placement of 671,500 shares of common stock issued during 2001, the Company is recording a 1% penalty per month, beginning November 26, 2001, for delays in the effectiveness of
  registering said shares.   As of March 31, 2002 the Company has included
  $33,575 in accounts payable said penalties

  Warrants   As of March 31, 2002, the Company had outstanding 1,788,076 warrants to purchase shares of common stock at $.25 to $2.00 expiring at various times through May 30, 2006. During the three months ended March 31, 2002, no warrants were granted, exercised, forfeited, or cancelled.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:
                                                For the Three Months Ended
                                                        March 31,
                                               _____________________________
                                                   2002             2001
                                               ____________     ____________

     Loss from continuing operations available
     to common Shareholders (numerator)        $   (144,494)    $   (227,378)
                                               ____________     ____________
     Weighted average number of common shares
     outstanding during the period used in per
     share calculations (denominator)            17,121,865       14,865,425
                                               ____________     ____________

  At March 31, 2002, the Company had 1,788,076 warrants outstanding to purchase common stock of the Company at $.25 to $2.00 per share and a convertible note payable wherein the holder could convert the note into a minimum of 470,000 shares of common stock (See Note 4), which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 7 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".
  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The
  Company has available at    March 31, 2002 operating loss carryforwards of
  approximately $4,200,000 which may be applied against future taxable income and which expires in various years through 2022.

                WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES [ Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $1,430,000 as of March 31, 2002, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the period ended March 31, 2002 is approximately $30,000.


NOTE 8 - GOING CONCERN

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

NOTE 9 - SUBSEQUENT EVENTS

  Subsequent to the three months ended March 31, 2002 the Company borrowed an additional $30,849 from a shareholder. The note is payable on demand and accrue interest at a rate of prime plus 1%.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

     Over the next 12 months we plan to continue on our new business direction focusing our efforts on speech recognition programmers and businesses interested in incorporating and utilizing speech recognition in their companies. We plan to continue to expand our efforts in attracting speech recognition programmers and companies to use our VoiceTools as well as our customized programming and consulting services through the leads we generate by distributing our Voice Tools product as a free 30 day trial. Currently, our Voice Tools have been downloaded 40,000 times through linking agreements we have with CNET, Microsoft, IBM, and ZDnet as well as through sponsored links on most popular search engines such as AOL, MSN, YAHOO, Google, Excite, Lycos, etc.

     We plan to grow our revenues after years of operating as a development company through:

     *     The expansion of our distribution of our Voice Tools;

     * Acquiring more consulting contracts via our leads generated by the Voice Tools;

     * Acquiring more custom development contracts via our consulting division;

     * Growing marketing efforts for our EnvoxDevelopers.com joint venture; and

     * Cross selling our Voice Tools, Runtime Speech Engines, Desktop Consulting Packages, Technical Support Packages and Commercial Distribution Licenses to the customers generated by leads through the download of our Voice Tools.

     In order to fund operations the company plans to raise up to $2.0M in equity capital. Management feels this will be sufficient to cover intended operations until cash flow reaches a level where the company can fund operation internally. We plan to conduct a private placement of our stock but we can not guarantee that we will be successful in these efforts. In addition, we have to get Maricopa's consent if we want to sell over 500,000 shares in any one quarter. We can not assure you that Maricopa will consent. If it does not, we may not be able to raise sufficient funds to proceed with our plan of operations.

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

     Results of Operations.
     ----------------------

First Quarter 2002 Compared to First Quarter 2001
-------------------------------------------------

     During the first quarter of 2002, the Company recorded revenues of $54,614, a 150% increase from $20,792 for the first quarter of 2001. The increase in Q1 2002 was due in large part to the first licensing of the Company's MedBuilder Toolkit to a major U.S. military hospital.

     During the first quarter of 2002, the Company recorded total operating expenses of $148,957, a 33% decrease from $223,785 for Q1 2001. The company attributes this decrease directly to the afore mentioned change in customer focus from marketing its IVA product to the consumer market to marketing new products and services to software programmers and businesses. Additionally, the company reduced its sales staff and sales efforts during the reorganization and acquisition periods. This reduction in selling expenses was a planned event by management in its efforts to decrease costs and focus on potentially more profitable segments of the speech industry.

     During the first quarter of 2002, the Company reduced its loss per common share by 100% from .02 per share in Q1 2001 to .01 per share in Q1 2002.

     Liquidity and Capital Resources.
     -------------------------------

     At the end of the first quarter in 2002, the Company had cash of $24,685, a decrease of $45,103 from the first quarter of 2001. Management does not believe this level of capital is sufficient to fund ongoing operations and plans to issue common stock to raise capital to cover ongoing operations as it has been doing successfully for several years. There is no guarantee the company will be successful in raising additional funds.

     During the first quarter of 2002, the Company used $72,795 in net cash for operations versus $268,728 a year ago. This was due to a reduction in operational expenses as well as the ability for the company to use its stock to pay for services.

     Safe Harbor Statement.
     ----------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the speech recognition software industry, our ability to continue to develop products acceptable to that industry, our ability to retain our business relationships, and our ability to raise capital and the growth of the speech recognition software industry, and
(ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
          ------------------------------------------

          During the quarterly period ended March 31, 2002, the Company issued a total of 19,067 "unregistered" and "restricted" shares of common stock to its legal counsel, Leonard W. Burningham, Esq., in consideration of legal services valued at $8,580. The shares were valued at 50% of the closing bid price of the Company's common stock; these prices ranged from $0.36 per share to $0.66 per share.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
          ------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

               Annual Report for the year ended December 31, 2001.*

          (b)  Reports on Form 8-K.

               None.

         *Incorporated herein by reference.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date: 5/20/02                            By/s/Christopher J. Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer

Date: 5/20/02                            By/s/Armen Geronian
      --------                             ------------------------
                                           Armen Geronian, Director
                                           Secretary

Date: 5/20/02                            By/s/Gordon Berry
      --------                             ------------------------
                                           Gordon Berry, Director