Form 10QSB/A
period 2001-09-30
WIZZARD SOFTWARE CORP /CO
filed 2002-07-03
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                           FORM 10-QSB-A2

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


                WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                     (Formerly Balanced Living, Inc.)

               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                 ASSETS

                                                            September 30,
                                                               2001
                                                             ___________


CURRENT ASSETS:

  Cash in bank                                             $  161,203

  Accounts receivable                                             102

  Inventory                                                    40,408

  Prepaid expenses                                             17,286
                                                             ___________
    Total Current Assets                                      218,999
                                                             ___________

PROPERTY & EQUIPMENT, net                                     144,058
                                                             ___________
OTHER ASSETS:

  Intangible assets, net                                       533,986

  Deposits                                                       2,000
                                                             ___________
    Total Other Assets                                         535,986
                                                             ___________
                                                            $  899,043
                                                             ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:

  Accounts payable                                          $   14,819

  Accrued expenses                                              64,507

  Loans payable - related party                                 46,076
                                                             ___________
        Total current liabilities                              125,402
                                                             ___________

CONVERTIBLE NOTE PAYABLE                                       250,000
                                                             ___________
        Total Liabilities                                      375,402
                                                             ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 1,000,000 shares
     authorized, no shares issued and outstanding                   -

  Common stock, $.001 par value, 100,000,000 shares
     authorized,16,992,934 shares issued and outstanding        16,993

  Capital in excess of par value                             4,761,177

  Retained Deficit                                          (4,254,529)
                                                            ___________
        Total Stockholders' Equity (Deficit)                   523,641
                                                            ___________
                                                           $   899,043
                                                            ___________


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                       (Formerly Balanced Living, Inc.)

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             For the Three                    For the Nine
                             Months Ended                     Months Ended
                             September 30,                    September 30,
                           2001       2000               2001        2000
                        _________   ________           _________   _________

NET SALES                 $   11,119    $  26,903     $   72,265 $    158,468

COST OF GOOD SOLD             70,743        8,354         85,553       52,207
                           _________    _________      _________    _________

  Gross Profit (Deficit)     (59,624)      18,549        (13,288)     106,261
                           _________    _________      _________    _________

EXPENSES:
  General
   and administrative        500,770      343,973        877,707      993,809

  Selling expenses           130,549       58,444        185,559      205,996
                           _________    _________      _________    _________

        Total Expenses       631,319      402,417      1,063,266    1,199,805
                           _________    _________      _________    _________

LOSS FROM OPERATIONS        (690,943)    (383,868)    (1,076,554)  (1,093,544)
                           _________    _________      _________    _________


OTHER INCOME (EXPENSE):
  Other income                    -           189          1,917          210

  Interest expense          (251,135)     (16,010)      (268,950)     (26,411)
                           _________    _________      _________    _________

Total Other Income
  (Expense)                 (251,135)     (15,821)      (267,033)     (26,201)
                           _________    _________      _________    _________

LOSS BEFORE INCOME TAXES    (942,078)    (399,689)    (1,343,587)  (1,119,745)

CURRENT TAX EXPENSE               -            -              -            -

DEFERRED TAX EXPENSE              -            -              -            -
                           _________    _________      _________    _________

NET LOSS                  $ (942,078)  $ (399,689)   $(1,343,587) $(1,119,745)
                           _________    _________      _________    _________

LOSS PER COMMON SHARE     $     (.06)  $     (.03)   $      (.08) $      (.08)
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



                         WIZZARD SOFTWARE CORPORATION
                       (Formerly Balanced Living, Inc.)

                     STATEMENT OF STOCKHOLDERS' DEFICIT

                FROM THE DATE OF INCEPTION ON JANUARY 26, 1998

                          THROUGH SEPTEMBER 30, 2001

                                                                Deficit
                                                               Accumulated
                                   Common Stock                 During the
                                                     Paid in   Development
                             Shares          Amount  Capital      Stage
                           ___________  ____________ ___________ ____________


BALANCE, December 31, 2000   13,620,472 $ 13,620     $ 2,373,837 $ (2,910,942)

Effect of recapitalization
 of the subsidiary,
 January 21, 2001             1,996,951    1,997          (6,405)          -

Shares of Wizzard Software
 Corp. a Deleware
 corporation not converted
 in re-capitalization
 resulting in a non
 controlling interest          (215,641)    (215)            215           -

Issuance of 671,500 shares
 common stock for
 Cash, February 7, 2001
 through May 23, 2001
 at $1.00 per share -
 Offering costs were $66,527    671,500      672         604,301           -

Issuance of warrants to
 purchase 60,000 shares of
 common stock  at $1.00 per
 share February, 2001                -        -            6,441           -

Issuance of 350,000 shares
 common stock for
 advertising services,
 May 1, 2001 at $1.00
 per share                      350,000      350         349,650           -

Issuance of 495,000 shares
 upon the conversion
 of notes payable, at $1.00
 per share - May 8, 2001        495,000      495         494,505           -

Issuance of 500,000 shares
 to acquire all the issued
 and outstanding shares of
 Speech Systems, May 25,
 2001 at $1.00 per share        500,000      500         499,500           -

Cancellation of 532,500
 shares common stock           (532,500)    (533)            533           -

Adjust for share discrepancy          9       -               -            -

Issuance of warrants to
 purchase 500,000 shares of
 common stock  at $2.00 per
 share August, 2001                   -       -           99,243           -

Issuance of stock for
 consulting services,
 September, 2001 at
 $.835 per share                 100,000     100          83,400           -

Issuance of stock for
 consulting services,
 September, 2001 at
 $.835 per share                   7,143       7           5,957           -

Consideration for the
 beneficial conversion
 feature on the $250,000
 convertible note,
 September 14, 2001                   -       -          250,000           -

Net loss for the period
 ended September 30, 2001             -       -               -    (1,343,587)
                             ___________ ____________ ___________   _________

BALANCE,
 September 30, 2001           16,992,934  16,993       4,761,177   (4,254,529)
                              __________  _______      _________    __________


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                    WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                        (Formerly Balanced Living, Inc.)

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         For the Nine
                                                         Months Ended
                                                         September 30,
                                                       2001          2000
                                                   __________     ___________


Cash Flows from Operating Activities:
  Net loss                                         $(1,343,587)   $(1,119,745)

  Adjustments to reconcile net loss
    to net cash used by operating activities:

    Non-cash expenses                                  790,740             -

    Write-down of inventory                             65,000             -

    Depreciation and amortization expense               69,402         30,759

    Change in assets and liabilities:

      (Increase) in accounts receivable                    314        (28,135)

      Decrease in inventory                                615          7,731

      (Increase) in prepaid expenses                    (2,001)            -

      Increase (decrease) in accounts payable
        and accrued expense                            (61,558)        52,628
                                                    __________     __________

        Net Cash Provided (Used) by
         Operating Activities                         (481,075)    (1,056,762)
                                                    __________     __________
Cash Flows from Investing Activities:
  Purchase of property & equipment                     (22,997)       (46,791)

  Increase in notes receivable                         (34,917)            -
                                                    __________     __________

        Net Cash (Used) by Investing Activities        (57,914)       (46,791)
                                                    __________     __________

Cash Flows from Financing Activities:
  Issuance of common stock                             671,500       (428,759)

  Payment of stock offering cost                       (66,527)            -

  Payments on long-term obligation                   (255,000)             -


  Proceeds from long-term obligation                  250,000         550,000

  Proceeds from note payable - related party           46,076              -
  Payments on note payable - related party                 -             (854)
                                                    _________      __________

        Net Cash Provided by Financing Activities     646,049         977,905
                                                    _________      __________

Net Increase (Decrease) in Cash                       107,060        (125,648)

Cash at Beginning of Period                            54,143         153,665
                                                   __________      __________
Cash at End of Period                             $   161,203     $    28,017
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

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Continued)

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the nine months ended September 30, 2001:

     The Company sold a convertible note in the amount of $250,000. Since the conversion price was below the fair value of the common stock, a beneficial conversion feature of $250,000 was expensed as interest expense in the current period.

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

     The Company issued 531,000 share of common stock for cash of $500,500 and investor advances of $171,000, net of deferred stock offering cost of $66,527.

     The Company issued 100,000 shares of stock, valued at $83,500 for a one year consulting agreement.

     The Company issued 7,143 shares of stock, valued at $5,964 for consulting expenses.

     The Company issued 350,000 shares of stock, valued at $350,000 for public relations service.

     The Company issued warrants to purchase 60,000 shares of common stock with a fair value of $6,441 in connection with a consulting agreement..

     The Company issued warrants to purchase 500,000 shares of common stock with a fair value of $99,243 in connection with a consulting agreement..

     The Company issued warrants to purchase 540,000 shares of common stock at $1.00 per share in exchange for 532,500 shares of common stock. The Company immediately cancelled these shares.

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

  Unaudited Condensed Financial Statements   The accompanying financial
  statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all the periods presented have been made.

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

  Cash and Cash Equivalents   For purposes of the financial statements, the
  Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash balance at one financial institution located in Pittsburgh, Pennsylvania. Accounts at financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2001, the Company's uninsured cash balance totaled $61,203.

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

  Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company sells packaged and custom software products and related voice recognition product development consulting. Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has
  been received and the software has been shipped.   Revenue is recognized,
  net of discount and allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at September 31, 2001 and 2000 amounted to $0 and $0, respectively. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided. Such items are included in net revenues and amounted to $4,800 and $600 at September 31, 2001 and 2000, respectively.

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

  Advertising Costs - Advertising and marketing costs are expensed as incurred and amounted to $90 and $16,735 for the period ending September 30, 2001 and 2000.

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

NOTE 3 - INVENTORY

  The following is a summary of inventory at September 30, 2001:

       Raw Materials                             $    40,408
                                                  ____________
                                                 $    40,408
                                                  ____________


NOTE 4 - PROPERTY & EQUIPMENT

  The following is a summary of property and equipment at September 30, 2001:

       Furniture, fixtures and equipment         $    200,906
       Leasehold improvements                          36,482
       Software                                        40,848
                                                 ____________
                                                      278,236
       Accumulated Deprecation                       (134,178)
                                                 ____________
       Property & Equipment, net                  $   144,058
                                                 ____________

  Depreciation expense for the nine months ended September 30, 2001 and 2000 was $29,128 and $25,060, respectively.

              WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
                   (Formerly Balanced Living, Inc.)

    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTE RECEIVABLE

  During the three months ended March 31, 2001 and December 31, 2000 the Company signed four separate unsecured notes with Speech Solutions, Inc. totaling $61,227, including accrued interest of $3,228. Interest is 12.5% per annum compounded monthly. Principle and interest are payable to the Company on demand. During May 2001, the Company agreed to release Speech Solutions, Inc. of the note and related accrued interest for rights and benefits of a Merchant Operating Understanding in regards to developing and distributing speech tools to be transferred to the Company. The Memorandum of Understanding was recorded as a intangible asset and will be amortized over its estimated useful life of five years.

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

  Related Party Note Payable - During the nine months ended September 30 2001, a shareholder loaned the Company $46,076. The demand note is unsecured and accrues interest at 5% per annum.


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

  On April 8, 2001 the Company issued 495,000 restricted shares of Common stock upon the conversion of the $495,000 remaining principal balance of a bridge loan agreement with Salvage Holdings, Inc.

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

  Warrants - As of December 31, 2001, the Company had outstanding 1,673,076 warrants to purchase shares of common stock, which consisted of the following:

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

  The Company granted warrants to purchase 600,000 shares of common shares of the Company at $2.00 per share, in connection with an public relations and consulting contracts and recorded $99,243 in consulting expense

  In August 2000, the Company granted warrants to purchase 65,000 shares of common stock at $1.25 per share.

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

             WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:


                                   For the Three         For the Six
                                   Months Ended          Months Ended
                                   September 30          September 30,
                              ______________________   ______________________
                                2001          2000      2001          2000
                            ___________   __________  __________  ___________


Earnings (loss) from
continuing operations
available to common
shareholders (numerator)  $  (942,078) $ (399,689) $(1,343,587) $ (1,119,745)
                          ___________  __________  ___________   ___________

Weighted average number
of common shares
outstanding during
the period used in
loss per share
(denominator)              16,921,894   13,602,540  16,469,475     13,656,857
                          ___________  ___________  __________     __________


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

NOTE 14   RESTATEMENT OF FINANCIAL STATEMENTS

 The Company previously issued September 30, 2001 financial statements which have been restated to reflect that the Company writing off obsolete inventory and promotional material carried as inventory, to record the fair value of warrants issued, to reduce the value of restricted stock issued for consulting services, to fully amortize the discount of the beneficial conversion feature of notes payable, to write off consulting and promotional services to be provided as stock issued was fully vested upon issuance. The following schedule provides disclosure of the effects of the restatement.

                             For the Three          For The Nine
                               Months Ended         Months Ended
                           September 30, 2001     September 30, 2001
Previously reported
Total Assets                                            $1,351,543
Net Loss                           $ (267,430)          $ (668,939)
Loss Per Common Share              $(.02)               $(.04)

Restated
Total Assets                                            $  899,043
Net Loss                      $(942,078)                $(1,343,587)
Loss Per Common Share         $(.06)                    $(.08)

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

Results of Operations.
----------------------

          At September 30, 2001, the Company had $218,999 in current assets and $125,402 in current liabilities. The Company had $11,119 and $26,903 in revenues for the three months ended September 30, 2001 and 2000, and $631,319 and $402,417 in total expenses, for net losses from operations of ($690,943) and ($383,868), respectively.

          The Company had $72,265 and $158,468 in revenues for the nine months ended September 30, 2001 and 2000, and $1,063,266 and $1,199,805 in operating expenses, for net losses from operations of ($1,076,554) and ($1,093,544), respectively.

          The Company attributes the decline in quarterly revenue as a result of our shift in focus from consumer speech recognition applications to speech recognition developer tools and custom speech programming services.

Liquidity.
----------

          At September 30, 2001, the Company had $218,999 in current assets, with current liabilities of $125,402. Total stockholder's equity was $523,641. On September 14, 2001, the Company received $250,000 from the sale of a Series 2001-A 8% Convertible Note. See the 8-K Current Report dated September 14, 2001, and filed with the Securities and Exchange Commission on October 1, 2001.

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

                                         WIZZARD SOFTWARE CORPORATION

Date:  7/3/02                            By /s/ Christopher J. Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, President

Date:  7/3/02                            By /s/ Christopher J. Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, Treasurer

Date:  7/3/02                            By /s/ Christopher J. Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, Director

Date:  7/3/02                            By /s/ Armen Geronian
      --------                             ------------------------
                                           Armen Geronian, Director


Date:  7/3/02                            By /s/ Gordon Berry
      --------                             ------------------------
                                           Gordon Berry, Director