Form 10KSB/A
period 2001-12-31
WIZZARD SOFTWARE CORP /CO
filed 2002-07-03
CIK 1074909

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB-A1

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

      The quarterly high and low bid prices for our shares of common stock since public trading of these shares commenced in April, 2000, are as follows:

                                                  Bid*
                                                  ---

Quarter or period ending:               High                Low
-------------------------               ----                ---
June 30, 2000                           $1.65               $1.65

September 30, 2000                      $6.60               $1.65

December 31, 2000                       $5.775              $1.03125

January 2, 2001 through
February 8, 2001                        $1.65               $1.03125

February 9, 2001 through
March 31, 2001                          $5.375              $3.00

June 30, 2001                           $3.65               $1.65

September 30, 2001                      $3.15               $1.58

December 31, 2001                       $2.25               $1.02

March 31, 2002                          $1.65               $0.65

June 30, 2002                           $1.49               $0.75


          * Following a 1.65 for one forward split on February 9, 2001. The quotations from prior dates retroactively reflect this split.


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

Safe Harbor Statement.
----------------------

     Statements made in this Form 10-KSB which are not purely historical are forward- looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the speech recognition software industry, our ability to continue to develop products acceptable to that industry, our ability to retain our business relationships, and our ability to raise capital and the growth of the speech recognition software industry, and
(ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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



February 12, 2002, except for Note 13
as to which the Date is April 12, 2002
Salt Lake City, Utah


                WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                      (Formerly Balanced Living, Inc.)

                      CONSOLIDATED BALANCE SHEET

                               ASSETS

                                                              December 31,
                                                               2001

CURRENT ASSETS:
  Cash in bank                                            $    28,976

  Accounts receivable                                           2,000

  Inventory                                                    28,541

  Prepaid expenses                                             19,417
                                                           ----------
    Total Current Assets                                      78,934
                                                           -----------

PROPERTY & EQUIPMENT, net                                    133,109
                                                           -----------
OTHER ASSETS:

  Intangible assets, net                                     505,201

  Deposits                                                     2,000
                                                           -----------

    Total Other Assets                                       507,201
                                                           -----------
                                                           $ 719,244
                                                           -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                         $  53,978

  Accrued expenses                                            69,765

  Loans payable   related party                               25,076
                                                                  -
                                                           -----------

   Total current liabilities                                 148,819
                                                           -----------

LONG  TERM OBLIGATIONS:

  Convertible Notes Payable                                  235,000
                                                           -----------

     Total long term liabilities                             235,000
                                                           -----------
                                                             383,819
                                                           -----------

STOCKHOLDERS' EQUITY:

  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, no shares issued and outstanding                   -

  Common stock, $.001 par value, 100,000,000 shares
   authorized, 17,113,083 shares issued and outstanding       17,113

  Capital in excess of par value                           4,900,606

  Retained Deficit                                        (4,582,294)
                                                           -----------
    Total Stockholders' Equity                               335,425
                                                           -----------
                                                          $  719,244
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

Business Experience.
--------------------

          The following is a brief description of the names, positions, ages and business background of the present directors and executive officers of the
Company:

Christopher J. Spencer.
-----------------------

     Mr. Spencer, age 33, has served as our Chief Executive Officer, President and as a director of Wizzard since February 7, 2001, and of our subsidiary, Wizzard Delaware, since its formation in 1995. Mr. Spencer has been responsible for our overall direction since our inception and has been instrumental in leading us to our current position in the speech recognition industry. In an online poll conducted by Speech Technology magazine, Mr. Spencer was recently recognized as one of 20 top visionaries in the speech recognition industry. The poll was targeted to the speech recognition professionals who read the magazine; poll responses were monitored to ensure that employees of a nominee's company could not vote for that nominee.
Through Mr. Spencer's efforts, we have successfully obtained financing of approximately $3,600,000 to date. These funds have helped us complete the development of our IVA product and our variety of programming tools. Mr. Spencer also sits on the Board of Directors of Cennoid Technologies, a software company that develops encryption and compression software for the Internet.

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

     Mr. Geronian received his B.S. in Computer Science from the University of Moscow in 1990.

Gordon Berry.
-------------

     Mr. Berry, age 63, has served as a director of Wizzard since February 7, 2001, and of Wizzard Delaware since 1997. Mr. Berry is involved in all of our business, corporate and financial decisions, serving as a guide and counsel for the executive officers and Board of Directors. Since 1990, Mr. Berry has been a consultant to a variety of businesses, assisting them in the areas of sales, marketing and strategic planning. From 1985-1990, Mr. Berry was Vice President of Sales/Marketing for Champion Commercial Industry, a multi-division manufacturer of metal products, where Mr. Berry increased the firm's revenues by 60% while developing several new product lines.

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

     Mr. Berry attended Cornell University and received his Bachelor's degree in Industrial Management from Georgia Tech in 1962.

Alan Costilo.
-------------

     Dr. Costilo, age 52, was the President, CEO and founder of Speech Solutions, Inc., a Florida-based speech recognition software company, from 1993 until 2001. He was responsible for that company's overall business strategy, technical development and for developing vendor relationships. He also was responsible for the development of the ActiveX Voice Tools product, under three separate IBM development contracts, which was acquired by Wizzard Software in May 2001.

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


                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       WIZZARD SOFTWARE CORPORATION



Date:  7/3/02                         By /s/ Christopher J. Spencer
      --------------                    -------------------------------------
                                         Christopher J. Spencer
                                         President


Date:  7/3/02                         By /s/ Christopher J. Spencer
      --------------                    -------------------------------------
                                         Christopher J. Spencer
                                         Treasurer


Date:  7/3/02                         By /s/ Christopher J. Spencer
      --------------                    -------------------------------------
                                         Christopher J. Spencer
                                         Director


Date:  7/3/02                         By /s/ Armen Geronian
      --------------                    -------------------------------------
                                         Armen Geronian
                                         Director


Date: 7/3/02                          By /s/ Alan Costilo
     ---------------                    -------------------------------------
                                         Alan Costilo
                                         Director