Form 10KSB/A
period 2001-12-31
WIZZARD SOFTWARE CORP /CO
filed 2002-08-08
CIK 1074909

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB-A2

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

          In October, 2001, we authorized the issuance of 100,000 shares to Leonard W. Burningham, Esq., an "accredited" investor, in exchange for legal services rendered and to be rendered during fiscal 2001 at 50% of the last five days' average bid price of our common stock at the end of each monthly billing cycle. As of the date hereof, Mr. Burningham has been issued a total of 46,050 shares for services rendered to date. Branden T. Burningham, Esq., who is the son of MR. Brningham and with whom he practices law, has also been issued a total of 8,837 shares for legal services rendered to date. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

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

      In order to fund operations Wizzard Software plans to raise $2 million in equity capital. Based on management's experience, we believe that this will be sufficient to cover intended operations until cash flow reaches a level where the company can fund operations internally. We plan to conduct a private placement of our stock but we can not guarantee that we will be successful in these efforts. In addition, we have to get Maricopa's consent if we want to sell over 500,000 shares in any quarter. We can not assure you that Maricopa will consent. If it does not, we may not be able to raise sufficient funds to proceed with our plan of operations.

       We are in the process of trying to raise $2 million through a variety of sources, from private investors to institutional funds. There is no guarantee that we will have success. If we can not raise the proposed $2 million, we will be forced to continue to fund operations through small stock sales and loans from stockholders. A failure to raise the $2 million would cause us to market our products and services using only our current staff on hand and would have a negative effect on our potential market share gains and revenue growth.

       If we are able to raise the full $2 million, we plan to hire up to 10 sales personnel and to conduct a print marketing campaign if five key programming journals over the next three quarters. If we do not raise the full $2 million, we would reduce the number of sales personnel hired and the size and number of print advertisements accordingly. This would hurt our potential revenue growth and market penetration.

       Currently, we require approximately $50,000 per month to stay in operation. This is consistent with the $49,651 net cash used by operating activities per month in 2001.

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

       During 2001, cost of goods sold was $170,906, an increase of $103,032 over the 2000 cost of goods sold of $67,874. This is attributed to the obsolescence of certain inventory, including packaging, sales materials, old products and the amortization of the intangible assets of our Voice Tools and Memorandum of Understanding.

       Due to the decrease in revenues and the inventory writeoff and amortization costs, we had a gross loss of $82,556 in 2001, versus a gross profit of $121,751 in 2000.

       During 2001, Wizzard had general and administrative expenses of $1,290,262, as compared to $1,182,527 in 2000. The increase of $107,735 is attributed to the costs of the reorganization and of compliance with federal and state securities laws governing publicly held companies.

     During 2001, the Company recorded selling expenses of $12,439, a decrease of $261,784 from $274,223 for 2000. The company attributes this decrease directly to the afore mentioned change in customer focus from marketing its IVA product to the consumer market to marketing new products and services to software programmers and businesses. Additionally, the company reduced its sales staff and sales efforts during the reorganization and acquisition periods. This reduction in selling expenses was a planned event by management in its efforts to decrease costs and focus on potentially more profitable segments of the speech industry.

       At the end of 2000, management decided to change the focus of our sales and marketing efforts from the consumer market to the corporate and software developer markets. In May of 2001, we acquired our Voice Tools product from Speech Systems as a foundation for our new corporate and developer focused efforts. In December, 2001, we launched a newer, re-branded version of the Voice Tools and have since launched several other products.

      Because we were re-focusing our efforts over the course of 2001 and spending the majority of our time tailoring our existing products and creating new products geared toward the corporate market, we no longer needed our consumer sales force. Throughout the course of 2001, we dismissed our consumer sales personnel, leaving only a few key "crossover" sales people in place. This allowed us to reduce costs while we focused our efforts on developing new products and marketing materials and waited for Microsoft to launch WindowsXP, (launched in October, 2001), which contained the speech recognition engine used by many of our products.

      Management believes that the reductions of the sales personnel during 2001 was one of the contributing factors to Wizzard's ability to maintain operations by reducing expenses. These reductions lowered our payroll and associated expenses by about $10,000 per month in 2001. We do not believe that the staff reductions had any other material effect on our cash requirements for the operation of our business. At the same time, we did not notice any dramatic reduction in revenue as a result of having fewer sales personnel on staff. Any reduction in revenue should only be attributed to our reduced marketing efforts to the consumer market through trade shows. None of the personnel who attended the trade shows that generated 95% of our revenue in 1999, 2000, and 2001, we dismissed. We have recently contracted with three individuals to market our new products and services to the corporate and developer markets.

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

       We are not currently able to fund more than one to two months of operations based on the cash that we currently have on hand. We obtain money for operations through occasional sales of stock, the sale of products and services and loans from stockholders. While there are not guarantees that the stockholders will continue to fund Wizzard's operations or that buyers of our common stock can be found, management is optimistic that operations will be able to continue, based on our current monthly cost of operations of about $50,000. We estimate that we will require $550,000 to $650,000 in capital to maintain operations for the next 12 months.

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

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 2001, and December 31, 2000

       Independent Auditors Report of Pritchett, Siler & Hardy, P.C.

          Independent Auditors Report of Murphy & Murphy

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

/s/ Pritchett, Siler & Hardy, P.C.

February 12, 2002, except for Note 13
as to which the Date is April 12, 2002
Salt Lake City, Utah

               INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Wizzard Software Corp.
Pittsburgh, Pennsylvania  15213


     We have audited the accompanying balance sheets of Wizzard Software
Corp. as of December 31, 2000 and 1999, and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wizzard Software Corp. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/Murphy & Murphy

Clinton, Maryland

February 19, 2001


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


               WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                     (Formerly Balanced Living, Inc.)

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Years Ended
                                                          December 31,
                                                  2001              2000
                                                 -----             -----

  NET SALES                                      $    88,350    $   189,625

COST OF GOODS SOLD                                   170,906         67,874
                                                 ------------    -----------

  Gross Profit (Loss)                                (82,556)       121,751
                                                  -----------    -----------

EXPENSES:
  General and administrative                       1,290,262      1,182,527

  Selling expenses                                    12,439        274,223
                                                 ------------    -----------
    Total Expenses                                 1,302,701      1,456,750
                                                 ------------   ------------

LOSS FROM OPERATIONS                              (1,385,257)    (1,334,999)
                                                 ------------    -----------

OTHER INCOME (EXPENSE):
  Other income                                         1,917          1,573

  Interest expense                                  (288,012)       (47,244)
                                                 ------------    -----------
    Total Other Income (Expense)                    (286,095)       (45,671)
                                                 ------------    -----------
LOSS BEFORE INCOME TAXES                          (1,671,352)    (1,380,670)

CURRENT TAX EXPENSE                                       -              -

DEFERRED TAX EXPENSE                                      -              -
                                                 ------------    -----------
NET LOSS                                        $ (1,671,352)   $(1,380,670)
                                                 ------------    -----------
LOSS PER COMMON SHARE                           $       (.10)   $      (.08)
                                                 ------------    -----------


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

     Consolidation - The financial statements presented reflect the accounts of Wizzard Software Corporation, Wizzard Software Corp., and Speech Systems, Inc. as of December 31, 2001. At December 31, 2001, the Company held a 96% ownership interest in Wizzard Software Corp. The Company recorded no liability for the 4% non-controlling interest as Wizzard Software Corp. had a stockholders deficit at the time of merger. Further the net loss for Wizzard Software Corp. for the year ended December 31, 2002 applicable to the 4% non-controlling interest were not allocated to the non-controlling interest as there is no obligation of the non-controlling interest to make good on such losses. All significant inter-company transactions between the parent and subsidiary have been eliminated in consolidation.

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
                                                      -----------

     The Company does not estimate that an allowance for slow moving or obsolete inventory was necessary at December 31, 2001. During the year ended December 31, 2001, the Company wrote off excess quantities of boxes, manuals and software totaling $64,427.

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

      Except as indicated below, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, promoter or founder or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

       During the calendar year ended December 31, 2001, Jack Spencer, who is a Wizzard stockholder and the father of our CEO, Chris Spencer, loaned us $$46,076. The note is payable on demand, is unsecured and accrues interest at %5 per annum. As of March 31, 2002, the note had an outstanding balance of $25,076, with accrued interest of $913.

       During the quarterly period ended March 31, 2002, the Company borrowed $44,500, from Patty Plagman, who is an employee and stockholder, and $26,569 from Great North Distributors, Inc., which is a stockholder of Wizzard. The notes are payable on demand and accrue interest at the prime rate plus 1%. As of August 5, 2002, Wizzard had borrowed an additional $70,044.89 from these stockholders. These notes are payable on demand, are unsecured and bear interest at 5.75% per annum.

       On June 27, 2002, Wizzard borrowed $50,000 from Gary Edling, who is a stockholder. The note is payable upon demand, is unsecured, and bears interest at 5.75% per annum.

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


                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       WIZZARD SOFTWARE CORPORATION



Date:  8/8/02                         By /s/ Christopher J. Spencer
      --------------                    -------------------------------------
                                         Christopher J. Spencer
                                         Chief Executive Officer, President,
                                         Treasurer and Director


Date:  8/7/02                         By /s/ Gordon Berry
      --------------                    -------------------------------------
                                         Gordon Berry, Controller and Director



Date:  8/5/02                         By /s/ Armen Geronian
      --------------                    -------------------------------------
                                         Armen Geronian
                                         Director


Date: 8/7/02                          By /s/ Alan Costilo
     ---------------                    -------------------------------------
                                         Alan Costilo
                                         Director