Form 10QSB
period 2002-06-30
WIZZARD SOFTWARE CORP /CO
filed 2002-08-19
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2002
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

                               June 30, 2002

                          Common - 17,150,229 shares

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

                                JUNE 30, 2002

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)


                                   CONTENTS

                                                                 PAGE


- Unaudited Condensed Consolidated Balance Sheet,
    June 30, 2002                                                 2

- Unaudited Condensed Consolidated Statements of
    Operations, for the three and six months ended
    June 30, 2002 and 2001                                        3

- Unaudited Condensed Consolidated Statements of Cash
    Flows, for the three months ended June 30, 2002
    and 2001                                                  4 - 5

- Notes to Unaudited Condensed Consolidated Financial
    Statements                                               6 - 11


                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                       (Formerly Balanced Living, Inc.)
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                               June 30,
                                                                 2002


CURRENT ASSETS:

     Cash in bank                                            $     49,449
     Accounts receivable                                            5,796
     Inventory                                                     24,493
     Prepaid Expenses                                              15,788
                                                             ------------
      Total Current Assets                                         95,526
                                                             ------------
PROPERTY & EQUIPMENT, net                                         120,035
                                                             ------------
OTHER ASSETS:
     Intangible assets, net                                       447,727
     Deposits                                                       2,000
                                                             ------------
      Total Other Assets                                          449,727
                                                             ------------
                                                             $    665,288
                                                             ============
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Accounts payable                                        $    123,645
     Accrued expenses                                              81,431
     Notes payable - related party                                164,116
                                                             ------------
      Total current liabilities                                   369,192
                                                             ------------
LONG-TERM OBLIGATIONS
     Loans payable-related party                                  285,000
                                                             ------------
      Total liabilities                                           654,192
                                                             ------------
NON-CONTROLLING INTEREST IN SUBSIDIARY                                  -
                                                             ------------
STOCKHOLDERS' EQUITY (DEFICIT):

     Preferred stock, $.001 par value, 1,000,000 shares
      authorized, no shares issued and outstanding                     -
     Common stock, $.001 par value, 100,000,000 shares
      authorized, 17,150,229 shares issued and outstanding         17,150
     Capital in excess of par value                             4,929,577
     Retained Deficit                                          (4,935,631)
                                                             ------------
      Total Stockholders' Equity (Deficit)                         11,096
                                                             ------------
                                                             $    665,288
                                                             ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  For the Three           For the Six
                                  Months Ended            Months Ended
                                     June 30,               June 30,
                               ____________________  ____________________
                                 2002       2001       2002       2001
                               _________  _________  _________  _________
NET SALES                       $44,089  $   40,354  $  98,703  $  61,146

COST OF GOOD SOLD                57,078      19,020     92,412     25,577
                              _________   _________  _________  _________
  Gross Profit                  (12,989)     21,334      6,291     35,569
                              _________   _________  _________  _________

EXPENSES:
  General and administrative    186,806     471,671    343,502    697,386
  Selling expenses                2,493      15,460      4,467     15,460
                              _________   _________  _________  _________
        Total Expenses          189,299     487,131    347,969    712,846
                              _________   _________  _________  _________
INCOME (LOSS) FROM OPERATIONS  (202,288)   (465,797)  (341,678)  (677,277)
                               ________   _________  _________  _________

OTHER INCOME (EXPENSE):
  Other income                        -           -          -      1,917
  Interest expense               (6,556)          -    (11,660)   (17,815)
                              _________   _________  _________  _________
        Total Other Income
        (Expense)                (6,556)          -    (11,660)   (15,898)
                              _________   _________  _________  _________

INCOME (LOSS) BEFORE INCOME
TAXES                          (208,844)   (465,797)  (353,338)  (693,175)

CURRENT TAX EXPENSE                   -           -          -          -

DEFERRED TAX EXPENSE                  -           -          -          -
                              _________   _________  _________  _________

NET (LOSS)                    $(208,844)  $(465,797) $(353,338) $(693,175)
                              _________   _________  _________  _________

(LOSS) PER COMMON SHARE       $    (.01)  $    (.03) $    (.02) $    (.04)
                              _________   _________  _________  _________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Six
                                                      Months Ended
                                                         June 30,
                                                   2002           2001
Cash Flows from Operating Activities:
 Net loss                                       $ (353,338)    $    (693,175)
 Adjustments to reconcile net loss
 to net cash used by operating activities:
  Depreciation and amortization expense             76,982            30,910
  Non-cash expenses                                 29,008           350,000
  Change in assets and liabilities:
    (Increase) in accounts receivable               (3,796)              103
    Decrease in Inventory                            4,048            (1,286)
    Decrease in prepaid expenses                     3,629                 -
    Increase (Decrease) in accounts payable
     and accrued expense                            81,334           (38,844)
                                                ----------     -------------
      Net Cash Provided (Used)
       by Operating Activities                    (162,133)         (352,292)

Cash Flows from Investing Activities:
     Purchase of property & equipment               (6,434)          (22,896)
     Increase in notes receivable                        -           (34,917)
                                                ----------     -------------
       Net Cash (Used) by Investing Activities      (6,434)          (57,813)
                                                ----------     -------------
Cash Flows from Financing Activities:
     Issuance of common stock                            -           671,500
     Payment of stock offering costs                                 (66,527)
     Payments on long-term obligation                    -          (255,000)
     Proceeds from long-term obligation             50,000                 -
     Proceeds from note payable
      - related party                              139,040             7,100
     Payments on note payable-related party              -                 -
                                                ----------     -------------
   Net Cash Provided by Financing Activities       189,040           357,073

                                                ----------     -------------
Net Increase (Decrease) in Cash                     20,473           (53,032)

Cash at Beginning of Period                         28,976            54,143
                                                ----------     -------------
Cash at End of Period                           $   49,449     $       1,111
                                                ==========     =============
Supplemental Disclosures of
 Cash Flow Information:
     Cash paid during the periods for:
       Interest                                 $       -      $          -
       Income taxes                             $       -      $          -

                           (Continued)

             WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                 (Formerly Balanced Living, Inc.)
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Continued)

Supplemental Schedule of Noncash Investing and Financing Activities:

For the six months ended June 30, 2002:

The Company issued 37,145 restricted shares of common stock for services rendered valued at $29,008.

For the six months ended June 30, 2001:

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

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   Organization   Wizzard Software Corporation (Formerly Balance Living, Inc.)
   [Parent] a Colorado corporation, was organized on July 1, 1998. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. Wizzard Software Corp. [Subsidiary], was incorporated on February 29, 1996 under the laws of the State of Delaware. The Company engages primarily in the development, sale, and service of custom and packaged computer software products. On February 7, 2001, the Company completed the Plan of Reorganization and Stock Exchange agreement, wherein, Parents acquired 96% of the common stock of the
   subsidiary.   The merger was accounted for as a recapitalization of the
   Subsidiary, wherein Subsidiary became a 96% owned subsidiary of the Parent. On May 22, 2001 the Company purchased all of the issued and outstanding shares of Speech Systems, Inc. in a transaction accounted for as a purchase.

  Consolidation   The financial statements presented reflect the accounts of
  Wizzard Software Corporation, Wizzard Software Corp., and Speech Systems, Inc. as of June 30, 2002. At June 30, 2002 the Company held a 96% ownership interest in Wizzard Software Corp. The Company recorded no liability for the 4% non-contolling interest as Wizzard Software Corp. had a stockholders deficit at the time of merger. Further the net loss for Wizzard Software Corp. for the year ended June 30, 2002 applicable to the 4% non-controlling interest were not allocated to the non controlling interest as there is no obligation of the non-contolling interest to share in such losses. All significant inter-company transactions between the parent and subsidiary have been eliminated in consolidation.

  Unaudited Condensed Financial Statements   The accompanying financial
  statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all the periods presented have been made.

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

  Cash and Cash Equivalents   For purposes of the financial statements, the
  Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash balance at one financial institution located in Pittsburgh, Pennsylvania. At June 30, 2002, the Company had no uninsured cash balances.

  Inventory   Inventory consists of $24,493 in raw materials at June 30, 2002 and is carried at the lower of cost or market.

  Depreciation   Depreciation of property and equipment is provided on the
  straight-line method over the estimated useful lives of the assets of five years to thirtynine years.

  Intangible assets   Intangible assets consist of the rights, interest,
  title patents, trademarks and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc., purchased rights to a Merchant Operating Understanding for the distribution of the Company's products and domain name registration and are being amortized over two to five years on a straight-line basis.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
   Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at June 30, 2002.

   Income Taxes   The Company accounts for income taxes in accordance with
   Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

  Revenue Recognition   Revenue is recognized when earned. The Company's
  revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company sells packaged and custom software products and related voice recognition product development consulting. Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has
  been received and the software has been shipped.   Revenue is recognized,
  net of discount and allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at June 30, 2002 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided. Such items are included in net revenues and amounted to $68,669 and $4,800 at June 30, 2002 and 2001, respectively.

  Loss Per Share   The Company computes loss per share in accordance with
  Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive (see Note 7).

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification   The financials statements for the periods ended prior to
  June 30, 2002 have been reclassified to conform to the headings and classifications used in the June 30, 2002 financial statements.

NOTE 2   INTANGIBLES

  The Company has classified its intangible assets as a definite-life intangible asset and is amortizing them on a straight-line basis over two to five years. During the three months ended March 31, 2002, the Company completed its initial test of intangible assets for impairment in accordance with SFAS No. 142. The Company used the estimated future cash flows to test the remaining intangible assets for impairment and determined that the Company's intangible assets were not impaired. Amortization expense of $57,555 and $10,767 was recorded for the periods ended June 30, 2002 and 2001 and has been included in cost of goods sold.The following is a summary of intangibles at June 30, 2002:

                                                         Life    June 30, 2002
                                                         _____   ____________
       Active X Voice Tools Software                   5 years   $  500,000
       Trademarks, patents, website registrations 2 to 5 years       10,853
       Memorandum of Understanding                     5 years       66,227
                                                                 ____________
                                                                    577,080
       Accumulated amortization                                    (129,353)
                                                                 ____________
       Intangibles, net                                          $  447,727
                                                                 ____________

  The remaining estimated aggregate amortization expense at June 30, 2002 for next five years is as follows:
        2002                                       $   57,594
        2003                                          114,982
        2004                                          114,898
        2005                                          114,171
        2006                                           46,082
                                                   __________
                                                   $  447,727
                                                   __________

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   PROPERTY & EQUIPMENT

  The following is a summary of property and equipment:

                                                         June 30, 2002
                                                         ____________

       Furniture, fixtures and equipment                 $    207,054
       Leasehold improvements                                  36,482
       Software                                                39,441
                                                         ____________
                                                              282,977
       Accumulated Deprecation                               (162,942)
                                                         ____________
       Property & Equipment, net                         $    120,035
                                                         ____________

  Depreciation expense for the three months ended June 30, 2002 and 2001 was $19,427 and $20,142, respectively.

NOTE 4   NOTES PAYABLE

  Convertible Note Payable - On September 14, 2001, the Company sold a Series 2001-A 8% convertible note of the Company in the amount of $250,000, with a maturity date of August 1, 2011. The Note is convertible in to the Company's common stock at the lessor of $.50 per share or 75% of the closing bid price. During the year ended December 31, 2001, $15,000 of the note with related accrued interest of $208 was converted into 30,416 shares of common stock. As the conversion price was below the fair value of the common stock on the date issued the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $250,000 discount on the note. The discount was recorded as interest expense on September 14, 2001 as the note is immediately convertible. The note further calls for the Company to register the underlying shares into which the note can be converted and if said share are not register as of March 15, 2002 the Company will owe a penalty of $7,500 and $10,000 for every month thereafter, accordingly the Company has included $42,500 in accounts payable for penalties on the Note at June
  30, 2002.   As of June 30, 2002, the balance of the note is $235,000 with related accrued interest payable of $14,895.

  Related Party Note Payable   During the year ended December 31, 2001, a
  shareholder loaned the Company $46,076. The demand note is unsecured and accrues interest at 5% per annum. As of June 30, 2002, a balance of $25,076 remained outstanding on the note with related accrued interest of $1,226.

  During the three months ended June 30, 2002, the Company borrowed from shareholders of the Company's $50,000, $66,222 and $72,818, respectively. These notes are payable on demand and accrue interest at a rate of prime plus 1%. At June 30, 2002, the Company had accrued interest of $32, $840 and $843 on the notes respectively. Subsequent to the three months ended June 30, 2002 the Company borrowed and additional $9,406 from a shareholder.

NOTE 5   CAPITAL STOCK

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value. As of December 31, 2001, no shares were issued and outstanding.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   CAPITAL STOCK [Continued]

  Common Stock - During the three months ended March 31, 2002, the Company issued 19,067 restricted shares of the Company's common stock at $.36 to $.66 per share, for consulting services valued at $8,580. The restricted stock issued was valued at the closing bid less 50% attributable to the transferability restrictions of the stock.

  During the three months ended June 30, 2002, the Company issued 18,078 restricted shares of the Company's common stock at $.90 to $1.20 per share, for consulting services valued at $20,440. The restricted stock issued was valued at the closing bid.

  In connection with the private placement of 671,500 shares of common stock issued during 2001, the Company is recording a 1% penalty per month, beginning November 26, 2001, for delays in the effectiveness of registering
  said shares.   As of March 31, 2002 the Company has included $63,575 in
  accounts payable said penalties

  Warrants   As of June 30, 2002, the Company had outstanding 1,788,076 warrants to purchase shares of common stock at $.25 to $2.00 expiring at various times through May 30, 2006. During the three months ended June 30, 2002, no warrants were granted, exercised, forfeited, or cancelled.

NOTE 6   INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2002 operating loss carryforwards of approximately $4,800,000 which may be applied against future taxable income and which expires in various years through 2022.

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $1,632,000 as of June 30, 2002, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended June 30, 2002 is approximately $232,000.

WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:
                                      For the Three       For the Six
                                     Months Ended         Months Ended
                                       June 30,             June 30,
                                  ____________________  _______________
                                    2002     2001        2002      2001
                                  ____________________  _______________
  Earnings (loss) from continuing
  operations available to common
  shareholders (numerator)        $(208,844) $(465,797) $(353,338) $(693,175)
                                  __________ _________  _________  _________
  Weighted average number of common
  shares outstanding during the
  period used in loss per share
  (denominator)                   17,140,588 16,239,517 17,131,278 15,681,853
                                  __________ __________ __________ __________


  At June 30, 2002 and 2001, the Company had 1,788,076 and 1,173,076 warrants outstanding to purchase common stock of the Company at $.25 to $2.00 per share (See Note 7), and a convertible note payable wherein the holder could convert the note into a minimum of 470,000 and 0 shares of common stock (See
  Note 4) which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 8   GOING CONCERN

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

NOTE 9   SUBSEQUENT EVENTS

  Subsequent to the three months ended June 30, 2002 the Company borrowed an additional $9,406 from the shareholder. The note are payable on demand and accrue interest at a rate of prime plus 1%.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

     Over the next 12 months we plan to continue on our new business direction focusing our efforts on speech recognition programmers and businesses interested in incorporating and utilizing speech recognition in their companies. We plan to continue to expand our efforts in attracting speech recognition programmers and companies to use our VoiceTools as well as our customized programming and consulting services through the leads we generate by distributing our Voice Tools product as a free 30 day trial. Currently, our Voice Tools have been downloaded 45,000+ times through linking agreements we have with CNET, Microsoft, IBM, and ZDnet as well as through sponsored links on most popular search engines such as AOL, MSN, YAHOO, Google, Excite, Lycos, etc. Additionally, we have recently expanded our agreement with IBM which now names Wizzard as the Sole Distributor of IBM's ViaVoice SDK (programmer tools) for speech recognition as well as the Sole Distributor for the IBM ViaVoice speech recognition and text-to-speech engines. IBM will maintain a web site to filter leads to Wizzard for the purchase of licenses, the download of evaluation versions as well as technical support.

We plan to grow our revenues after years through:

     * Cross selling our voice tools, custom speech recognition programming services, speech recognition consulting services, technical support packages and commercial distribution licenses to speech recognition engines to the customers generated by lead through the download of our Voice Tools as well as leads from our IBM relationship.

In order to do so our Company plans:

     * The expansion of our distribution of our Voice Tools

     * Adding more sales personnel to pursue speech recognition consulting service contracts.

     * Adding more programmers to service custom speech recognition development contracts.

     * Growing marketing efforts for our EnvoxDevelopers.com joint venture, Medbuilder toolkit and IBM ViaVoice speech recognition and text-to-speech engines.

     Currently, we require approximately $65,000 per month to stay in operation. This is less than the $83,000 net cash used by operating activities in 2001, principally due to a reduction in the number of employees and related expenses.

     Our present cash on hand will last us only through the next two months. After that, we may have to curtail operations if we are not successful in our fund raising efforts. This could have an adverse effect on our future prospects.

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

Results of Operations.
----------------------

     During the second quarter of 2002, the Company recorded revenues of $44,089, an 8.5% increase of from $40,354 for the second quarter of 2001. The increase in Q2 2002 was due to further market penetration of the Company's Voice Tools product as well as the new relationship with IBM that allows the company to sell IBM's ViaVoice runtime speech recognition and TTS engines. For the six months ending June 30 of 2002 the Company recorded revenues of $98,703 a 38% increase from $61,146 in the six months ending June 30, 2001.

     During the second quarter of 2002, the Company had a cost of goods sold of $57,078 versus $19,020 in the first quarter of 2001. The increase in COGS is attributed in most part to $30,884 in non-cash amortization costs for the Speech System and Memorandum of Understanding acquisition. For the six months ended June 30, 2002, the Company recorded a cost of goods sold of $92,412 versus $25,577 for the six months ended June 30, 2001. The increase in COGS is attributed in most part to $59,581 in non-cash amortization costs for the speech System and Memorandum of Understand acquisition.

     During the second quarter of 2002, the Company recorded total operating expenses of $189,299, a 61% decrease from $487,131 in the second quarter of 2001. The is primarily attributable to the non cash expense of $350,000 for stock issued for consulting services expensed during the second quarter of 2001. General and Administrative costs were $186,806 versus $471,671 a year ago and Selling expenses were $2,493 versus $15,460 a year ago. For the six months ended June 30, 2002 the Company had total expenses of $347,969 versus $712,846 for the six months ended June 30, 2001. The is primarily attributable to the non cash expense of $350,000 for stock issued for consulting services expensed during the second quarter of 2001. The company further reduced its sales staff and sales efforts during the reorganization and acquisition periods of 2001. This reduction in expenses was a planned event by management in its efforts to decrease costs and focus on potentially more profitable segments of the speech industry, that being from the consumer market to marketing new custom programmed software products and consulting services to software programmers and businesses.

     During the second quarter of 2002, the Company had a Loss from Operation of $202,288, a 57% decrease from $465,797 in the second quarter of 2001. For the six months ended June 30, 2002, the company had a Loss from Operations of $341,678, a decrease of 50% versus a Loss from Operations of $677,277 for the six months ended June 30, 2001. The company attributes this decrease directly to the afore mentioned $350,000 non cash expense and the change in customer focus from marketing its IVA product to the consumer market to marketing new products and services to software programmers and businesses.

     During the second quarter of 2002, the Company had Other Expenses, primarily interest expense of $6,556 versus $0 in the same quarter of 2001. For the six months ended June 30, 2002, the Company had Other Expenses of $11,660 versus $15,898 in the six months ended June 30, 2001.

     During the second quarter of 2002, the Company had a Net Loss of $208,844, a 55% decrease from $465,797 in the second quarter of 2001. For the six months ended June 30, 2002, the Company had a Net Loss of 353,338, a 49% from $693,175 for the six months ended June 30, 2001.

     During the second quarter of 2002, the Company had a Loss per Common Share of .01 versus .03 for the second quarter in 2001. For the six months ended June 30, 2002, the Company had a Loss per Common Share of .02 vs. .04 in the six months ended June 30, 2001.

Liquidity and Capital Resources.
--------------------------------

       At June 30, 2002, the Company had working capital deficit of $273,666. Management has financed current operations through shareholder loans and current operations efforts. Management plans to issue common stock to raise additional capital to cover this deficit and ongoing operations. There is no guarantee the company will be successful in raising additional funds.

     For the six months ended June 30, 2002, the Company incurred $29,008 in non-cash expenses for legal services rendered versus $350,000 non-cash expenses a year ago for consulting services.

     For the six months ended June 30, 2002, the Company used $162,133 in net cash for operations versus $352,292 for the same period a year ago. This was due to a reduction in operational expenses as well as the ability for the company to use its stock to pay for services.

     For the six months ended June 30, 2002, the Company raised $189,040 from financing activities versus $357,073 in the six months ended June 30, 2001.

     For the six months ended June 30, 2002, the Company borrowed an additional $189,040 to finance operations and issued 37,145 restricted shares of common stock for $29,008 in legal services.

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

          None; not applicable.

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

                                         WIZZARD SOFTWARE CORPORATION

Date:  8/19/02                           By /s/ Christopher J. Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer

Date:  8/19/02                           By /s/ Armen Geronian
      --------                             ------------------------
                                           Armen Geronian, Director
                                           Secretary

Date:  8/19/02                           By /s/ Gordon Berry
      --------                             ------------------------
                                           Gordon Berry, Controller and
                                           Director

Date:  8/19/02                           By /s/ Alan Costilo
      --------                             ------------------------
                                           Alan Costilo, Director

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of Wizzard Software Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher J. Spencer, CEO, President, Treasurer and director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: 8/19/02                               /s/ Christopher J. Spencer
      ---------------                       -------------------------------
                                            CEO, President, Treasurer and
                                            director