Form 10KSB/A
period 2001-12-31
WIZZARD SOFTWARE CORP /CO
filed 2002-09-10
CIK 1074909

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB-A3

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

          In October, 2001, we authorized the issuance of 100,000 shares to Leonard W. Burningham, Esq., an "accredited" investor, in exchange for legal services rendered and to be rendered during fiscal 2001 at 50% of the last five days' average bid price of our common stock at the end of each monthly billing cycle. As of the date hereof, Mr. Burningham has been issued a total of 46,050 shares for services rendered to date. Branden T. Burningham, Esq., who is the son of Mr. Burningham and with whom he practices law, has also been issued a total of 8,837 shares for legal services rendered to date. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

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

      In order to fund operations Wizzard Software plans to raise $2 million in equity capital. We believe that this $2 million, less the $273,666 working capital deficit and the $285,000 in long term notes payable at June 30, 2002, will fund operations for approximately 22 months, assuming a monthly cash requirement of $65,000, as discussed below. We base this conclusion on the fact that we are actively pursuing the 40,000 individual programmers who have downloaded the free trial version of the ActiveX Voice Tools and that we have a prospective custom programming and consulting pipeline of approximately 4 million, of which we estimate we will be able to close on 10% to 25% per year. We built this pipeline with little marketing effort from following up with downloads or referrals. In order to achieve positive cash flow, we believe that we will have to close on 10% to 25% of potential custom programming or consulting contracts, which will require a slight increase in capital expenditures by corporate America. This will require us to add more sales personnel to pursue speech recognition and custom programming leads and to actively market our other products.

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

     During May 2001, in connection with the closing of the private placement the Company received 532,500 shares of the common stock from the placement agent in consideration for changing the minimum to be raised in the private offering from $3,000,000 to $500,000. The Company immediately canceled the shares of common stock returned. In connection with this change in the minimum offering, the Company issued warrants to purchase 540,000 shares of common stock at $1.00 per share to certain shareholders who contributed back 3,725,000 shares in connection with the reorganization agreement.

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


                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       WIZZARD SOFTWARE CORPORATION



Date:  9/6/02                         By /s/ Christopher J. Spencer
      --------------                    -------------------------------------
                                         Christopher J. Spencer
                                         Chief Executive Officer, President,
                                         Treasurer and Director


Date:  9/6/02                         By /s/ Gordon Berry
      --------------                    -------------------------------------
                                         Gordon Berry, Controller and Director



Date:  9/6/02                         By /s/ Armen Geronian
      --------------                    -------------------------------------
                                         Armen Geronian
                                         Director


Date: 9-6-02                          By /s/ Alan Costilo
     ---------------                    -------------------------------------
                                         Alan Costilo
                                         Director