Form 10KSB/A
period 2001-12-31
WIZZARD SOFTWARE CORP /CO
filed 2002-09-19
CIK 1074909

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB-A4

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

  In order to fund operations Wizzard Software plans to raise $2 million in equity capital. We believe that this $2 million, less the $273,666 working capital deficit and the $285,000 in long term notes payable at June 30, 2002, will fund operations for approximately 22 months, assuming a monthly cash requirement of $65,000, as discussed below. We base this conclusion on the fact that we are actively pursuing the 40,000 individual programmers who have downloaded the free trial version of the ActiveX Voice Tools and that we have a prospective custom programming and consulting pipeline of approximately $4 million. Of this amount, approximately 90% is from leads generated by programmers who have downloaded the trial version of the ActiveX Voice Tools.


  In order to be placed in our pipeline, we need to first determine that a prospect has a reasonable chance to become a paying customer. We determine this by first reviewing the detailed questionnaire that the prospect fills out when downloading the tools. We then follow up by contacting him or her through e-mail. After we have established a dialog and the prospect has requested a programming or consulting proposal or has expressed an interest in a contract, we will place him or her in the pipeline. Upon being placed in the pipeline, a prospect is deemed to have 0% chance of closing a contract with us. Based on follow-up contacts with him or her, the prospect's chances are adjusted accordingly. Once a prospect is deemed to have a 50% chance of closing, we will include 50% of the total potential revenue from the contract in the total dollar amount of the pipeline. As the chances increase above 50%, so does the percentage of the total potential revenue that is added to the pipeline dollar amount. The factors used in determining probability of closing are:

          the results of dialogs with the prospect;

          requests for detailed proposals; and

          whether the prospect has placed a deposit with us.

  Our sales people are evaluated based on the results that we have with prospects that the sales people place in the pipeline. If a person is overly optimistic and places an unreasonable amount of prospects in the pipeline, his or her job performance will receive a more negative evaluation than will an employee who more accurately evaluates prospects. We believe that this system helps us to keep our pipeline estimates conservative. Based on this system, we conservatively estimate that we will be able to close on 10% to 25% of customers in the pipeline.

   We built this pipeline with little marketing effort from following up with downloads or referrals. In order to achieve positive cash flow, we believe that we will have to close on 10% to 25% of potential custom programming or consulting contracts. If we close on that proportion of the $4 million in potential contracts, we will receive between $400,000 and $1,000,000. Based on a monthly cash requirement of $65,000, we will require $780,000 per year. As our pipeline grows larger, we will need to receive a progressively smaller proportion of potential contracts to break even. In order to meet our 10% to 25% goal, we believe that we will require a slight increase in capital expenditures by corporate America. This will require us to add more sales personnel to pursue speech recognition and custom programming leads and to actively market our other products.

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


  We have audited the accompanying statements of income, retained earnings and cash flows for Wizzard Software Corp. for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for Wizzard Software Corp. for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                            /s/Murphy & Murphy, CPA, LLC

                                            Murphy & Murphy, CPA, LLC
Clinton, Maryland
February 19, 2001


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

  Return of 532,500 shares of common stock from the placement agent in consideration for changing the minimum raised in the private placement from $3,000,000 to $500,000. The Company immediately canceled the common stock.

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

  The Company granted warrants to purchase 540,000 shares of common stock at $1.00 per share, expiring through August 6, 2003 to certain shareholders who contributed back 3,725,000 shares in connection with the reorganization agreement.

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


                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       WIZZARD SOFTWARE CORPORATION


Date:  9/19/02                        By /s/ Christopher J. Spencer
      --------------                    -------------------------------------
                                         Christopher J. Spencer
                                         Chief Executive Officer, President,
                                         Treasurer and Director


Date:  9-19-02                        By /s/ Gordon Berry
      --------------                    -------------------------------------
                                         Gordon Berry, Controller and Director


Date:  9-19-02                        By /s/ Armen Geronian
      --------------                    -------------------------------------
                                         Armen Geronian
                                         Director


Date: 9-19-02                         By /s/ Alan Costilo
     ---------------                    -------------------------------------
                                         Alan Costilo
                                         Director