Form 10QSB
period 2002-09-30
WIZZARD SOFTWARE CORP /CO
filed 2002-11-19
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2002
                           ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                 Commission File No.   333-69415
                                       ---------

                       WIZZARD SOFTWARE CORPORATION
                       ----------------------------
               (Name of Small Business Issuer in its Charter)

      COLORADO                                             87-0575577
      --------                                             ----------
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

                            October 30, 2002

                        Common - 17,165,750 shares

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

                           SEPTEMBER 30, 2002

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY


                                   CONTENTS

                                                                 PAGE


- Unaudited Condensed Consolidated Balance Sheet,
    September 30, 2002                                            2

- Unaudited Condensed Consolidated Statements of
    Operations, for the three and nine months ended
    September 30, 2002 and 2001                                   3

- Unaudited Condensed Consolidated Statements of Cash
    Flows, for the nine months ended September 30, 2002
    and 2001                                                  4 - 5

- Notes to Unaudited Condensed Consolidated Financial
    Statements                                               6 - 11


                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                            September 30,
                                                                 2002

CURRENT ASSETS:

     Cash in bank                                            $     27,123
     Accounts receivable                                           22,907
     Inventory                                                     24,480
     Prepaid Expenses                                              15,780
                                                             ------------
      Total Current Assets                                         90,290
                                                             ------------
PROPERTY & EQUIPMENT, net                                         110,774
                                                             ------------
OTHER ASSETS:
     Intangible assets, net                                       418,970
     Deposits                                                       2,000
                                                             ------------
      Total Other Assets                                          420,970
                                                             ------------
                                                             $    622,034
                                                             ============
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Accounts payable                                        $    119,625
     Accrued expenses                                              90,257
     Notes payable - related party                                338,718
                                                             ------------
      Total current liabilities                                   548,600
                                                             ------------
LONG-TERM OBLIGATIONS
     Loans payable-related party                                  285,000
                                                             ------------
      Total liabilities                                           833,600
                                                             ------------
NON-CONTROLLING INTEREST IN SUBSIDIARY                                  -
                                                             ------------
STOCKHOLDERS' EQUITY (DEFICIT):

     Preferred stock, $.001 par value, 1,000,000 shares
      authorized, no shares issued and outstanding                      -
     Common stock, $.001 par value, 100,000,000 shares
      authorized, 17,204,251 shares issued and outstanding         17,204
     Capital in excess of par value                             4,970,493
     Retained (Deficit)                                        (5,199,263)
                                                             ------------
      Total Stockholders' Equity (Deficit)                       (211,566)
                                                             ------------
                                                             $    622,034
                                                             ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  For the Three           For the Nine
                                  Months Ended            Months Ended
                                  September 30,           September 30,
                               ____________________  ____________________
                                 2002       2001       2002       2001
                               _________  _________  _________  _________
NET SALES                       $ 49,940  $  11,119  $ 148,643  $  72,265

COST OF GOOD SOLD                33,281      40,743    125,693     55,553
                              _________   _________  _________  _________
  Gross Profit                   16,659     (29,624)    22,950     16,712
                              _________   _________  _________  _________

EXPENSES:
  General and administrative    243,399     500,770    586,901    877,707
  Selling expenses               28,088      95,549     32,555    150,559
                              _________   _________  _________  _________
        Total Expenses          271,487     596,319    619,456  1,028,266
                              _________   _________  _________  _________
INCOME (LOSS) FROM OPERATIONS  (254,828)   (625,943)  (596,506)(1,011,554)
                               ________   _________  _________  _________

OTHER INCOME (EXPENSE):
  Other income                        -           -          -      1,917
  Interest expense               (8,804)   (251,135)   (20,464)  (268,950)
                              _________   _________  _________  _________
        Total Other Income
        (Expense)                (8,804)   (251,135)   (20,464)  (267,033)
                              _________   _________  _________  _________

INCOME (LOSS) BEFORE INCOME
TAXES                          (263,632)   (877,078)  (616,970)(1,278,587)

CURRENT TAX EXPENSE                   -           -          -          -

DEFERRED TAX EXPENSE                  -           -          -          -
                              _________   _________  _________  _________
NET (LOSS)                    $(263,632)  $(877,078) $(616,970)(1,278,587)
                              _________   _________  _________  _________

(LOSS) PER COMMON SHARE       $    (.01)  $    (.05) $    (.04) $    (.08)
                              _________   _________  _________  _________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Nine
                                                      Months Ended
                                                      September 30,
                                                   2002           2001
Cash Flows from Operating Activities:
 Net loss                                       $ (616,970)    $  (1,278,587)
 Adjustments to reconcile net loss
 to net cash used by operating activities:
  Depreciation and amortization expense            115,553            69,402
  Non-cash expense                                  69,978           790,740
  Change in assets and liabilities:
    (Increase) in accounts receivable              (20,907)              314
    Decrease in Inventory                            4,061               615
    Decrease in prepaid expenses                     3,637            (2,001)
    Increase (Decrease) in accounts payable         65,643           (61,558)
    Increase in accrued expenses                    20,492                 -
                                                ----------     -------------
      Net Cash (Used) by Operating Activities     (358,508)         (481,075)

Cash Flows from Investing Activities:
     Purchase of property & equipment               (6,905)          (22,997)
     Increase in notes receivable                        -           (34,917)
     Purchase of intangibles                           (82)                -
                                                ----------     -------------
       Net Cash (Used) by Investing Activities      (6,987)          (57,914)
                                                ----------     -------------
Cash Flows from Financing Activities:
     Proceeds from of common stock sales                 -           671,500
     Payment of stock offering costs                                 (66,527)
     Payments on long-term obligation                    -          (255,000)
     Proceeds from long-term obligation             50,000           250,000
     Proceeds from note payable
      - related party                              313,642            46,076
                                                ----------     -------------
   Net Cash Provided by Financing Activities       363,642           646,049
                                                ----------     -------------
Net Increase (Decrease) in Cash                     (1,853)          107,060
Cash at Beginning of Period                         28,976            54,143
                                                ----------     -------------
Cash at End of Period                           $   27,123     $     161,203
                                                ==========     =============
Supplemental Disclosures of
 Cash Flow Information:
     Cash paid during the periods for:
       Interest                                 $       -      $          -
       Income taxes                             $       -      $          -

                           (Continued)

             WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Continued)

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2002:

The Company issued 91,167 restricted shares of common stock for services valued at $69,978, at prices ranging from $.72 to $1.20 per share.

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

The Company issued warrants to purchase 60,000 shares of common stock with a fair value of $6,441 in connection with a consulting agreement.

The Company issued warrants to purchase 500,000 shares of common stock with a fair value of $99,243 in connection with a consulting agreement.

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

Consolidation   The financial statements presented reflect the accounts of
Wizzard Software Corporation, Wizzard Software Corp., and Speech Systems, Inc. as of September 30, 2002. At September 30, 2002 the Company held a 96% ownership interest in Wizzard Software Corp. The Company recorded no liability for the 4% non-contolling interest as Wizzard Software Corp. had a stockholders deficit at the time of merger. Further the net loss for Wizzard Software Corp. for the year ended September 30, 2002 applicable to the 4% non-controlling interest were not allocated to the non controlling interest as there is no obligation of the non-contolling interest to share in such losses. All significant inter-company transactions between the parent and subsidiary have been eliminated in consolidation.

Unaudited Condensed Financial Statements   The accompanying financial
statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents   For purposes of the financial statements, the
Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash balance at one financial institution located in Pittsburgh, Pennsylvania. At September 30, 2002, the Company had no uninsured cash balances.

Inventory   Is carried at the lower of cost or market.

Depreciation   Depreciation of property and equipment is provided on the
straight-line method over the estimated useful lives of the assets of five to thirty-nine years.

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

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at September 30, 2002.

Income Taxes   The Company accounts for income taxes in accordance with
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

Revenue Recognition   Revenue is recognized when earned. The Company's revenue
recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company sells packaged and custom software products and related voice recognition product development consulting. Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and
the software has been shipped.   Revenue is recognized, net of discount and
allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at September 30, 2002 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided. Such items are included in net revenues and amounted to $68,669 and $4,800 at September 30, 2002 and 2001, respectively.

Loss Per Share   The Company computes loss per share in accordance with
Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive [See Note 7].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification   The financials statements for the periods ended prior to
September 30, 2002 have been reclassified to conform to the headings and classifications used in the September 30, 2002 financial statements.

NOTE 2   INTANGIBLES

The Company has classified its intangible assets as a definite-life intangible asset and is amortizing them on a straight-line basis over two to five years. During the three months ended March 31, 2002, the Company completed its initial test of intangible assets for impairment in accordance with SFAS No.
142. The Company used the estimated future cash flows to test the remaining intangible assets for impairment and determined that the Company's intangible assets were not impaired. Amortization expense of $86,313 and $57,555 was recorded for the periods ended September 30, 2002 and 2001 and has been included in cost of goods sold. The following is a summary of intangibles at September 30, 2002:
                                                     Life   September 30, 2002
                                                     ----   ------------------

       Active X Voice Tools Software                  5 years      $500,000
       Trademarks, patents, website registrations  2 to 5 years      10,853
       Memorandum of Understanding                    5 years        66,227
                                                                  _________
                                                                    577,080
       Accumulated amortization                                    (158,110)
                                                                  _________
       Intangibles, net                                           $ 418,970
                                                                  _________

The remaining estimated aggregate amortization expense for next five years is as follows at September:
        2003                                       $ 115,021
        2004                                         114,898
        2005                                         114,171
        2006                                          71,081
        2007                                           3,799
                                                   _________
                                                   $ 418,970
                                                   _________

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   PROPERTY & EQUIPMENT
  The following is a summary of property and equipment:
                                                       September 30,
                                                           2002
                                                       ____________

       Furniture, fixtures and equipment               $    207,544
       Leasehold improvements                                36,482
       Software                                              39,502
                                                       ____________
                                                            283,528
       Accumulated Deprecation                             (172,754)
                                                       ____________
       Property & Equipment, net                       $    110,774
                                                       ____________

Depreciation expense for the nine months ended September 30, 2002 and 2001 was $29,240 and $19,427, respectively.

NOTE 4   NOTES PAYABLE

Convertible Note Payable - On September 14, 2001, the Company sold a Series 2001-A 8% convertible note of the Company in the amount of $250,000, with a maturity date of August 1, 2011. The Note is convertible in to the Company's common stock at the lessor of $.50 per share or 75% of the closing bid price. During the year ended December 31, 2001, $15,000 of the note with related accrued interest of $208 was converted into 30,416 shares of common stock. As the conversion price was below the fair value of the common stock on the date issued the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $250,000 discount on the note. The discount was recorded as interest expense on September 14, 2001 as the note is immediately convertible. The note further calls for the Company to register the underlying shares into which the note can be converted and if said share are not register as of March 15, 2002 the Company will owe a penalty of $7,500 and $10,000 for every month thereafter, accordingly the Company has included $67,500 in accounts payable for penalties
on the note at September 30, 2002.   As of September 30, 2002, the balance of
the note is $285,000 with related accrued interest payable of $19,634.

Related Party Note Payable   During the year ended December 31, 2001, a
shareholder loaned the Company $46,076. The demand note is unsecured and accrues interest at 5% per annum. As of September 30, 2002, a balance of $25,076 remained outstanding on the note with related accrued interest of $1,226.

During the nine months ended September 30, 2002, the Company borrowed from shareholders of the Company's $50,000, $66,222 and $72,818, respectively. These notes are payable on demand and accrue interest at a rate of prime plus 1%. At September 30, 2002, the Company had accrued interest of $32, $840 and $843 on the notes respectively.

NOTE 5   CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value. As of September 30, 2001, no shares were issued and outstanding.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   CAPITAL STOCK [Continued]

Common Stock - During the nine months ended September 30, 2002, the Company issued 90,217 shares of common stock for services rendered valued at $69,978, at $.36 to $1.20 per share.

In connection with the private placement of 671,500 shares of common stock issued during 2001, the Company is recording a 1% penalty per month, beginning November 26, 2001, for delays in the effectiveness of registering said shares. As of September 30, the Company has included $73,865 in accounts payable said penalties

Warrants   As of September 30, 2002, the Company had outstanding 1,788,076 warrants to purchase shares of common stock at $.25 to $2.00 expiring at various times through May 30, 2006. During the nine months ended September 30, 2002, no warrants were granted, exercised, forfeited, or cancelled.

NOTE 6   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2002 operating loss carryforwards of approximately $4,800,000 which may be applied against future taxable income and which expires in various years through 2022.

The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $1,632,000 as of September 30, 2002, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended September 30, 2002 is approximately $232,000.

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:
                                   For the Three            For the Nine
                                   Months Ended             Months Ended
                                   September 30,            September 30,
                                ____________________   _____________________
                                    2002     2001          2002      2001
                                ____________________   _____________________
  Earnings (loss) from continuing
  operations available to common
  shareholders (numerator)      $(263,632) $(877,078)  $(616,970)$(1,278,587)
                                _________  _________   _________ ___________
  Weighted average number of
  common shares outstanding
  during the period used in
  loss per share  (denominator) 17,155,665 16,921,894 17,150,229  16,469,475
                                __________ __________ __________ ___________

At September 30, 2002 the Company had 1,788,076 warrants outstanding to purchase common stock of the Company at $.25 to $2.00 per share (See Note 7), and a convertible note payable wherein the holder could convert the note into a minimum of 570,000 and 0 shares of common stock (See Note 4) which were not included in the loss per share computation because their effect would be anti-dilutive.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

     Over the next 12 months we plan to continue on our new business direction focusing our efforts on corporate and commercial speech recognition programmers and mainstream businesses interested in incorporating and utilizing speech recognition in their companies. We plan to continue to expand our efforts in attracting speech recognition programmers and companies to use our VoiceTools as well as our customized programming and consulting services through the leads we generate by distributing our Voice Tools product as a free 30 day trial. Currently, our Voice Tools have been downloaded 50,000+ times through linking agreements we have with CNET, Microsoft, IBM, and ZDnet as well as through sponsored links on most popular search engines such as AOL, MSN, YAHOO, Google, Excite, Lycos, etc. Additionally, we have recently expanded our agreement with IBM that now names Wizzard as the Sole Distributor of IBM's ViaVoice SDK (programmer tools) for speech recognition as well as the Sole Distributor for the IBM ViaVoice speech recognition and text-to-speech engines. IBM will maintain a web site to filter leads to Wizzard for the purchase of licenses, the download of evaluation versions as well as technical support.

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

Results of Operations.
----------------------

     During the third quarter of 2002, the Company recorded revenues of $49,940, a 450% increase of from $11,119 for the third quarter of 2001. The increase in Q3 2002 was due the increase revenues from custom programming and consulting services and the new relationship with IBM that allows the company to sell IBM's ViaVoice runtime speech recognition and TTS engines in an exclusive agreement with IBM to OEM customers in Europe, North America, South America, Africa and the Middle East. For the nine months ending September 30 of 2002 the Company recorded revenues of $148,643 a 100% increase from $72,265 in the nine months ending September 30, 2001.

     During the third quarter of 2002, the Company had a cost of goods sold of $33,281 versus $40,743 in the third quarter of 2001. The decrease in COGS is attributed in most part to a decrease in the units of voice tools sold during the quarter. For the nine months ended September 30, 2002, the Company recorded a cost of goods sold of $125,693 versus $55,553 for the nine months ended September 30, 2001. The increase in COGS is attributed in most part to labor cost associated with custom programming and consulting services and the non-cash amortization costs for the Speech System and Memorandum of Understand acquisition.

     During the third quarter of 2002, the Company recorded total operating expenses of $271,487, a 55% decrease from $596,319 in the third quarter of 2001. This is primarily attributable to the non-cash expense of $350,000 for stock issued for consulting services expensed during the third quarter of 2001. General and Administrative costs were $243,399 versus $500,770 a year ago and Selling expenses were $28,088 versus $95,549 a year ago. For the nine months ended September 30, 2002 the Company had total expenses of $619,456 versus $1,028,266 for the nine months ended September 30, 2001. This 40% decrease in expenses is primarily attributable to decrease in administrative salaries and the non-cash expense of $350,000 for stock issued for consulting services expensed during the third quarter of 2001. The company further reduced its sales staff and sales efforts during the reorganization and acquisition periods of 2001. This reduction in expenses was a planned event by management in its efforts to decrease costs and focus on a potentially more profitable segments of the speech industry, that being from the consumer market to marketing new custom programmed software products and consulting services to software programmers and businesses.

     During the third quarter of 2002, the Company had a Loss from Operation of $254,828, a 59% decrease from $625,943 in the third quarter of 2001. The Company attributes this decrease in losses to the decrease in non-cash consulting services. For the nine months ended September 30, 2002, the company had a Loss from Operations of $619,456, a decrease of 40% versus a Loss from Operations of $1,028,266 for the nine months ended September 30, 2001. The company attributes this decrease directly to the afore mentioned $350,000 non cash expense and the change in customer focus from marketing its IVA product to the consumer market to marketing new products and services to software programmers and businesses.

     During the third quarter of 2002, the Company had Other Expenses, primarily interest expense, of $8,804, a 96% decrease versus $251,135 in the same quarter of 2001. For the nine months ended September 30, 2002, the Company had Other Expenses of $20,464 versus $267,033 in the nine months ended September 30, 2001.

     During the third quarter of 2002, the Company had a Net Loss of $263,632, a 68% decrease from $887,078 in the third quarter of 2001. For the nine months ended September 30, 2002, the Company had a Net Loss of 616,970, a 51% decrease from $1,278,587 for the nine months ended September 30, 2001.

     During the third quarter of 2002, the Company had a Loss per Common Share of .01 versus .05 for the third quarter in 2001. For the nine months ended September 30, 2002, the Company had a Loss per Common Share of .04 vs. .08 in the nine months ended September 30, 2001. That is a 50% decrease in Loss per Common Share.

Liquidity and Capital Resources.
--------------------------------

       At June 30, 2002, the Company had working capital deficit of $458,310. Management has financed current operations through shareholder loans and cash flow. Management plans to issue common stock to raise additional capital to cover this deficit and ongoing operational expenses. There is no guarantee the company will be successful in raising additional funds.

     For the nine months ended September 30, 2002, the Company incurred $69,887 in non-cash expenses for legal services rendered $69,978 versus $790,740 non-cash expenses a year ago for legal and consulting services.

     For the nine months ended September 30, 2002, the Company used $358,508 in net cash for operations versus $481,075 for the same period a year ago. This was due to a reduction in operational expenses as well as the ability for the company to use its stock to pay for services.

     For the nine months ended September 30, 2002, the Company raised $363,642 from debt financing activities versus a net $646,049 in debt and equity financing for the nine months ended September 30, 2001. This is attributed to the need for less operating capital due to lower expenses and weakness in the economy and the tightening of the investment capital markets

     For the nine months ended September 30, 2002, the Company issued a total of 90,217 restricted shares of common stock for $69,978 in legal services and borrowed $363,642 to finance operations.

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

Item 3.   Controls and Procedures.
          ------------------------

     (a)  Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------

          As of a date that is within 90 days of the filing date of this Quarterly Report (the "Evaluation Date"), Wizzard's President and CEO, as well as the CFO, have carried out an evaluation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Commission). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

     (b)  Changes in Internal Controls.
          -----------------------------

          There were no significant changes in the Company's internal controls, or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
          ------------------------------------------

          Recent Sales of Unregistered Securities.
          ----------------------------------------

          The following table provides information about all "unregistered" and "restricted" securities that the Company has sold during the quarterly period ended September 30, 2002, and since then, which were not registered under the 1933 Act:

                                        Number
                         Date           of         Aggregate
Name of Owner            Acquired       Shares     Consideration
-------------            --------       ------     -------------


Leonard W. Burningham    7-23-02           600     Legal services valued at
                                                   $270

Branden T. Burningham    7-23-02           350     Legal services valued at
                                                   $157.50

Leonard W. Burningham    8-15-02        39,803     Legal services valued at
                                                   $15,149.97

Branden T. Burningham    8-15-02        13,269     Legal services valued at
                                                   $5,174.91


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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               Current Report on Form 8-K, dated September 16, 2002, and filed with the Securities and Exchange Commission on September 18, 2002.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION


Date: 11/19/02                             /s/ Christopher Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer


Date: 11/19/02                             /s/ Armen Geronian
      --------                             ------------------------
                                           Armen Geronian, Director
                                           Secretary


Date: 11/19/02                             /s/ Gordon Berry
      --------                             ------------------------
                                           Gordon Berry, Controller and
                                           Director


Date: 11/19/02                             /s/ Alan Costilo
      --------                             ------------------------
                                           Alan Costilo, Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Christopher J. Spencer, Chief Executive Officer, President and Treasurer of Wizzard Software Corporation (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: 11/19/02                      Signature: /s/ Christopher Spencer
                                               ---------------------------
                                               Christopher J. Spencer
                                               Chief Executive Officer,
                                               President and Treasurer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Gordon Berry, Controller of Wizzard Software Corporation (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;
     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: 11/19/02                      Signature: /s/ Gordon Berry
                                               ---------------------
                                               Gordon Berry
                                               Controller

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly report of Wizzard Software Corporation (the "Registrant") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), we, Christopher J. Spencer, CEO, President, Treasurer and director of the Registrant, and Gordon Berry, Controller of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: 11/18/02                             /s/ Christopher Spencer
      ---------------                       -------------------------------
                                            Christopher J. Spencer
                                            CEO, President, Treasurer and
                                            director


Dated: 11/19/02                             /s/ Gordon Berry
      ---------------                       -------------------------------
                                            Gordon Berry
                                            Controller