Form 10KSB
period 2002-12-31
WIZZARD SOFTWARE CORP /CO
filed 2003-04-11
CIK 1074909

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                        Commission File No. 333-69415


                         WIZZARD SOFTWARE CORPORATION
                         ----------------------------
                 (Name of Small Business Issuer in its Charter)

          COLORADO                                     87-0575577
          --------                                     ----------
(State or Other Jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                                 424 Gold Way
                        Pittsburgh, Pennsylvania  15213
                        -------------------------------
                    (Address of Principal Executive Offices)

                   Issuer's Telephone Number:  (412) 621-0902


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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2002 - $346,116.
     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 3, 2003 - $8,203. There are approximately 8,203,117 shares of common voting stock of the Registrant held by non-affiliates. Because there is no "established trading market" for our shares, these shares have been arbitrarily valued at par value of $0.001 per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              April 3, 2003

                                19,781,217

                   DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     For a description of the business development of Wizzard Software Corporation, a Colorado corporation ("Wizzard"), through the year ended December 31, 2001, see its Annual Reports on Form 10-KSB for the years ended December 31, 1999, 2000 and 2001, which are incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

     On October 26, 2001, we filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register 3,059,238 shares of our common stock that are held by certain selling stockholders, and an additional 2,288,076 shares of common stock underlying outstanding warrants and convertible notes. The Securities and Exchange Commission declared the registration statement effective on October 2, 2002. The sales of these securities by the selling security holders may have an adverse effect on any public market for our common stock. See the caption "Market for Common
Equity and Related Stockholder Matters" of this Report.
     Business.
     ---------

Introduction

     Wizzard is engaged in the research, development, marketing and sales of speech technology software products and services designed to allow various forms of personal computers to:

     * understand human spoken language "speech recognition (SR)" and perform actions or turn the spoken language into readable, searchable and archived text; and

     * speak out-loud "text to speech (TTS)" in a manner which allows humans to hear text being spoken out loud by the computer.

     We offer products in over 10 different languages on a worldwide basis.
By using speech technologies businesses can increase worker productivity, save money on transcription services, combat repetitive stress injuries, add value and additional functionality to product offerings, comply with disability regulations and begin the transition from manual to verbal interaction with computers.

     "Voice Tools" is Wizzard's primary software product line and is described as Software Application Development Tools, of which over 75,000 copies have been distributed worldwide since the product line was launched in November, 2001. During 2002, Wizzard has expanded and upgraded its Voice Tools line to include Voice Tools that support IBM standards as well as Microsoft standards. Voice Tools, along with other software products we offer from IBM and other companies, is how we generate interest and sales for our Speech Technology Consulting Services Division from businesses and programmers.

     Wizzard's Speech Technology Consulting Services Division is the evolutionary result of its original founding (1996) business plan of becoming the leading complete speech technology solution provider to Global 5000 businesses. Our Consulting Division offers a wide variety of business solutions that employ speech technology related services including custom programming, end user training and support, quality assurance testing, return on investment evaluation and application developer support.

     Management feels that Wizzard has effectively begun the process of becoming a one-stop-shop for businesses looking for business solutions where speech technology may be a viable component. By offering programming tools, TTS and SR engines and vocabularies as well as a complete array of services, business can find just about everything they require to add speech technology to their products and for their workforce.

     Two early adopters of speech technology are the financial and medical industries. Banks have been an aggressive adopter of TTS for their ATM networks to meet the federal requirements of full access to technology for the visually impaired. There are over 1,000,000 ATM's in use worldwide with approximately 50,000 new ATM's installed annually. Hospitals and doctors have traditionally dictated patient records and find SR a cost saving alternative to traditional transcription services. The medical transcription industry is approximately a $4.0B market in the U.S. Both markets have employed our products and services.

     Wizzard's executive and administrative offices are located at 424 Gold Way, Pittsburgh, Pennsylvania 15213. Our telephone number is 412-621-0902 and an e-mail address for investor inquiries is ir@wizzardsoftware.com.

     Forward-Looking Statements.
     ---------------------------

     To keep investors informed of Wizzard's future plans and objectives, this Annual Report on Form 10-KSB and other reports and statements issued by Wizzard and its officers from time to time contain certain statements concerning Wizzard's future results, future performance, intentions, objectives, plans and expectations that are, or may be deemed to be, "forward-looking" statements. Our ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions, could cause Wizzard's actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our ability to execute our business strategy (see "Business Strategy"), to profit from our products and services as expected (see "Products and Product Development"), to compete (see "Competition"), to maintain superior technological capability, to foresee changes and to continue to identify, develop and commercialize innovative and competitive products and services, to penetrate different markets and successfully expand its revenue (see "Marketing and Sales"), to attract and retain technologically qualified personnel, particularly in the areas of sales and research and development (see "Employees"), and our ability to generate cash flow and obtain financing to support our operations and growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources") and other risks described in this Annual Report on Form 10-KSB and other filings with the SEC.

     Industry Overview.
     ------------------

     During the past few years, there has been an increasing rise in the adoption of speech technologies including speech recognition (SR) and text-to-speech (TTS). The rise in the industry has been paralleled by a more mobile, overworked and time restrained workforce in the U.S. and internationally. Speech technology has been introduced recently into telephone answering systems, personal computers, ATM banking systems, handheld PDA computing devices, consumer toys and video games, call center call flow routing, transcription services, closed captioning and a host of other products and services.

     Generally, the speech technology industry is broken into three separate technical categories: Telephony, Desktop and Embedded. While all three incorporate SR and TTS, the SR and TTS technology is different due to various technical specifications. It is common for most solution providers, as opposed to original equipment manufacturers, to focus on one of the three technical sectors.

     Telephony - SR and TTS are used to communicate with a user over the
telephone where the SR and TTS are hosted on a    server that the user calls
into.

     Desktop - SR and TTS used to interact with a user with a personal computer where the SR and TTS reside on the personal computer.

     Embedded - SR and TTS are used to interact with a user of a portable or
small device where the SR and TTS reside on a     microchip embedded inside
the
device.

     Wizzard generates over 85% of its revenue in the Desktop segment of the industry. Traditionally, when people think of Desktop personal computers they think of the computer they use at home or at work. This is correct, but personal computers as defined here, are also used to run a host of technologies such as ATM's, slot machines, automobiles, back end servers, and cash registers.

     By incorporating speech technology, users can interact with computers verbally, rather than manually. Verbal interaction can save time, increase productivity, reduce physical strain on fingers, allow access for people with visual disabilities, add value to existing products and save money. It is management's opinion that speech interaction with computers, as opposed to manual interaction, is THE future user interface and management finds it amazing that in a world where man can fly to outer space, go 300 mph in an automobile, and dissect the human DNA structure, that people are still forced to use their fingers entering characters and digits, one at a time while interacting with sophisticated computers.

     According to Frost & Sullivan, the North American speech recognition technologies market generated US $121.6 million in 2001 and could reach $2.18 billion by 2006. This estimate is in line with IDC's prediction that the core speech technology market will be worth $2.5 billion in 2005. Cahners In-Stat Group expects the market to grow from $200 million in 2001 to $2.7 billion by 2005. Datamonitor predicts that global investment in business applications of speech recognition technology will grow from $650 million today to $5.6 billion in 2006. Market research firm Datamonitor states that global investment in voice technologies in 2001 increased 33% over 2000 investment, and is set to grow at a rate of 43% between 2000-2006. The Kelsey Group forecasts that global expenditures on speech-related services will reach $41 billion by 2005.

     Further, Wizzard believes that its products and services are well suited to capture a significant portion of the growing speech technology interest and adoption by businesses worldwide.

     Business Strategy.
     ------------------

     Wizzard's objective is to be the leading desktop speech technology solution provider to Global 5000 businesses, providing world-class products, services and complete solutions to enhance productivity, provide access, save time and reduce costs for our customers.

     To achieve this objective, Wizzard intends to pursue the following strategies:

     Grow Sales by Focusing on Defined Target Markets. Wizzard has identified a number of horizontal and vertical market segments (see "Markets") that it intends to continue penetrating through its direct sales force and partners.

     Wizzard receives tens of thousands of qualified leads from businesses each year that are interested in incorporating a form of speech technology into their company, products and/or services. The data collected from these qualified leads offers Wizzard a unique glimpse into the future of the market and allows us to leverage this data by developing products and targeting markets that are demonstrating the most potential. With this unique opportunity, Wizzard is able to base business decisions on customer demand.

     Additionally, Wizzard continues to build a growing network of partners, value added resellers, independent software venders and distributors that have demonstrated comprehensive market knowledge in their sectors. Wizzard believes that by combining the established customer base of partners, VAR's, ISV's and distributors with the benefits provided by our experience, intellectual property and services, sales can accelerate faster than by using a direct sales force alone.

     Through the use of strategic partners, Wizzard intends to leverage its own internal marketing and sales resources to achieve more rapid foreign and domestic market penetration. Wizzard also intends to continue marketing to large national accounts in those target segments to build multiple reference accounts, expand sales within those segments, and to expand into other segments. These reference accounts can also provide our product and R&D organizations with valuable direct feedback from customers for future product development.

     Leverage Core Competencies. Wizzard believes its core competencies, which have been developed since its inception, are the integration and adaptation of innovative speech related software and services that enhance workforce productivity, reduce expenses for customers and allow access to technology for people with visual disabilities.

     Consistent with this strategy, Wizzard will continue to focus on the integration of speech technology with software applications utilizing its proprietary Voice Tools technology while offering services to businesses and programmers based on years of experience.

      Develop and Strengthen Strategic Alliances. Wizzard has established and intends to continue to establish strategic alliances with world-class OEM partners such as IBM, Microsoft, and AT&T to provide their proprietary speech engines as the foundation of our products and services. By acquiring the rights to distribute our partners speech engines on an OEM basis, and in some cases as the Sole Distributor, Wizzard can leverage their name recognition, 20+ years of research and development, as well as the potential customers they forward to us as a means to inexpensively generate sales leads and revenue. Currently, Wizzard has several of these types of alliances and plans to pursue additional strategic associations to enhance its product offerings and expand its marketing activities.

     Pursue Acquisitions and Mergers. Wizzard is actively investigating potential mergers and acquisitions to add to its customer base and intellectual property, obtain access to enabling and complementary technologies and products, and allow it to provide a broader range of products and services. Because Wizzard has been successful in its marketing efforts to businesses and software developers and has consistently received thousands of requests for various types of speech applications, management feels that Wizzard is in a uniquely competitive position to gauge what speech related products are in demand at any given time. Management plans to leverage this competitive advantage by pursuing potential acquisitions and mergers in the early stages of interest from our customer base. However, there can be no assurances that we will be successful in identifying and completing such mergers or acquisitions on suitable terms. During 2001, we completed the acquisition of Speech Systems, Inc.

      Strengthen Portfolio Intellectual Property. In the seven years that Wizzard has operated in the speech technology space it has developed a significant amount of knowledge, proprietary know-how and expertise, which it also believes adds significant value to its IP portfolio. Wizzard intends to continue building and strengthening this portfolio, which it considers to be one of its most significant assets and potential revenue sources.

      Utilize Licensing to Enhance Revenues. Wizzard intends to establish licenses with industry leaders to leverage its core Voice Tools technology. Currently, IBM and Microsoft promote Wizzard's Voice Tools product line and its business plan calls for the number of businesses promoting, bundling, and utilizing Wizzard's intellectual property to expand in the upcoming years. There can be no assurances this will happen in the referenced timeframe or at all.

      Provide Customized Solutions for Diverse Customer Needs. Through Wizzard's Consulting Division, it has in-house software and service evaluation, design and execution capabilities to complement its product strengths. We believe that our experience with speech technology will help us differentiate ourselves from our competition as we market our solutions to customers and potential customers that may implement speech technology in the future. Management feels the largest potential for future growth lies in the area of customized speech solutions.

      Maintain Technology Leadership. We are committed to achieving and maintaining technological superiority in its services through the continuous reassessment of product performance and the utilization and integration of state-of-the-art software technologies. In addition to internal efforts to maintain technical leadership, Wizzard works with partners and sits on committees such as Microsoft's SAPI advisory board. By leveraging these types of relationships with the largest companies in the speech industry, Wizzard has the opportunity to consistently be at the technical forefront of the industry. Additionally, recent product development has been largely driven by direct and in-depth communication with our customers and partners (see "Products and Product Development").

      Commitment to Open and Multiple Architectures. We utilize standard software architectures and designs our products using the leading industry specifications from IBM, Microsoft and ScanSoft. This open approach has allowed us to readily incorporate the latest core engines from the largest companies in the speech industry. By remaining technologically "neutral", our customers are also able to use the products with the most popular industry standards available in the world.

     Products and Product Development.
     ---------------------------------

     Products.
     ---------

     Wizzard has three focused divisions to serve customer's unique product requests:

     *  Consulting Division

     *  Tools & Engines Division

     *  Support Division

     Tools & Engines Division Products:

     Voice Tools 7.3 for SAPI SDK- An award winning set of ActiveX/COM controls and objects which allow developers to create speech recognition applications that work with all SAPI 5.x speech recognition engines (including Microsoft's in OfficeXP and WindowsXP).

     Voice Tools 7.3 for SMAPI SDK- A set of ActiveX/COM controls and objects which allow developers to create speech recognition applications that work with the IBM ViaVoice speech recognition engine.

     Voice Tools Commercial Distribution License - A license that allows software developers to distribute software applications incorporating speech technology developed with Wizzard's Voice Tools product line.

     Voice Tools for Messaging - Voice Tools for Messaging - A set of ActiveX/COM controls and objects which allow you to access MS Exchange and MS Outlook e-mail and other information by way of voice commands through the telephone.

     Lexicon Tools for SAPI - a set of 12, 32-bit OLE OCX custom controls and DLL objects - each one having its own properties, functions (methods) and events. Using Voice Tools controls in the application development environment is similar to using any other standard controls such as a text box or a combo box.

     VoiceNET Roving Speech Profile is a utility that allows IBM ViaVoice users to access their voice files from any workstation within a network.

     IBM ViaVoice Dictation SDK for Windows - A software developer's kit that allows software programmers to incorporate IBM's ViaVoice speech recognition into software applications. Wizzard is the sole distributor of the IBM ViaVoice SDK for speech recognition development using their powerful ViaVoice speech recognition engine in most parts of the world.

     IBM ViaVoice Text-To-Speech SDK for Windows - A software developer's kit that allows software programmers to incorporate IBM's Text-To-Speech into software applications. Wizzard is the sole distributor of the IBM ViaVoice Text-To-Speech SDK for TTS application development in most parts of the world.
     IBM ViaVoice Dictation and TTS Runtime engines for Windows - Distributable engines for IBM ViaVoice Speech Recognition and Text-To-Speech in the following languages: US English, UK English, Italian, German, French, Brazilian Portuguese, Spanish, Canadian French, Mexican Spanish, Finnish, Chinese.

     IBM ViaVoice Medical and Legal Vocabularies - Allows programmers to increase speech recognition accuracy by adding industry specific vocabulary words to ViaVoice speech enabled application in the following languages: US English, Italian, German, Spanish, UK English.

     Audio Analyzzer - Batch audio processing application and license that allows for the processing of electronic audio files into searchable, readable text.

     Support Division Products:

     Speech Developer Application Support: A basic four hour support package for new developers who are unfamiliar with speech recognition programming.

     Pay-Per-Incident Support - Fee-based support with technical support representatives for Wizzard's business products. For other products, this option provides after-hours support and supplements.

     Priority Annual Support - For small to medium sized businesses, fee-based annual support across groups of Wizzard products with priority access to support representatives.

     Priority Plus - For small to medium sized businesses, an annual plan of 100 incidents, with high-priority access and information targeted for help desk and information technology professionals to help with support planning.

     Premier Support - For large enterprise businesses, the highest priority level of mission-critical support and a direct relationship with Wizzard Software through a personal technical account manager.

     Consulting Division Products:

     Business Solutions - Our compliment of business experts provide consultative services to assist business in identifying problems, areas, of improvement, potential for increased revenue, opportunities for savings, improved customer service and of course, ROI. Wizzard can then assist in crafting a business solution, and a full plan for implementation. Speech technology and our products are then employed where they contribute to the success of the solution. Wizzard consultants also function as integrators, assisting the client in identifying and employing the various components beyond Wizzard products that are required in the solution. We can then also function as the project manager to guide and achieve the desired result.

     Custom Programming Services - Wizzard's internal Verbal Computing Development Platform allows our internal developer force to create customized speech solutions for customer's specific requirements. Using proprietary development tools Wizzard creates reliable speech solutions, quickly and economically. We can port the solution to more than 10 different languages and customize the vocabularies to specific needs.

     Quality Assurance Testing For Your Speech Application - Wizzard's multi-language, linguistically experienced speech team can provide critical quality assurance functions. Our team can help you "polish" your application to ensure that it performs effectively and at the desired level of accuracy to meet pre-determined expectations.

     Speech Programmer's Enterprise Application Kit (SPEAK) - For new programmers of speech technologies, SPEAK offers a complete package designed to develop, support and distribute Windows based applications which utilize speech recognition and text-to-speech as an input - output user interface.

     Speech Developer Education Package: For the professional organization that needs to educate multiple developers on speech recognition technology, Wizzard has developed an intensive three-day classroom training course.

     Strategic Speech Planning Package: For the professional organization that needs to integrate speech recognition into its operation, this 10 day consulting engagement offers classroom training, application demonstrations and feasibility discussions.

     Product Development.
     --------------------

     Wizzard's approach to development of speech technology products is to internally create the core tools that cover a wide array of functionality, architecture, and performance issues. Wizzard's development is done in-house in our Pittsburgh offices. For customized solutions, we require customers to submit "Requirement Documents" from which we can assess what internal tools will be required in addition to the time and materials necessary to complete the project for the customer. Based upon this detailed Requirement Document, a technical foundation is diagrammed and returned to the customer for approval. Upon receiving approval from the customer, the initial development work begins. We have created hundreds of programming objects and modules, or pieces of software code, which allow our engineers to create speech enabled applications quickly and efficiently. Our programmers use these modules to create applications without having to "recreate the wheel" for every customer. A majority of the customized production is completed in advance and the project requires only that the correct modules be pieced together. Continuous interaction between the customer and our Project Manager and programmers is maintained throughout the process. Upon certain milestones being met, the project proceeds until completion and through a rigorous quality assurance testing process.

     Marketing and Sales.
     --------------------

     Markets.
     --------

     Wizzard provides business solutions that incorporate software programming tools, speech technology engines, custom solution project management, developer and end user support and programming services to the medical, law enforcement, military/government, insurance, Kiosk, financial, and media software markets. In addition, Wizzard has also been providing integration and consulting services to many of its commercial customers as they roll out our various software products.
      We have identified a number of industries and a number of industry-specific vertical segments that we believe have the potential for high rates of return on the deployment of our products.

     Military/Government: The U.S. military has always been an early adopter of technology and has proven a significant interest in speech recognition. Wizzard has completed several projects for various military divisions including prescription entry for the largest military hospital in the US, flight simulator interaction for the U.S. Navy and artillery positioning for the U.S. Army. Management feels that the U.S. military, along with the government sector as a whole, will continue to be a driving customer force in the speech industry.

     Kiosks: Banks have been aggressive adopters of TTS technology to include with their ATM cash dispenser machines allowing customers with visual and other disabilities to have the same access to technology, as do all customers. Under regulation 508 of the Federal Disabilities Act, the government requires certain business to provide access for individuals that are physically challenged. Text-to-speech offers banks and other kiosk related products and services the ability to communicate with all users verbally, rather than visually placing text on a screen. We have several large banking customers that incorporate technology purchased from us.

     Insurance: The data entry and accident assessment sectors of the insurance industry have consistently expressed a desire to incorporate speech recognition in their repetitious and time consuming jobs. Due to the limited vocabularies of the insurance industry and the ability Wizzard has to limit accuracy ratios based on predetermined field forms, we feel that the insurance industry will be a source of ongoing business for the Consulting Division.

     High Technology: Adding value to current software and hardware offerings by incorporating speech recognition and/or text-to-speech is becoming a more appealing idea for software developers and computer manufacturers. Talking instructional manuals, personal "assistants" and speech commands are just a few of the ways in which high technology firms are adopting speech technologies.

     Transcription: Both the medical and legal industries are large users of outsourced transcription services that will benefit as transcription services adopt speech recognition for transcription input and text-to-speech for "eyes free" proof reading assistance. Studies show that by using speech recognition, transcription services can reduce per page costs by up to 10%. For transcription services, an already tight profit margin industry, this 10% savings can be one of the initial "return on investment" models the speech technology industry needs to allow for substantial and sustained growth.

     Law Enforcement: Manpower intensive market segments such as police departments have demonstrated strong interest in the use of TTS and SR. Benefits of the technology include the ability to interact with in-car laptop computers while maintaining visual contact with potential suspects and thus safeguarding the law enforcement officer. SR can reduce the amount of time a worker spends filling out paperwork each day allowing for more time spent in the field and less in the office.

     Medical: In the U.S., this segment includes approximately 12 million workers and applications range from emergency medical records to radiology dictation. Wizzard believes that speech recognition presents a great potential in saving medical personnel time. By needing fewer healthcare personnel to perform a complex task, while at the same time increasing already strained productivity, it allows medical administrators to reallocate workers offering better service to their patients. Wizzard has completed several successful projects in the medical market and offers a wide variety of vocabularies, programming tools and services for this market.

     Media: Wizzard's Audio Analyzzer allows for the conversion of recorded media to text on a delayed basis. Customer interest has come in the radio, television and other segments of the Media market. Management expects television's closed captioning service to evolved from human transcriptions to speech recognition based solutions in the next 5 years. Also, Wizzard has noticed an increase in demand for converting radio and other electronic media formats to text for searching and archival purposes.

     Entertainment: With the continued growth of the $10.9 billion personal computer gaming market, Wizzard believes that speech recognition will play an important role in the overall future growth of the segment. It is becoming more common for headset microphones to be involved in computer gaming due to the increase in "team playing" and interactive games. Gamers can communicate with others while utilizing the same microphone to command and control through speech recognition various functions of a game while at the same time dictating text in gaming chat rooms.

     Telecommunications: The primary application in this segment is Interactive Voice Response units. Using a human sounding text-to-speech generated voice to answer a business telephone while using speech recognition to quickly attempt to identify a caller's general purpose for calling, saves valuable time and resources for businesses both large and small. Call determination and routing can consume a call centers operators time without necessarily producing results. By allowing for computer driven interaction with a caller, data can be collected, call flow routing determined and information delivered so the right person within a company can answer and respond to a caller with the requested information immediately available.

     Education: In the U.S., this segment includes approximately 11 million workers and 15.5 million students grade 9-12. Both text-to-speech and speech recognition have generated much interest from educational workers. From language instruction to dictation training, the education market has been an early adopter of speech technology. Wizzard also sees potential benefits in training students to use speech technologies as the future interface of computers at young ages.

     Transportation: The transportation market is driven by high-dollar assets and the ability to readily determine the costs of downtime. This segment includes airlines, railways, trucking, automobile and maritime transportation. There are over approximately 5 million workers in the U.S. involved in transportation. The transportation industry has proven to be an early adopter of both speech recognition and text-to-speech technologies utilizing them in reservation call centers, on-board automobiles for data retrieval, as well as data entry of deliveries and pick-ups in the trucking sector.

     Marketing.
     ----------

     The segments identified in the above "Markets" section were selected as the most promising in which Wizzard believes it can achieve productivity savings and rapid paybacks for customers through the use of its products and services. Wizzard has completed projects and/or established pilot projects with customers within many of the identified segments. We typically use these completed projects and pilot projects to:

     * provide detailed data on productivity improvements and returns on investment from the use of our products;

     *  obtain reference accounts for prospective customers;

     *  generate sales to customers participating in the pilot-projects;

     *  generate sales to additional customers within the segment; and

     * use the benefits generated within that segment to position the product within other segments.

     Wizzard has established a four level marketing and distribution strategy to maximize market penetration through the generation of revenues from the following channels:

     Direct Company sales force: Targeting major accounts, such as Fortune 1000 companies, the purpose of the direct sales force is to assist the client in identifying business problems and/or opportunities for improvement. We can then sell solutions utilizing its products directly to targeted customers without the use of third parties. The direct sales force guides the customer through the initial identification, educational, testing and trial process through the completion of the project and then continues to offer additional services and support.

     Value-Added Resellers ("VAR's"): In addition to VAR's, this channel also includes system integrators, partners and original equipment manufacturers ("OEM's"). These businesses typically have significant technical and industry expertise and may bundle our products with their own products and services. The end result is often a solution tailored to the specific requirements of a customer or industry. By using the VAR's expertise and relationships, Wizzard is able to typically penetrate markets and customers more quickly and at a lower fixed cost than trying to establish the customer and industry specific knowledge, solutions and relationships necessary for a successful sale.

     Telemarketing and e-commerce: This channel obtains revenues from existing and new customers by using our website or in response to direct internet and telephone queries. Through linking agreements, several partners such as IBM and Microsoft promote Wizzard's products and services directly sending qualified leads to our website. Additionally, Wizzard "rents" or pays for keyword advertising from the most popular search engines on the Internet. By typing in industry specific technical keywords such as SAPI, programmers are served search results with Wizzard's "advertisement" listed first in most search engines such as Yahoo, Google, MSN, AOL, etc. We also have acquired specific domain names and hosts numerous web sites that allow for "higher" statistical ranking in many search engines driving more traffic to our website.

     Distributors: Wizzard is currently building an international distribution network to generate sales for our Tools and Engines Division while qualifying leads for our Consulting Division. Due to the specific language customization for speech technology, Wizzard finds it beneficial to have distributors in multiple countries where many various languages are spoken. These distributors purchase our Tools and Engines at reduced rates and offer additional services based on the specific project.

     To position Wizzard within these identified segments and in the market for speech technology as a whole, we are continuing a marketing program that includes participation in industry-specific trade shows, selected press coverage, and exhibitions at special events such as the annual SpeechTEK Conference. Often, Wizzard's partner's IBM or Microsoft will invite Wizzard to participate at these events sharing booth space and cooperating on marketing issues.

     Sales.
     ------

     Historically, most of our orders, especially for the Tools and Engines Division, are filled within a short period after the receipt of the customer order. In most cases, before the product is shipped the credit card of the customer has been billed or another form of payment has been received. Therefore, Wizzard has not historically had a significant backlog for orders, including at December 31, 2002. Since custom programming projects are typically built to order and involve specific payments based on milestone achievement, no backlog of orders is calculated for custom programming jobs. This covers the time it takes us to order, build, test, configure and ship the solution to the customer. For projects like this, we bill on a time and materials basis but occasionally will work with fixed pricing based on the level of risk assumed and the customer's requirements.

     Key Suppliers.
     --------------

     Although we believe there are multiple sources for many hardware and software components in our products, we depend heavily on our suppliers.
While management believes that Wizzard could adapt to supply interruptions, such occurrences could necessitate changes in suppliers and cause us to experience temporary delays or interruptions in supply while such changes are tested and incorporated. Specifically, we purchase blank CD-ROM's with corporate and product logo printed on the cover to which we "burn" our products for shipment to customers. Also, with many products, we purchase and include a noise canceling headset microphone. Finally, we "bundle" speech and agent technology with our products, including IBM ViaVoice, MS Agent Technology and other key speech components. Any disruptions in supply of necessary hardware or software components from our key suppliers could have a material adverse effect on us.

     Production.
     -----------

     Wizzard does very little traditional production of its products. In most cases a CD-ROM is shipped using standard USPS priority mail packaging with a headset microphone and marketing materials included. Internally, Wizzard "burns" its own CD-ROMs that it purchases from outside suppliers. The process of "burning" a CD-ROM is basic and requires very little time and knowledge.
As business grows, we may have to purchase additional hardware to avoid disruptions in producing our products, but these additional purchases are not material in terms of dollars spent.

     Wizzard produces the majority of its sales and market materials in-house using standard office equipment such as high dpi scanners, color laser printers and various forms of paper. Occasionally, we will outsource the design and production of our marketing and sales materials to various local printers.

     Product Warranties and Limitations of Liability.
     ------------------------------------------------

     For our custom programming projects, a competitive industry standard warranty is arranged in most cases prior to the signing of the initial order, limiting our liability while giving the customer the confidence to request and complete the project.

     For our end user software products, a 30-day money back guarantee is often included in the price of the software application. Each software application comes with the following disclaimer of warranty and limitation of liability:

     "Disclaimer of Warranty

     The Software is provided AS-IS without warranty of any kind.

     To the maximum extent permitted by applicable law, Wizzard Softwareand its suppliers, disclaim all other warranties (or conditions), either expressed or implied, including, but not limited to, implied warranties of merchantability, fitness for a particular purpose, title and non-infringement with respect to the software and written materials accompanying the software. This limited warranty (condition) gives you specific legal rights. You may have others which very from state/jurisdiction to state/jurisdiction.

     Limitation of Liability

     To the maximum extent permitted by applicable law, in no event shall Wizzard Software or its suppliers be liable for any damages whatsoever (including, without limitation, damages for loss of profits, business interruption, loss of information, or any other pecuniary loss) arising out of the use of or inability to use this Wizzard Software product, even if Wizzard Software has been advised of the possibility of such damages. Because some state/jurisdictions do not allow the exclusion or limitation of liability for consequential or incidental damages, the above limitation may not apply to you. The forgoing limitations of warranty (condition) and liability inure to the benefit of wizzard software suppliers."

     For third party products, we offer sometimes, but not always, a 30-day money back guarantee with the warranty and liability being maintained by the manufacturer in the customer relationship.

     Competition.
     ------------

     Tools and Engines Division: Wizzard offers proprietary speech technology programming tools in competition with Speech Studio and Chant, and in some cases with ScanSoft, Microsoft and IBM. In many cases, management feels that competition is limited and looked upon more as complimentary especially in regards to IBM, Microsoft and ScanSoft due to the wide array of programming languages supported in the various offerings. Additionally, Wizzard offers third party speech engines from IBM and Microsoft that compete within themselves with Microsoft, IBM and ScanSoft.

     Consulting Division: Wizzard offers speech technology consulting services in competition with Speech Studio, Chant and on a limited basis with ScanSoft.

     Support Division: We offer programming and speech engine support to end users and software developers in competition with Chant on a general level and with IBM and ScanSoft on a proprietary level with ScanSoft.

     Environmental Compliance.
     -------------------------

     We do not believe that there are any material laws, rules or regulations regarding environmental concerns that are applicable to our present or intended business operations.

     Governmental Regulations.
     -------------------------

     There are no present governmental regulations that are likely to affect our present or proposed business operations. State sales taxes are not currently required to be collected on Internet sales outside of Pennsylvania, but any future sales tax requirements may affect our customer's purchasing decisions, and some purchasers may stop ordering products over the Internet.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
     During the fourth quarter of the calendar year ended December 31, 2002, we did not submit any matter to a vote of our security holders, whether through the solicitation of proxies or otherwise.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

     Our common stock is currently traded on the OTC Bulletin Board of the NASD under the symbol "WIZD." However, the market for our common stock is limited in volume. We can not guarantee that the present market for our common stock will continue or be maintained, and the sale of unregistered and restricted common stock pursuant to Rule 144, or of the shares that have been registered for resale under our Registration Statement on Form SB-2 by the selling stockholders, may substantially reduce the market price of our common stock.

     The quarterly high and low bid prices for our shares of common stock since public trading of these shares commenced in April, 2000, are as follows:


                                                  Bid*
                                                  ---

Quarter or period ending:               High                Low
-------------------------               ----                ---
January 2, 2001 through
February 8, 2001                        $1.65               $1.03125

February 9, 2001 through
March 31, 2001                          $5.375              $3.00

June 30, 2001                           $3.65               $1.65

September 30, 2001                      $3.15               $1.58

December 31, 2001                       $2.25               $1.02

March 31, 2002                          $1.65               $0.65

June 30, 2002                           $1.49               $0.75

September 30, 2002                      $0.99               $0.53

December 31, 2002                       $0.71               $0.32

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

Resales of Restricted Securities.
---------------------------------

     Approximately 791,967 shares of our common stock are publicly traded. This number may be increased by the 3,059,238 presently outstanding shares that may be offered and sold under our Registration Statement on Form SB-2, along with the 1,788,076 shares underlying the warrants and the 500,000 shares into which the Series 2001-A Eight Percent (8%) Convertible Notes can be converted and that also may be offered and sold under our Registration Statement on Form SB-2. We have agreed to acquire by registration or an available exemption from the registration requirements of the Securities Act all of the remaining outstanding shares held by the approximately 215 minority stockholders of Wizzard Delaware, our 96%-owned subsidiary. This would increase our outstanding shares by an additional 588,082 shares. In addition, there are 11,978,831 shares of our common stock that have satisfied the one year holding period for limited resales under Rule 144 on or after February 7, 2002. This substantial increase in the available shares for publicly trading and the availability of these other shares for future public sale may dramatically reduce the price of our common stock on the basis of supply and demand alone.

Holders.
--------

     As of the date of this Report, we have about 115 stockholders. This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

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

          In October, 2001, we issued 15,000 shares to Sierra Advisors, Inc. These shares were issued based upon a Settlement Agreement that resolved a claim for 20,000 shares and $7,000 in costs claimed to be due for assistance in the Rule 504 offering conducted by our 96%-owned subsidiary in 1999 and early 2000 and valued at $11,250 based upon 50% of the average bid price of our common stock on the date of issuance. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. Sierra Advisors had access to material information about Wizzard before it acquired our shares.
          In October, 2001, we authorized the issuance of 100,000 shares to Leonard W. Burningham, Esq., an "accredited" investor, in exchange for legal services rendered and to be rendered during fiscal 2001 at 50% of the last five days' average bid price of our common stock at the end of each monthly billing cycle. As of December 31, 2002, Mr. Burningham had been issued a total of 46,050 shares for services rendered as of that date. Branden T. Burningham, Esq., who is the son of Mr. Burningham and with whom he practices law, has also been issued a total of 8,837 shares for legal services rendered as of that date. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

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

          * if (i) our registration statement was not filed on or prior to October 15, 2001 (this date was extended to October 30, 2001), or was not declared effective by the Securities and Exchange Commission on or prior to March 14, 2002, we shall pay in cash as liquidated damages for such failure and not as a penalty to the holder an amount equal to 3% of the purchase price paid by the holder for all Notes, or common stock held by the holder upon conversion or exercise thereof, purchased and then outstanding pursuant to the Securities Purchase Agreement for the first 30 day period, and 4% for each additional 30 day period until the applicable Event has been cured, which shall be pro rated for such periods less than 30 days; certain other events will also trigger the liquidated damages penalty, but all primarily relate to registration of the shares and the ability of the holder to sell them publicly;

          * there are mutual indemnification provisions regarding each party to the other party concerning information provided by each for use in the registration statement;

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

          In December, 2002, we issued to Arthur Douglas & Associates, an acredited investor, 300,000 "unregistered" and "restricted" shares in exchange for various public and investor relations services valued at $120,000, based on the bid price of our common stock on the date of issuance. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

          In December, 2002, we issued to ATTY Consulting 1,200,000 "unregistered" and "restricted" shares in exchange for consulting services valued at $480,000, based on the bid price of our common stock on the date of issuance. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

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

          In February, 2001, we granted to Leonard W. Burningham,
          Esq., an accredited investor, a warrant to purchase 30,000 shares at a price of $1.00 for 18 months, and a warrant to purchase an additional 30,000 shares at a price of $1.00 for a period of from 12 to 18 months from the date of issuance. Jenson Services conveyed these warrants to Mr. Burningham for nominal consideration. Mr. Burningham had acted as counsel for us and for Jenson Services in connection with the Wizzard Delaware reorganization. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

     Plan of Operation.
     ------------------

     Over the next 12 months we plan to continue to execute our current business plan focusing our efforts on speech technology business solutions for programmers and companies interested in incorporating and utilizing speech technologies for their workforce and in their products. We plan to continue to expand our efforts in attracting customers to use our VoiceTools product line as well as our customized programming and consulting services through the leads we generate by distributing our Voice Tools on a worldwide basis. Currently, our Voice Tools have been distributed over 75,000 times through Internet linking agreements we have with CNET, Microsoft, IBM, and ZDnet as well as through sponsored links on most popular search engines such as AOL, MSN, YAHOO, Google, Excite, Lycos, etc.

     We plan to grow our revenues through:

     *    The expanded distribution of our Voice Tools product line;

     *    Additional sales of our Consulting Services and Tools & Engines;

     *    Additional sales of customized software solutions;

     * The addition of strategic third party products to our product line to compliment the products we currently offer from IBM and Envox;

     *    The cross selling of our Consulting Packages, Support Packages and
          Commercial Distribution Licenses to customers   acquired through
          leads from the use of our Voice Tools.

     In order to fund operations in 2003, Wizzard plans to continue to work towards its quarterly positive cash flow goal based on revenues while at the same time utilize our new ESOP payroll plan and acceptance of various forms of small investments and loans from current shareholders. After seven years of operating Wizzard, management confidently feels these funding methods will limit dilution for our shareholders and allow for the funding of operations over the next 12 months. A failure by our shareholders to invest or loan monies to Wizzard would have a negative effect on our potential market share gains and revenue growth.

     We are actively pursuing the 75,000 businesses and software programmers who have acquired one of many versions of our Voice Tools product line to solicit larger consulting and support contracts. We have a prospective custom programming and consulting sales pipeline of approximately $2.2 million at this time. Ninety percent of this potential sales pipeline has been generated from leads for our Voice Tools products and through our relationship with IBM.

     In order to be placed in our sales pipeline, we need to first determine that a prospect has a reasonable chance to become a paying customer. We determine this by first reviewing the detailed questionnaire that the prospect fills out and submits when downloading one of our Voice Tools or IBM products. We then follow up the lead by contacting the individual through e-mail. After we have established a dialog and the prospective customer has requested a programming or consulting proposal or has expressed an interest in a contract, the prospective customer will be placed in the sales pipeline. Upon being placed in the pipeline, a prospect is deemed to have 0% chance of closing a contract with Wizzard. Based on follow-up contacts with the potential customer, the chance for a sale is adjusted accordingly. Once a prospect is deemed to have a 50% chance of becoming a customer, 50% of the total estimated potential revenue from the contract is included in the total potential dollar amount of the pipeline. As the probability of a sale increase above 50%, so does the percentage of the total potential revenue that is added to the pipeline dollar amount. The factors used in determining probability of closing a sale are: (1) the results of dialogs with the prospect; (2) requests for detailed proposals; and (3) whether the prospect has placed a cash deposit with Wizzard.

     Our sales personnel are evaluated based on the results that we have with prospects that are place in the sales pipeline. If a sales person is overly optimistic and places an unreasonable amount of prospects in the pipeline, his or her job performance will receive a more negative evaluation than will a sales person who more accurately evaluates prospects. We believe that this system helps us to keep our pipeline estimates conservative. Based on this system, we conservatively estimate that we will be able to close a sale with 20% to 40% of customers entered into the sales pipeline.

     We built this potential sales pipeline with little marketing expenditures by following up on leads generated with the distribution of our Voice Tool, and in some cases by referrals or unsolicited customer inquires. In order to achieve positive cash flow, we believe that we will have to close on 20% to 40% of potential custom programming or consulting contracts in addition to maintaining and growing our Tools and Engines Division revenues. If we do close on 20%-40% of the $2.2 million in potential contracts we currently have in the potential sales pipeline, we will generate between $440,000 and $880,000 through our Consulting Division. Based on a monthly cash requirement of approximately $80,000, we will require $960,000 in combined revenue per year, less cost of goods sold, from our Consulting, Support and Tools & Engines Divisions. As our pipeline grows larger, we will need to receive a progressively smaller proportion of potential contracts to break even. In order to meet our 20% to 40% goal, we believe that an increase in capital expenditures, specifically IT, by businesses in the United States and Europe must happen. Upon this happening, Wizzard will have to add more sales personnel to pursue speech technology and custom programming leads and to actively market our other products.

     As of April 3, 2003, our present cash on hand will last us only through the next month. After that, we may have to curtail operations if we are not successful in acquiring loans and investments from our shareholders. This could have an adverse effect on our future prospects.

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

     Results of Operations.
     ----------------------

     2002 Compared to 2001

     Wizzard derives it revenue from the sale of desktop speech technology (speech recognition and text-to-speech) programming tools, distributable engines and speech related consulting services and support. During 2002, Wizzard recorded revenues of $346,116, an increase of $257,766 from $88,350 for 2001. The increase in 2002 was due in large part to our continued focus on marketing our business solutions and products to software programmers and companies. In 2002, we expanded our relationships with strategic third parties which coincided with an increase in sales of our Voice Tools, expanding consulting contracts as well as offering the opportunity to sell third party products from our Tools & Engines Division, which compliment Wizzard's product offerings.

     During 2002, cost of goods sold was $225,254, an increase of $54,348 over the 2001 cost of goods sold of $170,906. This is attributed to an increase in labor cost associated with consulting and custom programming and increased amortization of the technologies purchased in the Speech Systems, Inc acquisition in May 2001. Wizzard generated a gross profit of $120,862 in 2002, versus a gross loss of $82,556 in 2001. We feel our current percentage of revenue to cost of goods sold should hold steady over the next several years based on current products and other offerings continuing to be of value to our customers.

     During 2002, Wizzard had general and administrative expenses of $687,265, as compared to $620,773 in 2001. The increase is attributed to a $121,220 penalty that we incurred due to a delay in the approval of our SB-2 Registration Statement based on contractual obligations regarding the Convertible Note Payable and shares sold in a 506 private placement. Wizzard is currently negotiating with the holder of this note and other shareholders to settle this debt, possibly, through the issuance of restricted common stock.

     During 2002, Wizzard incurred non-cash legal and consulting fee of $723,899, as compared to $669,489 in 2001. We issued $88,000 worth of common restricted stock to our attorneys and $635,000 for consulting and other services. Due to the increased liquidity of its common stock traded on the OTC Bulletin Board exchange, Wizzard has been able to pay for valuable and sometimes critical services with restricted common stock. This has helped us to use our cash for general and administrative operations.

     During 2002, Wizzard recorded selling expenses of $35,169, an increase of $22,730 from $12,439 for 2001, due to our increased marketing efforts. We plan to continue marketing our own and strategic third party products through various forms of customer interaction mentioned above under "Plan of Operations."

     During 2002, we incurred $33,222 in interest expenses, versus $286,095 interest expenses in 2001. This $252,873 reduction in interest expense for 2002 over 2001 was due to a one-time $250,000 discount on the convertible note payable in 2001. Based on this, 2002 interest expenses would have been approximately $3,000 lower than in 2001.

     During 2002, Wizzard incurred a net loss of $1,358,693, versus $1,671,352 in 2001. This $312,659 decrease in our net loss in 2002 is attributed to an increase in revenue and a reduction in interest expenses. Based on the decrease in our net loss, Wizzard registered a loss per common share of $.08, versus a loss per common share of $.10 in 2001.

     Liquidity and Capital Resources.
     --------------------------------

     2002 Compared to 2001

     During 2002, Wizzard incurred $723,899 in total non-cash expenses versus $914,447 in non-cash expenses in 2001. This reduction of $190,548 was due to a reduction in overall non-cash expenditures including legal and consulting expenses.

     During 2002, we used $373,257 in net cash for operations versus $595,821 a year ago (2001). This lesser amount was due to a reduction in operational expenses and an increase in revenues.

     During 2002, we had an increase in depreciation and amortization expenses of $46,578, from $107,544 in 2001, to $154,122 in 2002. This increase is attributed to the amortization of technology purchased in the Speech Systems, Inc acquisition. Amortization for 2001 was only recorded from the date of purchase in May of 2001.

     During 2002, Wizzard had an increase in accounts receivable from $1,584 in 2001 to $60,524 in 2002 attributed to the timing of collections of current sales in our Consulting Division, standard business operations and an increase in revenue generation.

     During 2002, we had an increase in accounts payable to $128,009 over a decrease in accounts payable of $41,159 in 2001. The increase in accounts payable was attributed to $121,220 in penalties mentioned above for the delay in the SB-2 Registration Statement becoming effective. Wizzard is currently negotiating with shareholders to whom this debt is owed to settle the debt, possibly with the issuance of restricted common stock.

     During 2002, we received proceeds of $402,143 from notes payable to various shareholders. In 2001, we received $46,077 in proceeds from notes payable. These notes are payable on demand and bare interest at 5.75% per annum. Subsequent to year end, we settled approximately $374,000 of this debt and related accrued interest of $13,902 through the issuance of 901,778 shares of restricted common stock.

Safe Harbor Statement.
----------------------

     Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Wizzard, including, without limitation, (i) our ability to gain a larger share of the speech recognition software industry, our ability to continue to develop products acceptable to that industry, our ability to retain our business relationships, and our ability to raise capital and the growth of the speech recognition software industry, and
(ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond Wizzard's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which Wizzard conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the casino industry, the development of products that may be superior to the products offered by Wizzard, demand for financial services, competition, changes in the quality or composition of Wizzard's products, our ability to develop new products, our ability to raise capital, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting Wizzard's operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Wizzard does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 2002, and December 31, 2001

          Independent Auditors Report of Pritchett, Siler & Hardy, P.C.

          Balance Sheet - December 31, 2002

          Statements of Operations from Inception on January 26, 1998 through December 31, 2002 and the Years ended December 31, 2002 and 2001

          Statements of Stockholders' Equity January 26,
          1998 to December 31, 2002

          Statements of Cash Flows from Inception
          January 26, 1998 to December 31, 2002
          and the Years Ended December 31, 2002 and 2001

          Notes to Financial Statements

                    WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2002

                  WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY



                                 CONTENTS

                                                                   PAGE


Independent Auditors' Report                                        1

Consolidated Balance Sheet, December 31, 2002                       2

Consolidated Statements of Operations, for the years
 ended December 31, 2002 and 2001                                   3

Statement of Stockholders Equity for the years
 ended December 31, 2002 and 2001                               4 - 5

Consolidated Statements of Cash Flows, for the years
 ended December 31, 2002 and 2001                               6 - 7

Notes to Consolidated Financial  Statements                     8 - 18

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
Pittsburgh, Pennsylvania 15213

We have audited the accompanying consolidated balance sheet of Wizzard Software Corporation, and subsidiary as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Wizzard Software Corporation, and subsidiary as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 and 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has not yet established profitable operations, has incurred significant losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

January 24, 2003, except for Note 14
as to which the Date is March 31, 2003
Salt Lake City, Utah


                WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEET

                               ASSETS

                                                              December 31,
                                                               2002

CURRENT ASSETS:
  Cash in bank                                            $    50,956
  Accounts receivable                                          62,524
  Inventory                                                    28,221
  Prepaid expenses                                             13,493
                                                           ----------
    Total Current Assets                                      155,194
                                                           ----------
PROPERTY & EQUIPMENT, net                                     100,962
                                                           ----------
OTHER ASSETS:
  Intangible assets, net                                      390,131
  Deposits                                                      2,000
                                                           ----------
    Total Other Assets                                        392,131
                                                           ----------
                                                           $  648,287
                                                           ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                         $  181,988

  Accrued expenses                                            103,450
  Loans payable - related party                               427,218
                                                           ----------
   Total current liabilities                                  712,656
                                                           ----------
LONG  TERM OBLIGATIONS:
  Convertible Notes Payable                                   235,000
                                                           ----------
     Total long term liabilities                              235,000
                                                           ----------
                                                              947,656
                                                           ----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, no shares issued and outstanding                     -
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 18,814,800 shares issued and outstanding        18,815
  Capital in excess of par value                            5,622,803
  Retained Deficit                                         (5,940,987)
                                                           ----------
    Total Stockholders' Equity (Deficit)                     (299,369)
                                                           ----------
                                                           $  648,287
                                                           ==========

The accompanying notes are an integral part of this consolidated financial statement.

               WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Years Ended
                                                          December 31,
                                                  2002              2001
                                                 -----             -----

NET SALES                                        $   346,116    $    88,350
COST OF GOODS SOLD                                   225,254        170,906
                                                 -----------    -----------
  Gross Profit (Loss)                                120,862        (82,556)
                                                 -----------    -----------
EXPENSES:
  Selling expenses                                    35,169         12,439
  General and administrative                         687,265        620,773
  Non-cash legal and consulting fees                 723,899        669,489
                                                 -----------    -----------
    Total Expenses                                 1,446,333      1,302,701
                                                 -----------    -----------
LOSS FROM OPERATIONS                              (1,325,471)    (1,385,257)
                                                 -----------    -----------
OTHER INCOME (EXPENSE):
  Other income                                             -          1,917
  Interest expense                                   (33,222)      (288,012)
                                                 -----------    -----------
    Total Other Income (Expense)                     (33,222)      (286,095)
                                                 -----------    -----------
LOSS BEFORE INCOME TAXES                          (1,358,693)    (1,671,352)

CURRENT TAX EXPENSE                                        -              -

DEFERRED TAX EXPENSE                                       -              -
                                                 -----------    -----------
NET LOSS                                         $(1,358,693)   $(1,671,352)
                                                 -----------    -----------
LOSS PER COMMON SHARE                           $       (.08)   $      (.10)
                                                 -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                         WIZZARD SOFTWARE CORPORATION

                      STATEMENT OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                                                      Deficit
                                                                   Accumulated
                                   Common Stock                     During the
                              ---------------------   Paid in      Development
                             Shares          Amount   Capital          Stage
                             ------          ------   -------      -----------
BALANCE, December 31, 2000    13,620,472    $ 13,620  $ 2,373,837 $(2,910,942)

Effect of recapitalization
 of the subsidiary,
 January, 2001                 1,996,951       1,998       (6,406)         -

Shares of Wizzard Software
 Corp. a Delaware
 corporation not converted
 in re-capitalization
 resulting in a non
 controlling interest           (215,641)       (216)         216          -

Issuance of stock for Cash,
 February through
 May, 2001 at $1.00
 per share, net of offering
 Costs of $66,527                671,500         672      604,301          -

Issuance of warrants to
 purchase 60,000 shares of
 common stock  at $1.00 per
 share February, 2001                 -           -         6,441          -

Issuance of stock for prepaid
 advertising services,
 May, 2001 at $1.00 per share    350,000         350      349,650          -

Issuance of shares upon
 the conversion
 of notes payable, at
 $1.00 per share  May, 2001      495,000         495      494,505          -

Issuance shares to acquire
 Speech System, Inc.
 valued at $500,000 or
 $1.00 per share. May, 2001      500,000         500      499,500          -

Return of 532,500 shares of
 common stock, which the
 company immediately
 canceled.                     (532,500)       (533)         533          -

Issuance of warrants to
 purchase 500,000 shares of
 common stock  at $2.00 per
 share August, 2001                   -           -        99,243          -

Issuance of stock for
 consulting services,
 September, 2001 at $.835
 per share                       100,000         100       83,400          -

Issuance of stock for
 consulting services,
 September, 2001 at
 $.835 per share                   7,143           7        5,957          -

Consideration for the
 beneficial conversion
 feature on the $250,000
 convertible note,
 September, 2001                      -           -       250,000          -

Stock Issued upon
 conversion of $15,000
 of a note payable and
 accrued interest of
 $208 October, 2001               30,416          30       15,178          -

Issuance of stock for
 legal and consulting
 services, October, 2001,
 at $.75  per share               72,000          72       53,928          -

Issuance of warrants to
 purchase 115,000 shares of
 common stock  at prices
 ranging from $.25 per share
 to $.75 per share
 October, 2001                        -           -        56,660          -

Issuance of stock for
 legal services,
 November, 2001,
 at $.79 per share                16,247          16       12,819          -

(continued)


                         WIZZARD SOFTWARE CORPORATION

                      STATEMENT OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                                                      Deficit
                                                                   Accumulated
                                   Common Stock                     During the
                              ---------------------   Paid in      Development
                             Shares          Amount   Capital          Stage
                             ------          ------   -------      -----------
Issuance of  stock
 for legal services,
 December, 2001,
 at $.57 per share                 1,495           2          844          -

Net loss for the year
 ended December 31, 2001              -           -            -   (1,671,352)
                             ------------   --------  ------------ -----------
BALANCE, December 31, 2001    17,113,083      17,113    4,900,606  (4,582,294)
                             ------------   --------  ------------ -----------
Issuance of stock for
consulting services,
December, 2002, at $.40 to
$.50 per share                 1,571,500       1,572      634,178           -

Issuance of stock for
legal services, February
to December, 2002, at $.72
to $1.20 per share               130,217         130       88,019           -
                             -----------    --------  -----------  ----------
BALANCE, December 31, 2002    18,814,800      18,815    5,622,803  (5,940,987)
                             ===========    ========  ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For the Years Ended
                                                        December 31,
                                                   ----------------------
                                                   2002          2001
                                                   ----          ----
Cash Flows from Operating Activities:

  Net loss                                        $(1,358,693)  $ (1,671,352)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Non-cash revenue                                        -         (1,917)
    Non-cash expenses                                 723,899        914,447
    Depreciation and amortization expense             154,122        107,544
    Change in assets and liabilities:
      (Increase) in accounts receivable               (60,524)        (1,584)
      Decrease in Inventory                               321         92,482
      (Increase) decrease in prepaid expenses           5,924        (19,132)
      Increase (decrease) in accounts payable         128,009        (41,159)
      Increase in accrued expense                      33,685         24,850
                                                  -----------    -----------
        Total Adjustments                             997,436      1,075,521
                                                  -----------    -----------
     Net Cash Provided (Used) by
      Operating Activities                           (373,257)      (595,821)
                                                  -----------    -----------
Cash Flows from Investing Activities:
  Purchase of property & equipment                     (6,905)       (21,396)
  (Increase) in notes receivable                            -        (33,000)
                                                   ----------    -----------
Net Cash (Used) by Investing Activities                (6,905)       (54,396)
                                                   ----------    -----------
Cash Flows from Financing Activities:
  Issuance of common stock                                  -        671,500
  Payment of stock offering costs                           -        (66,527)
  Payments on long-term obligation                          -       (255,000)
  Proceeds from long-term obligation                        -        250,000
  Proceeds from note payable - related party          402,143         46,077
  Payments on note payable - related party                  -        (21,000)
                                                   ----------    -----------
Net Cash Provided by Financing Activities             402,143        625,050
                                                   ----------    -----------
Net Increase (Decrease) in Cash                        21,981        (25,167)

Cash at Beginning of Period                            28,976         54,143
                                                   ----------    -----------
Cash at End of Period                             $    50,957    $    28,976
                                                   ----------    -----------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                      $         -    $    24,582
    Income taxes                                  $         -    $         -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the Year Ended December 31, 2002:

     The Company issued 90,217 restricted shares of common stock for legal services valued at $70,406, at prices ranging from $.72 to $1.20 per share.

     The Company issued 40,000 shares of common stock for legal services valued at $17,743, at price of $.44 per share.

                           (Continued)

                WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Continued)
Supplemental Schedule of Noncash Investing and Financing Activities:
For the Year Ended December 31, 2002:

     The Company issued 1,500,000 restricted shares of common stock for consulting services valued at $600,000, at a price of $.40 per share.

     The Company issued 71,500 shares of common stock for consulting services valued at $35,750, at a price of $.50 per share.

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

     The Company issued 96,885 shares of common stock for consulting services valued at $73,645, at prices ranging from $.57 to $.79 per share

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

     The Company granted warrants to purchase 175,000 shares of common stock at prices ranging from $.75 to $1.00 per share. The fair value of $63,101 related to these warrants was expensed and offset against additional paid in capital.

     The Company issued 450,000 shares of common stock and warrants to purchase 600,000 shares of common stock at $2.00 per share, for prepaid consulting services valued at $532,743.

     The Company issued warrants to purchase 540,000 shares of common stock at $1.00 per share to certain shareholders whom contributed back 3,725,000 shares in connection with the reorganization agreement.

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

              WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization   Wizzard Software Corporation (Formerly Balance Living,
Inc.)[Parent] a Colorado corporation, was organized on July 1, 1998. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. Wizzard Software Corp. [Subsidiary], was incorporated on February 29, 1996 under the laws of the State of Delaware. The Company engages primarily in the development, sale, and service of custom and packaged computer software products. On February 7, 2001, the Company completed the Plan of Reorganization and Stock Exchange agreement, wherein,
Parents acquired 96% of the common stock of the subsidiary.   The merger was
accounted for as a recapitalization of the Subsidiary, wherein Subsidiary became a 96% owned subsidiary of the Parent. On May 22, 2001 the Company purchased all of the issued and outstanding shares of Speech Systems, Inc. in a transaction accounted for as a purchase.

Consolidation   The consolidated financial statements presented reflect the accounts of Wizzard Software Corporation, Wizzard Software Corp., and Speech Systems, Inc. as of December 31, 2002. At December 31, 2002 and 2001 the Company held a 96% ownership interest in Wizzard Software Corp. The Company recorded no liability for the 4% non-controlling interest as Wizzard Software Corp. had a stockholders deficit at the time of merger. Further the net loss for Wizzard Software Corp. for the year ended December 31, 2002 and 2001 applicable to the 4% non-controlling interest were not allocated to the non controlling interest as there is no obligation of the non-contolling interest to share in such losses. All significant inter-company transactions between the parent and subsidiary have been eliminated in consolidation.

Cash and Cash Equivalents   For purposes of the financial statements, the
Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash balance at one financial institution located in Pittsburgh, Pennsylvania. At December 31, 2002, the Company had no uninsured cash balances.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2002, the Company has not established an allowance for doubtful accounts which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the years presented are insignificant for disclosure.

Inventory   Inventory consists of software and related products and is carried at the lower of cost or market.

Depreciation   Depreciation of property and equipment is provided on the
straight-line method over the estimated useful lives of the assets of five years to thirty nine years.

Intangible assets   Intangible assets consist of the rights, interest, title
patents, trademarks and trade secrets of the speech recognition software ActiveXvoice Tools, purchased in the acquisition of Speech Systems, Inc., purchased rights to a Merchant Operating Understanding for the distribution of the Company's products and domain name registration and are being amortized
over two to five years on a straight-line basis.   Amortization expense of
$115,070 and $69,059 was recorded for the periods ended December 31, 2002 and 2001 and has been included in cost of goods sold.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at December 31, 2002.

Revenue Recognition   Revenue is recognized when earned. The Company's revenue
recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company sells packaged and custom software products and related voice recognition product development consulting. Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and
the software has been shipped.   Revenue is recognized, net of discount and
allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at December 31, 2002 and 2001 amounted to $0 and $0, respectively. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided. Such items are included in net revenues and amounted to $186,833 and $6,800 at December 31, 2002 and 2001, respectively.

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

Advertising Costs   Advertising and marketing costs are expensed as incurred
and amounted to $0 and $46,481 for the period ending December 31, 2002 and 2001.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassification   The financials statements for the periods ended prior to
December 31, 2002 have been reclassified to conform to the headings and classifications used in the December 31, 2002 financial statements.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 146, 147, 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2   ACQUISITIONS

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

NOTE 3   INVENTORY

The following is a summary of inventory at December 31, 2002:
                                                                      2002
                                                                  -----------
       Finish Goods                                               $    28,221
                                                                  -----------
                                                                  $    28,221
                                                                  ===========

The Company does not estimate that an allowance for slow moving or obsolete inventory was necessary at December 31, 2002. During the year ended December 31, 2001, the Company wrote off excess quantities of inventory totaling $64,427.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4   PROPERTY & EQUIPMENT

The following is a summary of property and equipment at December 31, 2002:

                                                                      2002
                                                                __________
       Furniture, fixtures and equipment                        $  207,544
       Leasehold improvements                                       36,482
       Software                                                     39,502
                                                                ----------
                                                                   283,528
       (Less) Accumulated Deprecation                             (182,566)
                                                                ----------
       Property & Equipment, net                                $  100,962
                                                                ==========

Depreciation expense for the year ended December 31, 2002 and 2001 was $39,052 and $38,464, respectively.

NOTE 5   INTANGIBLES

The Company has classified its intangible assets as a definite-life intangible asset and is amortizing them on a straight-line basis over two to five years. During the three months ended March 31, 2002, the Company completed its initial test of intangible assets for impairment in accordance with SFAS No.
142. The Company used the estimated future cash flows to test the remaining intangible assets for impairment and determined that the Company's intangible assets were not impaired. Amortization expense of $115,070 and $69,059 was recorded for the year ended December 31, 2002 and 2001 and has been included in cost of goods sold. The following is a summary of intangibles at December 31,:
                                                         Life        2002
                                                         _____   ___________
       Active X Voice Tools Software                   5 years   $   500,000
       Trademarks, patents, website registrations 2 to 5 years        10,853
       Memorandum of Understanding                     5 years        66,227
                                                                 -----------
                                                                     577,080
       Accumulated amortization                                      (186,949)
                                                                 ------------
       Intangibles, net                                          $    390,131
                                                                 ============

The remaining estimated aggregate amortization expense for next five years is as follows at December 31, 2002:

        2003                                       $  114,980
        2004                                          114,898
        2005                                          114,171
        2006                                           46,082
        2007                                                -
                                                   ----------
                                                   $  390,131
                                                   ==========

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   NOTE RECEIVABLE

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

NOTE 7  NOTES PAYABLE

Bridge loan - On May 8, 2001 the Company issued 495,000 shares of Common stock upon the conversion of the $495,000 remaining principal balance on a financing agreement with Salvage Holdings, Inc. Principal and interest were due on August 10, 2001. Interest was calculated at 12.5% per annum. As additional consideration, the Company issued warrants to purchase 65,000 shares of the Company's common stock at $1.25 per share expiring August 10, 2005. As of December 31, 2002, the Company has accrued $63,652 in interest on this note payable.

Convertible Note Payable - On September 14, 2001, the Company sold a Series 2001-A 8% convertible note of the Company in the amount of $250,000, with a maturity date of August 1, 2011. The Note is convertible in to the Company's common stock at the lessor of $.50 per share or 75% of the closing bid price. During the year ended December 31, 2001, $15,000 of the note with related accrued interest of $208 was converted into 30,416 shares of common stock. As the conversion price was below the fair value of the common stock on the date issued the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $250,000 discount on the note. The discount is recorded as interest expense on September 14, 2001 as the note is immediately convertible. As of December 31, 2002, the balance of the note is $235,000 with related accrued interest payable of $24,363.

Related Party Note Payable   During the year ended December 31, 2001, a
shareholder loaned the Company $46,076. The demand note is unsecured and accrues interest at 5% per annum. As of December 31, 2002, a balance of $25,076 remained outstanding on the note with related accrued interest of $1,858.

During the year ended December 31, 2002, the Company borrowed from five shareholders of the Company's a total of $402,183. These notes are payable on demand and accrue interest at a rate of prime plus 1% or approximately 5.75%. As of December 31, 2002, the Company has an accrued interest liability of $53,069 payable to these shareholders.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value. As of December 31, 2001, no shares were issued and outstanding.

Common stock During the year ended December 31, 2002, the Company issued 90,217 restricted shares of common stock for legal services valued at $70,406, at prices ranging from $.72 to $1.20 per share.

During December 2002, the Company issued 40,000 shares of common stock for legal services valued at $17,743, at price of $.44 per share.

During December 2002, the Company issued 1,500,000 restricted shares of common stock for legal services valued at $600,000, at a price of $.40 per share.

During December 2002, the Company issued 71,500 shares of common stock for legal services valued at $35,750, at a price of $.50 per share.

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

The Company issued 671,500 restricted shares of the Company's common stock at $1.00 per share under a confidential private offering of Common Stock for proceeds of $671,500 net of offering cost of $66,527.

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

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   CAPITAL STOCK (Continued)

During May 2001 in connection with the closing of the private placement the Company received 532,500 shares of the common stock from the placement agent in consideration for changing the minimum to be raised in the private offering from $3,000,000 to $500,000. The Company immediately cancelled the shares of common stock returned. In connection with this change in the minimum offering, the Company issued warrants to purchase 540,000 shares of common stock at $1.00 per share to certain shareholders whom contributed back 3,725,000 shares in connection with the reorganization agreement.

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

Stock Options - During the periods presented in the accompanying financial statements the Company has granted options under the 2002 Stock Options Plans and executive and other employment agreements. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements. Had compensation cost for the Company's stock option plan and agreements been determined based on the fair value at the grant date for awards in 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                          2002
                                                      _____________

     Net Income (Loss)                As reported     $    (391,229)
                                      Proforma        $    (531,373)
     Basic earnings (loss) per share  As reported     $        (.12)
                                      Proforma        $        (.16)

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   CAPITAL STOCK (Continued)

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 2002 risk-free interest rates of 1.2% expected dividend yields of zero, expected life of ..1 years, and expected volatility 0%.

2002 Stock Option Plan - During 2002, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients).
The total number of shares of common stock available under the Plan may not exceed 160,000. At December 31, 2002, total options available to be granted under the Plan amounted to 885,000.

During 2002, the Company issued a total of 60,000 options to a director to purchase common stock at $2.54 per share, which was below the current market value of the Company common stock of $2.80. The options vest equally over 36 months. In accordance with APB 25, the Company has recorded additional paid in capital of $15,600, compensation expense of $3,033 and deferred compensation of $12,567 as a reduction of stockholders equity.

A summary of the status of the options granted under the Company's 2002 stock option plans and other agreements at December 31, 2002 and changes during the year then ended is presented below:
                                               December 31, 2002
                                           _______________________
                                               Weighted Average
                                            Shares       Exercise Price
                                           ________      _____________
  Outstanding at  beginning of period             -      $    -
  Granted                                   115,000           .50
  Exercised                                (115,000)          .50
  Forfeited                                       -           -
  Expired                                         -           -
                                           ________      _____________
  Outstanding at end of Period                    -      $    .50
                                           ________      _____________

  Weighted average fair value of options
    granted during the year                 115,000      $    .02
                                           ________      _____________


Warrants   As of December 31, 2002, the Company had outstanding 1,788,076 warrants to purchase shares of common stock, which consisted of the following:

The Company granted warrants to purchase 408,076 shares of common stock at $1.50 per share, expiring August 6, 2002 through January 1, 2004, for services rendered in connection with the Company's private placement offering. As of December 31, 2002, none of these warrants have been exercised. The fair value of these warrants has been offset against additional paid in capital.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   CAPITAL STOCK (Continued)

The Company granted warrants to purchase 540,000 shares of common stock at $1.00 per share, expiring through August 6, 2003 to certain shareholders whom contributed back 3,725,000 shares in connection with the reorganization agreement.

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

During the year ended December 31, 2002 and 2001, no warrants were exercised, forfeited, or cancelled

NOTE 9   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2002 operating loss carryforwards of approximately $5,950,000 which may be applied against future taxable income and which expires in various years through 2021.

The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $2,000,000 as of December 31, 2002, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2002 is approximately $600,000.

NOTE 10   OPERATING LEASES

The Company leases office space under an operating lease agreement, which calls monthly payments of $2,000 and expires on June 30, 2003. The Company's future minimum rental under this operating lease amounts to $12,000 at December 31, 2002. Rent expense for the year ended December 31, 2002 and 2001 was $24,000.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11   LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the years ended December 31,:

                                                     2002         2001
                                                 ___________  ___________

  Earnings (loss) from continuing operations
    available to common shareholders (numerator) $(1,358,693) $(1,671,352)
                                                 ___________  ___________

  Weighted average number of common
    shares outstanding during the period
    used in loss per share  (denominator)         17,190,134   16,626,762
                                                 ___________  ___________

At December 31, 2002, the Company had 1,788,076 warrants outstanding to purchase common stock of the Company at $.25 to $2.00 per share (See Note 8) and a convertible note payable wherein the holder could convert the note into a minimum of 470,000 shares of common stock (See Note 7), which were not included in the loss per share computation because their effect would be anti-dilutive. Subsequent to the year ended December 31, 2002, the Company issued 966,408 shares of common stock (See Note 14).

NOTE 12   GOING CONCERN

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

NOTE 13   CONCENTRATION ON REVENUES

During the year ended December 31, 2002 , two customers accounted for 29% and 19% of the Company sales, respectively.

NOTE 14   SUBSEQUENT EVENTS

During January and March 2003, the Company issued 4,646 and 6,600 shares of common stock under the Company's stock option plan for legal services valued at $1,858 and $5,678, respectively.

On March 31, 2003, the Company issued 676,778 shares of restricted stock at approximately $.425 per share in payment of $277,622 in related party notes with related accrued interest of $9,808.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14   SUBSEQUENT EVENTS [Continued]

On March 31, 2003, the Company issued 6,098 shares of restricted common stock valued at $.78 per share to purchased the certain assets valued at $4,756.

On February 7, 2003, the Company issued 225,000 shares of common stock in payment of $96,521 related party notes payable with related accrued interest of $4,094.

During the March 2003, the Company issued 47,286 shares of common stock under the Company's employee stock option plan for services valued at approximately $.80 per share.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     During our past two fiscal years, we have not had any changes in accountants that were not disclosed in our Annual Report on Form 10-KSB for the calendar year ended December 31, 2001. See the Exhibit Index, Part III,
Item 13 of this Report.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all of our directors and executive officers as of December 31, 2002.


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

     Mr. Spencer attended West Virginia University from 1987-1990.

Armen Geronian.
---------------

     Mr. Geronian, age 34, co-founded and has served as Chief Technical Officer, Assistant Secretary, and a director of Wizzard Delaware since its inception and of Wizzard since February 7, 2001. Mr. Geronian has spearheaded the development of our IVA product, and is responsible for all of our technical decisions regarding the software code and other attributes of our products and services.

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

Marc Lord, Strategic Advisory Board Member.
-------------------------------------------

     Marc Lord, age 39, currently works for AT & T's speech division. Prior to that, he had worked in Microsoft's speech product group (Speech.Net) since its formation, and has managed development and product integration for all Microsoft releases that employ speech technologies, including WindowsXP, OfficeXP, AutoPC, MS Agent, Encarta and Sidewinder. While serving as Program Manager for Voice Output Technologies at Microsoft, Mr. Lord drove product development for several major product releases that feature speech recognition and synthesis capabilities. He has managed Microsoft's key vendors, established partnerships and negotiated license agreements with numerous speech industry companies. In his fifteen-year software career, Mr. Lord has worked both in the U.S. and internationally and helped commercialize a number of cutting-edge technologies, including applications for multimedia language instruction, AI-based financial risk analysis, wearable digital photonics and browser-based training systems.

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

David Morey, Strategic Advisory Board Member.
---------------------------------------------

     David Morey, age 47, is currently an Adjunct Professor of International and Public Affairs with Columbia University. He attended the Wharton Business School at the University of Pennsylvania in 1978 and did his graduate work at the Woodrow Wilson School of International Affairs in addition to receiving a Masters Degree from the London School of Economics. Currently, Mr. Morey is the CEO of DMG, Inc., a strategic and communications consultancy, and the Managing Partner of Core Strategy Group. Mr. Morey has assisted numerous foreign leaders and governments with election strategy, including Kim Dae Jung, Boris Yeltsin, and Corazon Aquino.

     Mr. Morey has helped us coin our tag line, "We make technology listen to you," and has introduced us to several potential customers. We plan to continue to use his public relations expertise in the future.

Strategic Advisory Board.
-------------------------

     We formed our strategic advisory board as a group of successful people with experience in speech recognition technology, brand building and public relations. We do not have any secrecy agreements with the board members, as they are not privy to technical information or trade secrets about our products. The board members are free to provide services to other companies in our industry. The strategic advisory board members have no written or specific duties to Wizzard. They use their expertise and contacts in the fields of speech recognition technology and branding and marketing to offer suggestions to Wizzard's management and to review branding and promotional materials that Wizzard has prepared. Management has found this assistance to be invaluable.

Family Relationships.
---------------------

     There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     During the past five years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

     * Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     * Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     * Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities;

     * Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

     The following table shows the aggregate compensation that we have paid to directors and executive officers for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
Christopher 12/31/00  $101992   0     0       0       0       0      0 (1)
J. Spencer, 12/31/01  $ 43911   0     0       0       0       0      0 (1)
President,  12/31/02  $ 60000   0     0       0       0       0      0 (1)
Treasurer
and Director

Armen      12/31/00   $ 60000   0     0       0       0       0      0 (1)
Geronian   12/31/01   $ 22500   0     0       0       0       0      0 (1)
Asst. Sec. 12/31/02   $     0   0     0       0       0       0      0 (1)
and Director

Gordon     12/31/00   0         0   $24676(2) 0       0       0      $1500 (1)
Berry,     12/31/01   0         0   $22500(2) 0       0       0      $1500 (1)
Director   12/31/02   0         0   $24000(2) 0       0       0      $1500 (1)

Alan       12/31/00   0         0        0    0       0       0          0
Costilo,   12/31/01   0         0        0    0       0       0          0
Director   12/31/02   0         0   $15000(2) 0       0       0          0

          (1) Medical insurance is paid as part of Mr. Spencer's salary; Mr.
              Geronian gets his medical insurance paid; and Mr. Berry gets a $1,500 automobile allowance.

          (2) We paid these amounts to Messrs. Berry and Costilo as independent contractor, rather than as employees.


Bonuses and Deferred Compensation.
----------------------------------

     None.

Compensation Pursuant to Plans.
-------------------------------

     None.

Options/SAR Grants.
-------------------

     We did not grant any options or SAR's to any executive officer during the fiscal year ended December 31, 2002.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.
---------------------------------------------------------------------------

     No stock options or SAR's were exercised during the fiscal year ended December 31, 2002.

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

     None.

Termination of Employment and Change of Control Arrangements.
-------------------------------------------------------------

     None.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Each of Wizzard's directors, executive officers and 10% owners have filed Form 3 Initial Statement of Beneficial Ownership with the Securities and Exchange Commission as follows:

       Name                                   Filing Date
       ----                                   -----------
       Christopher J. Spencer                 2/04/02
       Armen Geronian                         2/04/02
       Gordon Berry                           2/04/02
       Alan Costillo                          2/04/02
       Jack and Magee Spencer                 2/04/02
       Voice Recognition Investment, L.P.     2/06/02

     In addition, the following directors filed Form 4 Statements of Changes in Beneficial Ownership of securities on or about the dates indicated:

                                              Filing          Transaction
       Name                                   Date            Date
       ----                                   ----            ----
       Gordon Berry                           9/09/02         8/28/02
                                              3/12/03         3/04/03
       Armen Geronian                         9/11/03         9/05/02
                                              3/12/03         3/04/03
       Alan Costilo                          11/01/02        10/28/02

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of April 3, 2003:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------

                                            Number of Shares     Percent
Name and Address          Title              Beneficially Owned  of Class
----------------          -----              ------------------  --------
Christopher J. Spencer    Director,           2,848,167          14.4%
2728 Bear Run Rd.         President and
Pittsburgh, PA 15237      Treasurer

Armen Geronian            Director and        2,793,914          14.1%
4346 Ludwick St.          Assistant
Pittsburgh, PA 15217      Secretary

Gordon Berry              Director              363,634           1.8%
4226 Stonehaven
So. Euclid, OH 44121

Alan Costilo              Director                -0-           -0-
3557 Lakeview Drive
Delray Beach, FL 33445

All officers and directors
as a group (4 persons)                        6,005,715          30.4%


                         FIVE PERCENT STOCKHOLDERS
                         -------------------------

                                         Number of Shares        Percent
Name and Address            Title        Beneficially Owned      of Class(1)
----------------            -----        ------------------      -----------
Christopher J. Spencer (2)  Director       2,848,167             14.4%
2728 Bear Run Rd.           President
Pittsburgh, PA 15237        and Treasurer

Armen Geronian              Director and   2,793,914             14.1%
4346 Ludwick St.            Assistant
Pittsburgh, PA 15217        Secretary

Voice Recognition           Stockholder    3,431,078             17.3%
Investment, L.P.
812 Kenmore Rd.
Chapel Hill, NC 27514

Jack and Magee Spencer (2)  Stockholders   2,741,307             13.9%
8609 Beaver Pone Lane
Fairfax Station, VA 22039

Atty Consulting             Stockholder    1,200,000              6.0%
186 Industrial Center Court
Lake Helen, FL 32744

                                Total:    13,014,466             65.8%

          (1) Based upon 19,781,217 outstanding shares.

          (2) Jack and Magee Spencer are the parents of Christopher J.
              Spencer.

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

     During the calendar year ended December 31, 2001, Jack Spencer, who is a Wizzard stockholder and the father of our CEO, Chris Spencer, loaned us $46,076. The note is payable on demand, is unsecured and accrues interest at %5 per annum. As of December 31, 2002, the note had an outstanding balance of $25,076, with accrued interest of $1,858.

     During the year ended December 31, 2002, Wizzard borrowed a total of $402,183 from five stockholders. These notes are payable on demand and accrue interest at a rate of prime plus 1% or approximately 5.75%. As of December 31, 2002, we had an accrued interest liability of $53,069 payable to these stockholders.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.
--------------------

     8-K Current Report dated September 16, 2002, filed on September 18, 2002, regarding letter to stockholders.

Exhibits*
--------

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Annual Report on Form 10-KSB for the year     Part I
ended December 31, 1999.**

Annual Report on Form 10-KSB for the year     Part I
ended December 31, 2000.**

Annual Report on Form 10-KSB for the year     Part I
ended December 31, 2001.**

          (ii)

Exhibit
Number               Description
------               -----------

 23                  Consent of Pritchett, Siler & Hardy, P.C.
                     Certified Public Accountants


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.

Item 14.  Controls and Procedures.
          ------------------------

     Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our President /Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       WIZZARD SOFTWARE CORPORATION


Date:  4/10/03                         By /s/ Christopher J. Spencer
      --------------                     -------------------------------------
                                         Christopher J. Spencer
                                         Chief Executive Officer, President,
                                         Treasurer and Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       WIZZARD SOFTWARE CORPORATION


Date: 4/10/03                          By /s/ Christopher J. Spencer
      --------------                     -------------------------------------
                                         Christopher J. Spencer
                                         Chief Executive Officer, President,
                                         Treasurer and Director


Date:  4/10/03                         By /s/ Gordon Berry
      --------------                     -------------------------------------
                                         Gordon Berry, Controller and Director


Date:  4/10/2003                       By /s/ Armen Geronian
      --------------                     -------------------------------------
                                         Armen Geronian
                                         Director


Date: 4/10/03                          By /s/ Alan Costilo
     ---------------                     -------------------------------------
                                         Alan Costilo
                                         Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Christopher J. Spencer, CEO, President and Treasurer of Wizzard Software Corporation, (the "Registrant") certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on My evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 10, 2003                Signature: /s/ Christopher J. Spencer
                                                ---------------------------
                                                Christopher J. Spencer
                                                President, CEO and Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual report of Wizzard Software Corporation (the "Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher J. Spencer, President, CEO and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 /s/ Christopher J. Spencer
---------------------------
Christopher J. Spencer
President, CEO and Treasurer
4/10/03