Form 10QSB
period 2003-03-31
WIZZARD SOFTWARE CORP /CO
filed 2003-05-15
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2003
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

                              May 9, 2003

                        Common - 20,562,301 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

     The Consolidated Financial Statements of Wizzard Software Corporation "Wizzard," "we" or "us") required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of Wizzard.

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

             UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2003

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY



                                   CONTENTS

                                                                 PAGE


- Unaudited Condensed Consolidated Balance Sheet,
    March 31, 2003                                                2

- Unaudited Condensed Consolidated Statements of
    Operations, for the three months ended
    March 31, 2003 and 2002                                       3

- Unaudited Condensed Consolidated Statements of Cash
    Flows, for the three months ended March 31, 2003
    and 2002                                                      4

- Notes to Unaudited Condensed Consolidated Financial
    Statements                                               5 - 10


                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                               March 31,
                                                                 2003

CURRENT ASSETS:

     Cash in bank                                            $     20,255
     Accounts receivable                                           57,239
     Inventory                                                     26,701
     Prepaid Expenses                                              12,570
                                                             ------------
      Total Current Assets                                        116,765
                                                             ------------
PROPERTY & EQUIPMENT, net                                          93,198
                                                             ------------
OTHER ASSETS:
     Definite-life Intangible assets, net                         367,477
     Deposits                                                       2,000
                                                             ------------
      Total Other Assets                                          369,477
                                                             ------------
                                                             $    579,440
                                                             ============
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                        $    169,711
     Accrued expenses                                              97,092
     Notes payable - related party                                 75,076
                                                             ------------
      Total current liabilities                                   341,879
                                                             ------------
CONVERTIBLE NOTE PAYABLE                                          235,000
                                                             ------------
      Total liabilities                                           576,879
                                                             ------------
NON-CONTROLLING INTEREST IN SUBSIDIARY                                  -
                                                             ------------
STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                      -
     Common stock, $.001 par value, 100,000,000 shares
      authorized, 19,781,209 shares issued and outstanding         19,781
     Capital in excess of par value                             6,271,830
     Retained Deficit                                          (6,289,050)
                                                             ------------
      Total Stockholders' Equity                                    2,561
                                                             ------------
                                                             $    579,440
                                                             ============

The accompanying notes are an integral part of this unaudited condensed consolidated financial statements.

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Three
                                                        Months Ended
                                                          March 31,
                                                      2003        2002
SALES, net of returns and allowances              $104,146       $  54,614

COST OF GOOD SOLD                                   65,765          35,334
                                                  --------       ---------
GROSS PROFIT                                        38,381          19,280
                                                  --------       ---------
OPERATING EXPENSES:
Selling expenses                                     8,261           1,974
General and administrative                         156,873         156,696
Compensation for re-pricing of warrants            210,000               -
                                                  --------       ---------
 Total Operating Expenses                          375,134         158,670
                                                  --------       ---------
LOSS BEFORE OTHER EXPENSE                         (336,753)       (139,390)

OTHER EXPENSE:
Interest expense                                   (11,311)         (5,104)
                                                  --------       ---------
 Total Other Expense                               (11,311)         (5,104)
                                                  --------       ---------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES                                             (348,064)       (144,494)

CURRENT TAX EXPENSE                                      -               -

DEFERRED TAX EXPENSE                                     -               -
                                                 ---------       ---------
NET LOSS                                         $(348,064)      $(144,494)
                                                 ---------       ---------
LOSS PER COMMON SHARE                            $    (.02)      $    (.01)
                                                 ---------       ---------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Three
                                                      Months Ended
                                                        March 31,
                                                   2003           2002
Cash Flows from Operating Activities:
 Net loss                                       $ (348,064)    $    (144,494)
 Adjustments to reconcile net loss
 to net cash used by operating activities:
  Depreciation and amortization expense             36,508            38,329
  Non-cash expenses                                219,412             8,550
  Change in assets and liabilities:
    (Increase) in accounts receivable                5,285            (4,800)
    Decrease in Inventory                            1,519             1,227
    Decrease in prepaid expenses                       924             1,757
    Increase (Decrease) in accounts payable
     and accrued expense                            (5,304)           26,636
                                                ----------     -------------
      Net Cash (Used) by Operating
      Activities                                   (89,720)          (72,795)

Cash Flows from Investing Activities:
     Purchase of property & equipment                    -            (2,565)
                                                ----------     -------------
       Net Cash (Used) by Investing Activities           -            (2,565)
                                                ----------     -------------
Cash Flows from Financing Activities:
     Proceeds from Issuance of common stock         37,019                 -
     Proceeds from note payable
      - related party                               22,000            71,069
                                                ----------     -------------
   Net Cash Provided by Financing Activities        59,019            71,069
                                                ----------     -------------
Net (Decrease) in Cash                             (30,701)           (4,291)

Cash at Beginning of Period                         50,956            28,976
                                                ----------     -------------
Cash at End of Period                           $   20,255     $      24,685
                                                ==========     =============
Supplemental Disclosures of
 Cash Flow Information:
     Cash paid during the periods for:
       Interest                                 $       -      $          -
       Income taxes                             $       -      $          -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2003:

The Company recorded $210,000 in compensation for the re-pricing of warrants from $2.00 to $.50 per share.

The Company issued 6,098 shares of common stock to purchase certain intangible assets valued at $6,092.

The Company issued 901,778 shares of common stock in payment of $374,183 in related party notes payable and $13,902 in related accrued interest.

The Company issued 11,246 shares of common stock upon the exercise of options for legal services valued at $9,400.

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

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization   Wizzard Software Corporation ["Parent"] a Colorado corporation, was organized on July 1, 1998. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. Wizzard Software Corp. ["Subsidiary"], was incorporated on February 29, 1996 under the laws of the State of Delaware. The Company engages primarily in the development, sale, and service of custom and packaged computer software products. On February 7, 2001, the Company completed the Plan of Reorganization and Stock Exchange agreement, wherein, Parent acquired 96% of
the common stock of Subsidiary.   The merger was accounted for as a
recapitalization of Subsidiary, wherein Subsidiary became a 96% owned subsidiary of the Parent. On May 22, 2001 the Company purchased all of the issued and outstanding shares of Speech Systems, Inc. in a transaction accounted for as a purchase.

Consolidation   The financial statements presented reflect the accounts of
Wizzard Software Corporation, Wizzard Software Corp., and Speech Systems, Inc. as of March 31, 2003. At March 31, 2003 the Company held a 96% ownership interest in Wizzard Software Corp. The Company recorded no liability for the 4% non-controlling interest as Wizzard Software Corp. had a stockholders deficit at the time of merger. Further the net loss for Wizzard Software Corp. for the period ended March 31, 2003 applicable to the 4% non-controlling interest was not allocated to the non controlling interest as there is no obligation of the non-controlling interest to share in such losses. All significant inter-company transactions between the Parent and Subsidiary have been eliminated in consolidation.

Unaudited Condensed Financial Statements   The accompanying financial
statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents   For purposes of the financial statements, the
Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash balance at one financial institution located in Pittsburgh, Pennsylvania. At March 31, 2003, the Company had no uninsured cash balances.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2003, the Company has not established an allowance for doubtful accounts which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the periods presented are insignificant for disclosure.

Inventory   Inventory consists of $26,701 in raw materials at March 31,
2003 and is carried at the lower of cost or market as determined on the first-in first-out method.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation   Depreciation of property and equipment is provided on the
straight-line method over the estimated useful lives of the assets of five years to thirty nine years.

Intangible assets   Intangible assets consist of the rights, interest, title
patents, trademarks, a purchased website and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc., purchased rights to a Merchant Operating Understanding for the distribution of the Company's products and domain name registration and are being amortized over two to five years on a straight-line basis.

Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at March 31, 2003.

Income Taxes   The Company accounts for income taxes in accordance with
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

Revenue Recognition   Revenue is recognized when earned. The Company's revenue
recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company sells packaged and custom software products and related voice recognition product development consulting. Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products is recorded when the payment has been received and
the software has been shipped.   Revenue is recognized, net of discount and
allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at March 31, 2003 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs is recognized when the services are provided. Such items are included in net revenues and amounted to $4,980 and $42,500 for the three months ended March 31, 2003 and 2002, respectively.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share   The Company computes loss per share in accordance with (SFAS)
No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive [See Note 6].

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

NOTE 2   INTANGIBLES

The Company has classified its intangible assets as definite-life intangible asset and is amortizing them on a straight-line basis over two to five years. During the three months ended March 31, 2002, the Company completed its initial test of intangible assets for impairment in accordance with SFAS No.
142. The Company used the estimated future cash flows to test the remaining intangible assets for impairment and determined that the Company's intangible assets were not impaired. Amortization expense of $28,744 and $28,697, respectively, was recorded for the periods ended March 31, 2003 and 2002 and has been included in cost of goods sold.

The following is a summary of definite-life intangibles at March 31, 2003:
                                                        Life   March 31, 2003
                                                        _____   ____________
       Active X Voice Tools Software                  5 years   $    500,000
       Trademarks, patents, website              2 to 5 years         16,945
       Memorandum of Understanding                    5 years         66,227
                                                                ____________
                                                                     583,172
       Accumulated amortization                                     (215,695)
                                                                ____________
       Definite-life intangibles, net                           $    367,477
                                                                ____________

The remaining estimated aggregate amortization expense at March 31, 2003 for next five years is as follows:
        2003                                          $     89,266
        2004                                               117,928
        2005                                               114,171
        2006                                                46,082
                                                      ____________
                                                      $    367,477
                                                      ____________

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   PROPERTY & EQUIPMENT

The following is a summary of property and equipment:
                                                      March 31, 2003
                                                       ____________

       Furniture, fixtures and equipment              $     207,544
       Leasehold improvements                                36,482
       Software                                              39,502
                                                       ____________
                                                            283,528
       Accumulated Deprecation                             (190,330)
                                                       ____________
       Property & Equipment, net                       $     93,198
                                                       ____________

Depreciation expense for the three months ended March 31, 2003 and 2002 was $7,764 and $9,632, respectively.

NOTE 4   NOTES PAYABLE

Convertible Note Payable - On September 14, 2001, the Company sold a Series 2001-A 8% convertible note payable of the Company in the amount of $250,000, with a maturity date of August 1, 2011. The Note is convertible in to the Company's common stock at the lessor of $.50 per share or 75% of the closing bid price. During the year ended December 31, 2001, $15,000 of the note with related accrued interest of $208 was converted into 30,416 shares of common stock. As the conversion price was below the fair value of the common stock on the date issued the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $250,000 discount on the note. The discount was recorded as interest expense on September 14, 2001 as the note is immediately convertible. The note further calls for the Company to register the underlying shares into which the note can be converted and if said share are not registered as of March 15, 2002 the Company will owe a penalty of $7,500 and $10,000 for every month thereafter, accordingly the Company has included $67,500 in accounts payable for penalties
on the Note at March 31, 2003.   As of March 31, 2003, the balance of the note
is $235,000 with related accrued interest payable of $28,998.

Related Party Notes Payable   During the year ended December 31, 2001, a
shareholder loaned the Company $46,076. The demand note is unsecured and accrues interest at 5% per annum. As of March 31, 2003, a balance of $25,076 remained outstanding on the note with related accrued interest of $2,168.

During the year ended December 31, 2002, the Company borrowed from five shareholders of the Company's a total of $402,183. During the quarter ended March 31, 2003, the Company borrowed an additional $22,000. These notes are payable on demand and accrue interest at a rate of prime plus 1% or approximately 5.75%. During the Quarter ended March 31, 2003 the Company issued 901,778 shares of common stock in payment of $374,183 related party notes payable and $13,323 in related accrued interest. The remaining $50,000 note payable with accrued interest of $2,386 was repaid in April 2003.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value. As of March 31, 2003, no shares were issued and outstanding.

Common Stock - During the Quarter ended March 31, 2003 the Company issued 901,778 shares of common stock in payment of $374,183 related party notes payable and $13,902 in related accrued interest. The Company also issued 6,098 shares of common stock to purchase certain intangible assets valued at $6,092 and 58,532 shares of common stock upon the exercise of options for $9,400 in legal services and $36,971 salaries.

During the three months ended March 31, 2002, the Company issued 19,067 restricted shares of the Company's common stock at $.36 to $.66 per share, for consulting services valued at $8,580.

In connection with the private placement of 671,500 shares of common stock issued during 2001, the Company is recording a 1% penalty per month, beginning November 26, 2001, for delays in the effectiveness of registering said shares. As of March 31, 2003 the Company has included $73,865 in accounts payable said penalties

2002 Stock Option Plan - During 2002, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients).
The total number of shares of common stock available under the Plan may not exceed 1,000,000. At March 31, 2002, total options available to be granted
under the Plan amounted to 826,468.   During the Quarter ended March 31, 2003
the Company issued 58,532 options to purchase common stock at $.76 to $.86 per share that were immediately exercised for $9,400 in legal services and $36,971 in salaries.

Warrants   As of March 31, 2003, the Company had 1,788,076 warrants
outstanding to purchase shares of common stock at $.25 to $1.50 expiring at various times through May 30, 2006. On March 28, 2003, the Company recorded a $210,000 expense for the re-pricing of 600,000 warrants to purchase common stock from $2.00 per share to $.50 per share. During the three months ended March 31, 2003, no warrants were granted, exercised, forfeited, or cancelled.

             WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:
                                                For the Three Months Ended
                                                         March 31,
                                                __________________________
                                                    2003         2002
                                                ____________  ____________

     Loss from continuing operations available
     to common shareholders (numerator)         $   (348,064) $   (144,494)
                                                ____________  ____________
     Weighted average number of common shares
     outstanding during the period used in per
     share calculations (denominator)             18,926,695    17,121,865
                                                ____________  ____________

At March 31, 2003, the Company had 1,788,076 warrants outstanding to purchase common stock of the Company at $.25 to $1.50 per share and a convertible note payable wherein the holder could convert the note into a minimum of 470,000 shares of common stock, [See Note 4], which were not included in the loss per share computation because their effect would be anti-dilutive. Subsequent to the quarter ended March 31, 2003, the Company issued 600,000 shares upon the exercise of 600,000 warrants to purchase common stock at $.50 per share.

NOTE 7   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2003 operating loss carryforwards of approximately $6,080,000 which may be applied against future taxable income and which expires in various years through 2023.

The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recorded for the loss carryforward. The net deferred tax assets are approximately $2,070,000 as of March 31, 2003, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the period ended March 31, 2003 is approximately $70,000.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9   SUBSEQUENT EVENTS

Subsequent to the three months ended March 31, 2003 the Company issued 600,000 shares of common stock for $300,000 in cash upon the exercise of warrants.
The Company repaid a $50,000 related party note payable with related accrued interest of $2,386.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

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

     * Additional sales of strategic third party products to our product line to compliment the products we currently offer from IBM and AT&T;

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

     We are actively pursuing the 75,000 businesses and software programmers who have acquired one of many versions of our Voice Tools product line to solicit larger consulting and support contracts. We have a prospective custom programming and consulting sales pipeline of approximately $2.7 million at this time. Ninety percent of this potential sales pipeline has been generated from leads for our Voice Tools products and through our relationship with IBM. We expect our new relationship with AT&T to have similar impacts in the year to come.

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

     We built this potential sales pipeline with little marketing expenditures by following up on leads generated with the distribution of our Voice Tool, and in some cases by referrals or unsolicited customer inquires. In order to achieve positive cash flow, we believe that we will have to close on 20% to 40% of potential custom programming or consulting contracts in addition to maintaining and growing our Tools and Engines Division revenues. If we do close on 20%-40% of the $2.7 million in potential contracts we currently have in the potential sales pipeline, we will generate between $540,000 and $1,080,000 through our Consulting Division. Based on a monthly cash requirement of approximately $80,000, we will require $960,000 in combined revenue per year, less cost of goods sold, from our Consulting, Support and Tools & Engines Divisions. As our pipeline grows larger, we will need to receive a progressively smaller proportion of potential contracts to break even. In order to meet our 20% to 40% goal, we believe that an increase in capital expenditures, specifically IT, by businesses in the United States and Europe must happen. Upon this happening, Wizzard will have to add more sales personnel to pursue speech technology and custom programming leads and to actively market our other products.

     Our Independent Auditor's Report contains a "going concern" qualification because we have not yet established profitable operations, have incurred significant losses since our inception, and our current liabilities exceeded our current assets at the time of their report. We still have yet to establish profitable operations and have and continue to incur losses on our operations, along with not having sufficient cash on hand for intended operations for the next 12 months.

Results of Operations.
----------------------

     During the first quarter of 2003, Wizzard recorded revenues of $104,146, a 90% increase of from $54,614 for the first quarter of 2002. The increase in Q1 2003 was due to increased revenues from sales of our Voice Tools products as well as our relationship with IBM that allows the company to sell IBM's ViaVoice(R) runtime speech recognition and TTS engines in Europe, North America, South America, Africa and the Middle East.

     During the first quarter of 2003, Wizzard had a cost of goods sold of $65,765 versus $35,334 in the first quarter of 2002. The increase in COGS is attributed in most part to increased contract labor cost due to expanded sales and project management efforts in our consulting division.

     During the first quarter of 2003, Wizzard recorded total operating expenses of $375,134, a 130% increase from $158,670 in the first quarter of 2002. This increase is directly attributable to a non-cash expense of $210,000 for the re-pricing of warrants for which the company subsequently received $300,000 in cash upon execution. General and Administrative costs were $156,873 versus $156,696 a year ago and Selling expenses were $8,261 versus $1,974 a year ago.

     During the first quarter of 2003, Wizzard had a Loss from Operation of $336,753, a 141% increase from $144,494 in the first quarter of 2002. Wizzard attributes this increase in losses directly to the above mentioned non-cash expense of $210,000 for the re-pricing of certain warrants.

     During the first quarter of 2003, Wizzard had Other Expenses, primarily interest expense, of $11,311 attributable to the related party notes payable, $374,183 of which were converted into common stock during the quarter.

     During the first quarter of 2003, Wizzard had a Net Loss of $348,064, a 141% increase from $144,494 in the first quarter of 2002. This increase is directly related to the non-cash expense of 210,000 for the re-pricing of warrants. Without this specific non cash expense our Net Loss would have been $138,064, or approximately $6,400 less than the 1st quarter of 2002.

     During the first quarter of 2003, Wizzard had a Loss per Common Share of ..02 versus .01 for the first quarter in 2002. This includes the $210,000 non cash expense for the re-pricing of warrants.

Liquidity and Capital Resources.
--------------------------------

     For the 1st quarter of 2003, Wizzard incurred $219,412 in total non-cash expenses versus $8,550 in non-cash expenses in the first quarter of 2002. This increase of $210,962 is attributed to the expense of re-pricing warrants and legal fees paid through the issuance of common stock.

     For the 1st quarter of 2003, we used $89,720 in net cash for operations versus $72,795 in the first quarter of 2002. The 24% increase in net cash used for operating activities is attributed to the labor costs associated with the increasing revenues. which increased 90%, quarter over quarter.

     For the 1st quarter of 2003, we had depreciation and amortization expenses of $36,508, versus $38,329 in the first quarter of 2002 for the amortization of technology purchased in the Speech Systems, Inc acquisition in 2001.

    For the 1st quarter of 2003, we received proceeds of $22,000 from a note
payable from a shareholder.   The note was payable on demand and bore interest
at 5.75% per annum.

     During 1st quarter Wizzard issued 901,778 shares of common stock in payment of $374,183 in related party notes payable and $13,902 in related accrued interest. This action lowered Wizzard's overall debt significantly and allowed the company to achieve a positive net worth for the first time in its history.

     For the 1st quarter of 2003, Wizzard received proceeds of $37,019 through the issuance of common stock through the Employee Stock Option Plan proceeds of which were used to pay employee salaries. Management attributes the decrease in Wizzard's dependence on the proceeds of the notes payable from various shareholders and the proceeds from the issuance of common stock to the afore mentioned increase in revenues and reduction in debt.

     In the 1st quarter of 2003, we issued 901,778 shares of common stock in payment of $374,183 in notes payable and $13,902 in related accrued interest. This action lowered Wizzard's overall debt significantly and allowed the company to achieve a positive net worth for the first time in its history.

     Subsequent to the quarter ended March 31, 2003, Wizzard $300,000 in proceeds from the exercise of 600,000 warrants to purchase Wizzard's common stock at $.50 per share. Further, Wizzard repaid a $50,000 related party note payable with related accrued interest of $2,386.

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

Item 3.   Controls and Procedures.
          ------------------------

     (a)  Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------

     As of a date that is within 90 days of the filing date of this Quarterly Report (the "Evaluation Date"), Wizzard's President and CEO, as well as the CFO, have carried out an evaluation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Commission). Based on that evaluation, these officers have concluded that as of the Evaluation Date, Wizzard's disclosure controls and procedures were adequate and designed to ensure that material information relating to Wizzard and its consolidated subsidiaries would be made known to them by others within those entities.

     (b)  Changes in Internal Controls.
          -----------------------------

     There were no significant changes in Wizzard's internal controls, or to Wizzard's knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the Evaluation Date.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

     None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
          ------------------------------------------

     Recent Sales of Unregistered Securities.
     ----------------------------------------

     The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the quarterly period ended March 31, 2003, which were not registered under the 1933 Act:

                                        Number
                         Date           of         Aggregate
Name of Owner            Acquired       Shares     Consideration
-------------            --------       ------     -------------


Great North               2-7-03        225,000    Retirement of debt
Distributors, Inc.                                 totaling $96,525

The Agentry, LLC         3-30-03          6,098    Purchase of assets
                                                   valued at $6,092

Gordon Berry             3-31-03        165,000    Retirement of debt
                                                   totaling $97,420.85

Patty Plagman            3-31-03        394,000    Retirement of debt
                                                   totaling $150,532.18

Armen Geronian           3-31-03        117,778    Retirement of debt
                                                   totaling $39,476.48


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

               None.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION


Date: 5/15/03                               /s/ Christopher Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer


Date: 5/15/03                               /s/ Armen Geronian
      --------                             ------------------------
                                           Armen Geronian, Director
                                           Secretary


Date: 5/15/03                               /s/ Gordon Berry
      --------                             ------------------------
                                           Gordon Berry, Controller and
                                           Director


Date: 5/15/03                               /s/ Alan Costilo
      --------                             ------------------------
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

Dated: 5/15/03                       Signature: /s/ Christopher Spencer
                                               ---------------------------
                                               Christopher J. Spencer
                                               Chief Executive Officer,
                                               President and Treasurer

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

Dated: 5/15/03                       Signature: /s/ Gordon Berry
                                               ---------------------
                                               Gordon Berry
                                               Controller

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly report of Wizzard Software Corporation (the "Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), we, Christopher J. Spencer, CEO, President, Treasurer and director of the Registrant, and Gordon Berry, Controller of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: 5/15/03                               /s/ Christopher Spencer
      ---------------                       -------------------------------
                                            Christopher J. Spencer
                                            CEO, President, Treasurer and
                                            director


Dated: 5/15/03                               /s/ Gordon Berry
      ---------------                       -------------------------------
                                            Gordon Berry
                                            Controller