Form 10QSB
period 2003-06-30
WIZZARD SOFTWARE CORP /CO
filed 2003-07-31
CIK 1074909

United States Securities and Exchange Commission
                         Washington, D. C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2003
                           -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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


  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS

                                  N/A
                                  ---

                  APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               June 30, 2003

                          Common - 21,052,351 shares

Transitional Small Business Issuer Format   Yes     No   X
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

                                JUNE 30, 2003

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY



                                   CONTENTS

                                                                 PAGE


- Unaudited Condensed Consolidated Balance Sheet,
    June 30, 2003                                                 2

- Unaudited Condensed Consolidated Statements of
    Operations, for the three months and six months ended
    June 30, 2003 and 2002                                        3

- Unaudited Condensed Consolidated Statements of Cash
    Flows, for the six months ended June 30, 2003
    and 2002                                                  4 - 5

- Notes to Unaudited Condensed Consolidated Financial
    Statements                                               6 - 12


                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                                June 30,
                                                                 2003

CURRENT ASSETS:

     Cash in bank                                            $    174,742
     Accounts receivable                                           57,386
     Inventory                                                     23,442
     Prepaid Expenses                                              21,299
                                                             ------------
      Total Current Assets                                        276,869
                                                             ------------
PROPERTY & EQUIPMENT, net                                          92,353
                                                             ------------
OTHER ASSETS:
     Definite-life Intangible assets, net                         338,428
     Deposits                                                       4,226
                                                             ------------
      Total Other Assets                                          342,654
                                                             ------------
                                                             $    711,876
                                                             ============
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                        $    164,861
     Accrued expenses                                             100,100
     Notes payable - related party                                 35,092
                                                             ------------
      Total current liabilities                                   300,053
                                                             ------------
LONG-TERM OBLIGATIONS:
     Loans payable-related party                                  235,000
                                                             ------------
      Total liabilities                                           535,053
                                                             ------------
NON-CONTROLLING INTEREST IN SUBSIDIARY                                  -
                                                             ------------
STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                      -
     Common stock, $.001 par value, 100,000,000 shares
      authorized, 21,052,351 shares issued and outstanding         21,052
     Capital in excess of par value                             7,017,087
     Retained Deficit                                          (6,861,316)
                                                             ------------
      Total Stockholders' Equity                                  176,823
                                                             ------------
                                                             $    771,876
                                                             ============

The accompanying notes are an integral part of this unaudited condensed consolidated financial statements.

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three           For the Six
                                  Months Ended            Months Ended
                                     June 30,               June 30,
                               ____________________  ____________________
                                 2003       2002       2003       2002
                               _________  _________  _________  _________
NET SALES                      $124,606  $   44,089  $ 228,752  $  98,703

COST OF GOOD SOLD               124,562      57,078    190,327     92,412
                              _________   _________  _________  _________
  Gross Profit                       44     (12,989)    38,425      6,291
                              _________   _________  _________  _________

EXPENSES:
  General and administrative    557,864     186,806    714,737    343,502
  Selling expenses                9,125       2,493     17,386      4,467
                              _________   _________  _________  _________
        Total Expenses          566,989     189,299    942,123    347,969
                              _________   _________  _________  _________
INCOME (LOSS) FROM OPERATIONS  (566,945)   (202,288)  (903,698)  (341,678)
                               ________   _________  _________  _________

OTHER EXPENSE:                    5,320       6,556     16,631     11,660
                              _________   _________  _________  _________

INCOME (LOSS) BEFORE INCOME
TAXES                          (572,265)   (208,844)  (920,329)  (353,338)

CURRENT TAX EXPENSE                   -           -          -          -

DEFERRED TAX EXPENSE                  -           -          -          -
                              _________   _________  _________  _________

NET (LOSS)                    $(572,265)  $(208,844) $(920,329) $(353,338)
                              _________   _________  _________  _________

(LOSS) PER COMMON SHARE       $    (.03)  $    (.01) $    (.05) $    (.02)
                              _________   _________  _________  _________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the six
                                                      Months Ended
                                                        June 30,
                                                   2003           2002
Cash Flows from Operating Activities:
 Net loss                                       $ (920,329)    $    (353,338)
 Adjustments to reconcile net loss
 to net cash used by operating activities:
  Depreciation and amortization expense             73,113            76,982
  Non-cash expenses                                642,625            29,008
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable       5,138            (3,796)
    Decrease in Inventory                            4,779             4,048
    (Increase) decrease in prepaid expenses         (7,806)            3,629
    (Increase) in other assets                      (2,226)                -
    Increase (Decrease) in accounts payable
     and accrued expense                            (7,195)           81,334
                                                ----------     -------------
      Net Cash Provided (Used) by Operating
      Activities                                  (211,901)         (162,133)
                                                ----------     -------------
Cash Flows from Investing Activities:
     Purchase of property & equipment               (6,703)           (6,434)
                                                ----------     -------------
       Net Cash (Used) by Investing Activities      (6,703)           (6,434)
                                                ----------     -------------
Cash Flows from Financing Activities:
     Proceeds from Issuance of common stock        360,333                 -
     Proceeds from long-term obligation             32,057            50,000
     Proceeds from note payable
      - related party                                                139,040
     Payments on note payable - related party      (50,000)                -
                                                ----------     -------------
   Net Cash Provided by Financing Activities       342,390           189,040
                                                ----------     -------------
Net Increase (Decrease) in Cash                    123,786            20,473

Cash at Beginning of Period                         50,956            28,976
                                                ----------     -------------
Cash at End of Period                           $  174,742     $      49,449
                                                ==========     =============
Supplemental Disclosures of
 Cash Flow Information:
     Cash paid during the periods for:
       Interest                                 $    2,387      $          -
       Income taxes                             $        -      $          -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the six months ended June 30, 2003:

During March 2003, the Company recorded $210,000 in compensation for the re-pricing of warrants from $2.00 to $.50 per share.

The Company issued 6,098 shares of common stock to purchase certain intangible assets valued at $6,092.

The Company issued 901,778 shares of common stock in payment of $374,183 in related party notes payable and $13,902 in related accrued interest.

The Company issued 540,000 shares of common stock for consulting services valued at $357,650.

The Company issued 73,000 shares of common stock upon the exercise of options for consulting services valued at $47,450.

The Company issued 32,652 shares of common stock upon the exercise of options for legal services valued at $21,525.

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

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization   Wizzard Software Corporation "Parent" a Colorado corporation, was organized on July 1, 1998. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. Wizzard Software Corp. "Subsidiary", was incorporated on February 29, 1996 under the laws of the State of Delaware. The Company engages primarily in the development, sale, and service of custom and packaged computer software products. On February 7, 2001, the Company completed the Plan of Reorganization and Stock Exchange agreement, wherein, Parent acquired 96% of
the common stock of Subsidiary.   The merger was accounted for as a
recapitalization of Subsidiary, wherein Subsidiary became a 96% owned subsidiary of the Parent. On May 22, 2001 the Company purchased all of the issued and outstanding shares of Speech Systems, Inc. in a transaction accounted for as a purchase.

Consolidation   The financial statements presented reflect the accounts of
Wizzard Software Corporation, Wizzard Software Corp., and Speech Systems, Inc. as of June 30, 2003. At June 30, 2003 the Company held a 96% ownership interest in Wizzard Software Corp. The Company recorded no liability for the 4% non-controlling interest as Wizzard Software Corp. had a stockholders deficit at the time of merger. Further the net loss for Wizzard Software Corp. for the periods ended June 30, 2003 and 2002 applicable to the 4% non-controlling interest was not allocated to the non controlling interest as there is no obligation of the non-controlling interest to share in such losses. All significant inter-company transactions have been eliminated in consolidation.

Unaudited Condensed Financial Statements   The accompanying financial
statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents   For purposes of the financial statements, the
Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash balance at one financial institution located in Pittsburgh, Pennsylvania. At June 30, 2003, the Company had $74,742 in excess of uninsured cash balances.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2003, the Company has not established an allowance for doubtful accounts which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the periods presented are insignificant for disclosure.

Inventory   Inventory consists of $23,442 in raw materials at June 30, 2003 and is carried at the lower of cost or market as determined on the first-in first-out method.

             WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation   Depreciation of property and equipment is provided on the
straight-line method over the estimated useful lives of the assets of five years to thirty-nine years.

Definite-life intangible assets   Definite-life intangible assets consist of
the website development cost, rights, interest, title patents, trademarks and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc., purchased rights to a Merchant Operating Understanding for the distribution of the Company's products and domain name registration and are being amortized over two to five years on a straight-line basis.

Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at June 30, 2003.

Income Taxes   The Company accounts for income taxes in accordance with
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes (See Note 6).

Revenue Recognition   The Company's revenue recognition policies are in
compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company sells packaged and custom software products and related voice recognition product development consulting. Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products is recorded when
the payment has been received and the software has been shipped.   Revenue is
recognized, net of discount and allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at June 30, 2003 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs is recognized when the services are provided. Such items are included in net revenues and amounted to $32,000 and $68,669 at June 30, 2003 and 2002, respectively.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share   The Company computes loss per share in accordance with
Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive (See Note 7).

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

Reclassification   The financials statements for the periods ended prior to
June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

NOTE 2   INTANGIBLES

The Company has classified its intangible assets as a definite-life intangible asset and is amortizing them on a straight-line basis over two to five years. During the three months ended March 31, 2002, the Company completed its initial test of intangible assets for impairment in accordance with SFAS No.
142. The Company used the estimated future cash flows to test the remaining intangible assets for impairment and determined that the Company's intangible assets were not impaired. Amortization expense of $57,793 and $57,555 was recorded for the periods ended June 30, 2003 and 2002 and has been included in cost of goods sold. The following is a summary of intangibles at June 30, 2003:
                                                        Life    June 30, 2003
                                                        _____   ____________
       Active X Voice Tools Software                  5 years   $    500,000
       Trademarks, patents, website              2 to 5 years         16,945
       Memorandum of Understanding                    5 years         66,227
                                                                ____________
                                                                     583,172
       Accumulated amortization                                     (244,744)
                                                                ____________
       Definite-life intangibles, net                           $    338,428
                                                                ____________

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2   INTANGIBLES (Continued)

The remaining estimated aggregate amortization expense at June 30, 2003 for next five years is as follows:

        2003                                                    $   60,247
        2004                                                       117,928
        2005                                                       114,171
        2006                                                        46,082
        2007                                                             -
                                                                __________
                                                                $  338,428
                                                                __________

NOTE 3   PROPERTY & EQUIPMENT

The following is a summary of property and equipment:
                                                             June 30, 2003
                                                             ____________

       Furniture, fixtures and equipment                     $     214,715
       Leasehold improvements                                       36,014
       Software                                                     39,502
                                                              ____________
                                                                   290,231
       Accumulated Deprecation                                    (197,878)
                                                              ____________
       Property & Equipment, net                              $     92,353
                                                              ____________

Depreciation expense for the three months ended June 30, 2003 and 2002 was $15,320 and $19,427, respectively.

NOTE 4   NOTES PAYABLE   RELATED PARTY

Convertible Note Payable - On September 14, 2001, the Company sold a Series 2001-A 8% convertible note payable of the Company in the amount of $250,000, with a maturity date of August 1, 2011. The Note is convertible into the Company's common stock at the lessor of $.50 per share or 75% of the closing bid price. During the year ended December 31, 2001, $15,000 of the note with related accrued interest of $208 was converted into 30,416 shares of common stock. As the conversion price was below the fair value of the common stock on the date issued the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $250,000 discount on the note. The discount was recorded as interest expense on September 14, 2001 as the note was immediately convertible. The note calls for the Company to register the underlying shares into which the note can be converted by March 15, 2002. The Company has included in accounts payable a $67,500 penalty for the delay in the registration equal to $7,500 for the first month then $10,000 for every month thereafter through October 2002. As of June 30, 2003, the balance of the note is $235,000 with related accrued interest payable of $33,685.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4   NOTES PAYABLE (Continued)

Notes Payable Related Party   During the year ended December 31, 2001, a
shareholder loaned the Company $46,076. The demand note is unsecured and accrues interest at 5% per annum. As of June 30, 2003, a balance of $25,076 remained outstanding on the note with related accrued interest of $2,641.

During the year ended December 31, 2002, the Company borrowed from five shareholders of the Company's a total of $402,183. During March 2003, the Company borrowed an additional $22,000. These notes are payable on demand and accrue interest at a rate of prime plus 1% or approximately 5.75%. During the quarter ended March 31, 2003 the Company issued 901,778 shares of common stock in payment of $374,183 related party notes payable and $13,323 in related accrued interest. The remaining $50,000 note payable with accrued interest of $2,386 was repaid in April 2003.

During April, 2003, the Company borrowed from a shareholder of the Company's a total of $10,165. The note is payable on demand and accrue interest at a rate of prime plus 1% or approximately 5.75% and amounted to $123 at June 30, 2003

NOTE 5   CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value. As of December 31, 2001, no shares were issued and outstanding.

Common Stock - During the three months ended March 31, 2003 the Company issued 901,778 shares of common stock in payment of $374,183 related party notes payable and $13,902 in related accrued interest. The Company also issued 6,098 shares of common stock to purchase certain intangible assets valued at $6,092 and 58,532 shares of common stock upon the exercise of options for $9,400 in legal services and $36,971 in salaries.

During the Quarter ended June 30, 2003, the Company received $300,000 and issued 600,000 shares of common stock upon exercise of warrants at $.50 per share. The Company issued 613,000 shares of common stock for consulting services valued at $405,100 or $.65 to $.70 per share. The Company also issued 58,142 common shares upon exercise of options for $12,113 in legal services and $23,315 in salaries.

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

In connection with the private placement of 671,500 shares of common stock issued during 2001, the Company recording a 1% penalty per month, beginning November 26, 2001, through October 2002 for delays in the effectiveness of
registering said shares.   As of March 31, 2002 the Company has included
$63,575 in accounts payable as penalties

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   CAPITAL STOCK (Continued)

2002 Stock Option Plan - During 2002, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients).
The total number of shares of common stock available under the Plan may not exceed 1,000,000. At June 30, 2002, total options available to be granted
under the Plan amounted to 695,326.   During the six months ended June 30,
2003, the Company issued 189,674 options to purchase common stock at $.56 to $.86 per share that were immediately exercised for $9,400 in legal services $47,500 in consulting services and $59,125 in salaries.

Warrants   As of June 30, 2003, the Company had outstanding 1,188,076 warrants to purchase shares of common stock at $.25 to $2.00 expiring at various times through May 30, 2006. On March 28, 2003, the Company recorded a $210,000 expense for the re-pricing of 600,000 warrants to purchase common stock from $2.00 per share to $.50 per share. During the six months ended June 30, 2003, 600,000 warrants were exercised with no warrants being granted, forfeited, or cancelled.

NOTE 6   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2003 operating loss carryforwards of approximately $6,800,000 which may be applied against future taxable income and which expires in various years through 2023.

The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $2,312,000 as of June 30, 2003, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2003 is approximately $312,000.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:


                                      For the Three       For the Six
                                     Months Ended         Months Ended
                                       June 30,             June 30,
                                  ____________________  _______________
                                    2003     2002        2003      2002
                                  ____________________  _______________
  Earnings (loss) from continuing
  operations available to common
  shareholders (numerator)        $(572,265) $(208,844) $(920,329) $(353,338)
                                  __________ _________  _________  _________
  Weighted average number of common
  shares outstanding during the
  period used in loss per share
  (denominator)                   20,677,064 17,140,588 19,806,715 17,131,278
                                  __________ __________ __________ __________


At June 30, 2003 and 2002, the Company had 1,188,076 and 1,788,0761 warrants outstanding to purchase common stock of the Company at $.25 to $2.00 per share (See Note 7), and a convertible note payable wherein the holder could convert the note into a minimum of 470,000 and 470,000 shares of common stock (See
Note 4) which were not included in the loss per share computation because their effect would be anti-dilutive.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

     Over the next 12 months we plan to continue to execute our current business plan focusing our efforts on speech technology business solutions for programmers and companies interested in incorporating and utilizing speech technologies for their workforce and in their products. We plan to continue to expand our efforts in attracting customers to use our VoiceTools product line as well as our customized programming and consulting services through the leads we generate by distributing our Voice Tools, IBM's OEM ViaVoice products and AT&T's OEM Natural Voices products on a worldwide basis. Currently, our Voice Tools have been distributed over 75,000 times through Internet linking agreements we have with CNET, Microsoft, IBM, AT&T and ZDnet as well as through sponsored links on most popular search engines such as AOL, MSN, YAHOO, Google, Excite, Lycos, etc.

     We plan to grow our revenues through:

     *    The expanded distribution of our Voice Tools product line;

     *    Additional sales of our Consulting Services;

     *    Additional sales of customized software solutions;

     * Additional sales of strategic third party products we currently offer from IBM and AT&T;

     * The cross selling of our Consulting Packages, Support Packages and Commercial Distribution Licenses to customers acquired through leads from the use of our Voice Tools and our 3rd party tools and runtime engines.

     In order to fund operations in 2003, Wizzard plans to continue to work towards our quarterly positive cash flow goal based on expanding revenues while at the same time utilize our new ESOP payroll plan and acceptance of various forms of small investments and loans from current shareholders. After seven years of operating Wizzard, management confidently feels these funding methods will limit dilution for our shareholders and allow for the funding of operations over the next 12 months.

     We are actively pursuing the 75,000 businesses and software programmers who have acquired one of many versions of our Voice Tools product line to solicit larger consulting and support contracts. We have a prospective custom programming and consulting sales pipeline of approximately $3.1 million at this time. Ninety percent of this potential sales pipeline has been generated from leads for our Voice Tools products and through our relationship with IBM. We expect our new relationship with AT&T to generate additional potential custom programming or consulting leads in the year to come.

     In order to be placed in our sales pipeline, we need to first determine that a prospect has a reasonable chance to become a paying customer. We determine this by first reviewing the detailed questionnaire that the prospect fills out and submits when downloading one of our Voice Tools, AT&T and IBM products. We then follow up the lead by contacting the individual through e-mail. After we have established a dialog and the prospective customer has requested a programming or consulting proposal or has expressed an interest in a contract, the prospective customer will be placed in the sales pipeline. Upon being placed in the pipeline, a prospect is deemed to have 0% chance of closing a contract with Wizzard. Based on follow-up contacts with the potential customer, the chance for a sale is adjusted accordingly. Once a prospect is deemed to have a 50% chance of becoming a customer, 50% of the total estimated potential revenue from the contract is included in the total potential dollar amount of the pipeline. As the probability of a sale increase above 50%, so does the percentage of the total potential revenue that is added to the pipeline dollar amount. The factors used in determining probability of closing a sale are: (1) the results of dialogs with the prospect; (2) requests for detailed proposals; and (3) whether the prospect has placed a cash deposit with Wizzard.

     We built this potential sales pipeline with little marketing expenditures by following up on leads generated with the distribution of our Voice Tool, related 3rd party products, and in some cases by referrals or unsolicited customer inquires. In order to achieve positive cash flow we believe that we will have to close on 20% to 40% of potential custom programming or consulting contracts in addition to maintaining and growing our Tools and Engines Division revenues. If we do close on 20%-40% of the $3.1 million in potential contracts we currently have in the potential sales pipeline, we will generate between $620,000 and $1,240,000 through our Consulting Division. Based on a monthly cash requirement of approximately $80,000, we will require $960,000 in combined revenue per year, less cost of goods sold, from our Consulting, Support and Tools & Engines Divisions. As our pipeline grows larger, we will need to receive a progressively smaller proportion of potential contracts to break even. In order to meet our 20% to 40% goal, we believe that an increase in capital expenditures, specifically IT, by businesses in the United States and Europe must happen. Upon this happening, Wizzard will have to add more sales personnel to pursue speech technology and custom programming leads and to actively market our other products.

Results of Operations.
----------------------

     During the second quarter of 2003, Wizzard recorded revenues of $124,606, a 280% increase from $44,089 for the second quarter of 2002 and a 19% increase in revenues over the 1st quarter of 2003. The increase in Q2 2003 was due to increased revenues from sales of our Voice Tools products as well as our relationship with IBM that allows the company to sell IBM's ViaVoice(R) runtime speech recognition and TTS engines in Europe, North America, South America, Africa and the Middle East. Additionally, midway through the second quarter we began offering products from AT&T's Natural Voices product line on a worldwide basis.

     During the second quarter of 2003, Wizzard had a cost of goods sold of $124,562 versus $57,078 in the second quarter of 2002. The increase in COGS is attributed to an increase in subcontracted labor, royalty payments to IBM and Envox. Wizzard expects COGS to maintain the current levels and only increase proportionately from this point forward as revenues increase.

     During the second quarter of 2003, Wizzard recorded total operating expenses of $566,989, a 200% increase from $189,299 in the second quarter of 2002. This increase is due to non-cash expenses of $423,213 for, among other things, the issuance of $357,650 worth of restricted stock to Author Douglas and Associates, our Investor Relations firm, $47,450 in non cash expenses for the issuance and exercise of options for various consulting services, $12,113 in non cash expense for the issuance and exercise of options for legal services, as well as $6,000 in advertising paid by a shareholder and recorded as a capital contribution. If non-cash expenses were excluded from our total expenses in the second quarter of 2003 our operating expenses would be $143,776, a 14% decrease over $166,477 if the $22,822 in non-cash expense had been excluded from the $189,299 in total operating expense for the second quarter of 2002. Including the non-cash expenses, General and Administrative costs were $557,864 versus $186,806 a year ago and Selling expenses were $9,125 versus $2,493 a year ago.

     During the second quarter of 2003, Wizzard had Other Expenses, primarily interest expense, of $5,320 versus $6,556 in the second quarter of 2002.

     During the second quarter of 2003, Wizzard had a Loss from Operation of $572,265, a 274% increase from $208,844 in the second quarter of 2002. Wizzard attributes this increase in losses to the previously mentioned non cash investor relations and consulting expenses. As a result, during the second quarter of 2003, Wizzard had a Loss per Common Share of .03 versus .01 for the second quarter in 2002.

Liquidity and Capital Resources.
--------------------------------

     At June 30, 2003, the Company had a working capital deficit of $23,184, an improvement of $534,278 over the $557,462 working capital deficit at December 31, 2002. As mentioned in Note 8 to the Unaudited Financial Statements the accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. The Company's operations will require continued increases in cash flows from operations or additional financing or capital to continue.

     Cash increased to $174,172 at June 30, 2003 compared to the $50,956 at December 31, 2002. The $123,216 increase in cash can be generally attributed to the net of $342,390 provided by financing activities, primarily attributed to the $360,333 in proceeds from exercise of options and warrants, off set by the $211,625 and $6,703 used by operating and financing activities, respectively.

     The Company used their common stock to pay for $432,625 in consulting, investor relations, and legal service and recorded $210,000 in compensation for the re-pricing of certain warrants exercised during the six months ended June 30, 2003. In so doing, the Company believes they have extended cash liquidity for operational purposes.

     Cash used in operations for the six months ended June 30, 2003 was $211,901, an increase of $49,768 over the $162,133 of cash used in operations for the six month ended June 30, 2002. This change is primarily attributable to the accrual of $77,790 in penalties recorded during the six months ended June 30, 2002 for prior delays in registering the shares underlying the Company 506 offering and convertible debt.


     Cash used in investing activities for the six months ended June 30, 2003 included $6,703 for the purchase of needed office equipment updates. This is a $269 increase over the $6,434 used during the six months ended June 30, 2002. Cashed provided by financing activities for the six months ended June 30, 2003 included $360,333 in proceeds from exercise of options and warrants and $32,057 in proceeds from related party notes, offset by $50,000 in payments made on related party obligations. This is a $153,350 increase over the $189,040 in cash provided by financing activities during the six month ended June 30, 2002.

     The Company's principal sources of liquidity for the six months ended June 30, 2003 includes a 132% increase in sales over the same six month period in the previous year and $360,333 in proceeds from the exercise of certain warrants and options.

     The Company's liquidity needs are principally for financing operations until sufficient sales levels can be achieved to establish profitable operations. The Company currently estimated they have approximately $3,100,000 in prospective customer sales pipeline, if the Company is delayed or unsuccessful in establishing sufficient sales levels to support operations additional debt or equity financing will be necessary.

     For the remainder of the year ending December 31, 2003, the Company will attempt to negotiate and settle through the issuance of common shares approximately $200,000 in current obligations including approximately $140,000 in penalties on the delay in registering shares in the 506 offering and convertible debt and approximately $60,000 in unpaid accrued interest. The Company plans to continue to use employee stock option plan to pay certain employee salaries, and to actively pursuing the sales leads obtained from downloads of our Voice Tool products and our speech engine distributor relationships with IBM and AT&T.

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

Item 2.   Changes in Securities and Use of Proceeds.
          ------------------------------------------

          Changes in Securities.
          ----------------------

          None; not applicable.

          Recent Sales of Unregistered Securities.
          ----------------------------------------

          The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the quarterly period ended June 30, 2003, which were not registered under the 1933 Act:

                                             Number
                              Date           of           Aggregate
          Name of Owner       Acquired       Shares       Consideration
          -------------       --------       ------       -------------

          Rubin Investment    3-26-03        100,000      $50,000 warrant
          Group, Inc.                                     exercise

          Rubin Investment    3-27-03        500,000      $250,000 warrant
                                                          exercise

          Steven Pastor       5-15-03          5,000      Services valued at
                                                          $3,500

          Arthur Douglas      5-15-03        500,000      Services valued at
          & Associates                                    $330,000

          Four individuals     5-15-03        35,000      Services valued at
                                                          $24,150


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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

               Annual Report for the year ended December 31, 2002.*

          (b)  Reports on Form 8-K.

               Current Report dated June 5, 2003.*

         *Incorporated herein by reference.

                            SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date: 7/31/03                            By/s/Christopher J. Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer

Date: 7/31/03                            By/s/Armen Geronian
      --------                             ------------------------
                                           Armen Geronian, Director
                                           Secretary

Date: 7/31/03                            By/s/Gordon Berry
      --------                             ------------------------
                                           Gordon Berry, Director

Date: 7-31-03                            By/s/Alan Costilo
     ---------                             ------------------------
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

Dated: 7/31/03                       Signature: /s/ Christopher Spencer
       -------                                 ---------------------------
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

Dated: 7/31/03                       Signature: /s/ Gordon Berry
       -------                                 ---------------------
                                               Gordon Berry
                                               Controller