Form 10QSB/A
period 2003-06-30
WIZZARD SOFTWARE CORP /CO
filed 2003-08-22
CIK 1074909

United States Securities and Exchange Commission
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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

               Annual Report for the year ended December 31, 2002.*

               31.1 - 302 Certification of Christopher Spencer.

               31.2 - 302 Certification of Gordon Berry.

               32 - 906 Certification.

          (b)  Reports on Form 8-K.

               Current Report dated June 5, 2003.*

         *Incorporated herein by reference.

                            SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date: 8/21/03                               /s/Christopher J. Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer

Date: 8/21/03                               /s/Armen Geronian
      --------                             ------------------------
                                           Armen Geronian, Director
                                           Secretary

Date: 8/21/03                               /s/Gordon Berry
      --------                             ------------------------
                                           Gordon Berry, Director

Date: 8/21/03                               /s/Alan Costilo
     ---------                             ------------------------
                                           Alan Costilo, Director