Form 10QSB
period 2003-09-30
WIZZARD SOFTWARE CORP /CO
filed 2003-11-14
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2003
                           ------------------

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

                                  N/A
                                  ---

     Check whether the Issuer filed all documents required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

           Yes  X    No
               ---      ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                            November 14, 2003

                       Common - 21,863,042 shares

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

                             SEPTEMBER 30, 2003

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY



                                   CONTENTS

                                                                 PAGE


- Unaudited Condensed Consolidated Balance Sheet,
    September 30, 2003                                            2

- Unaudited Condensed Consolidated Statements of
    Operations, for the three months and nine months ended
    September 30, 2003 and 2002                                   3

- Unaudited Condensed Consolidated Statements of Cash
    Flows, for the nine months ended September 30, 2003
    and 2002                                                  4 - 5

- Notes to Unaudited Condensed Consolidated Financial
    Statements                                               6 - 12


                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                             September 30,
                                                                 2003

CURRENT ASSETS:
     Cash                                                    $    138,511
     Accounts receivable                                           54,330
     Inventory                                                     22,160
     Prepaid Expenses                                              18,284
                                                             ------------
      Total Current Assets                                        233,285
                                                             ------------
PROPERTY & EQUIPMENT, net                                          96,417
                                                             ------------
OTHER ASSETS:
     Definite-life Intangible assets, net                         309,376
     Deposits                                                       4,226
                                                             ------------
      Total Other Assets                                          313,602
                                                             ------------
                                                             $    643,304
                                                             ============
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                        $    235,450
     Accrued expenses                                             105,143
     Notes payable - related party                                 35,241
                                                             ------------
      Total current liabilities                                   375,834
                                                             ------------
LONG-TERM OBLIGATIONS:
     Loans payable-related party                                  235,000
                                                             ------------
      Total liabilities                                           610,834
                                                             ------------
NON-CONTROLLING INTEREST IN SUBSIDIARY                                  -
                                                             ------------
STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                      -
     Common stock, $.001 par value, 100,000,000 shares
      authorized, 21,747,302 shares issued and outstanding         21,747
     Capital in excess of par value                             7,353,299
     Retained Deficit                                          (7,342,576)
                                                             ------------
      Total Stockholders' Equity                                   32,470
                                                             ------------
                                                             $    643,304
                                                             ============

The accompanying notes are an integral part of this unaudited condensed consolidated financial statements.

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three           For the Nine
                                  Months Ended            Months Ended
                                  September 30,           September 30,
                               ____________________  ____________________
                                 2003       2002       2003       2002
                               _________  _________  _________  _________
NET SALES                      $106,509  $   49,940  $ 335,261  $ 148,643

COST OF GOOD SOLD               142,912      33,281    333,239    125,693
                              _________   _________  _________  _________
  Gross Profit                  (36,403)     16,659      2,022     22,950
                              _________   _________  _________  _________

EXPENSES:
  General and administrative    393,702     243,399  1,108,440    586,901
  Selling expenses               46,099      28,088     63,485     32,555
  Compensation for re-pricing
   warrants                           -           -    210,000          -
                              _________   _________  _________  _________
        Total Expenses          439,801     271,487  1,381,925    619,456
                              _________   _________  _________  _________
(LOSS) BEFORE OTHER EXPENSES   (476,204)   (254,828)(1,379,903)  (596,506)
                               ________   _________  _________  _________

OTHER EXPENSE                     5,055       8,804     21,686     20,464
                              _________   _________  _________  _________

(LOSS) BEFORE INCOME TAXES     (481,259)   (263,632)(1,401,589)  (616,970)

CURRENT TAX EXPENSE                   -           -          -          -

DEFERRED TAX EXPENSE                  -           -          -          -
                              _________   _________  _________  _________

NET (LOSS)                    $(481,259)  $(263,632)(1,401,589) $(616,970)
                              _________   _________  _________  _________

(LOSS) PER COMMON SHARE       $    (.02)  $    (.01) $    (.07) $    (.04)
                              _________   _________  _________  _________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Nine
                                                      Months Ended
                                                      September 30,
                                                   2003           2002
Cash Flows from Operating Activities:
 Net loss                                      $(1,401,589)    $    (616,970)
 Adjustments to reconcile net loss
 to net cash used by operating activities:
  Depreciation and amortization expense            111,279           115,553
  Non-cash expenses                                889,414            69,978
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable       8,194           (20,902)
    Decrease in Inventory                            6,061             4,061
    (Increase) decrease in prepaid expenses         (4,791)            3,637
    (Increase) in other assets                      (2,226)                -
    Increase (decrease) in accounts payable         53,462            65,643
    Increase (decrease) in accrued expense          15,744            20,492
                                                ----------     -------------
      Net Cash Provided (Used) by Operating
      Activities                                  (324,452)         (358,508)
                                                ----------     -------------
Cash Flows from Investing Activities:
     Purchase of property & equipment              (19,881)           (6,905)
     Purchase of intangibles                             -               (82)
                                                ----------     -------------
       Net Cash (Used) by Investing Activities     (19,881)           (6,987)
                                                ----------     -------------
Cash Flows from Financing Activities:
     Proceeds from Issuance of common stock        449,831                 -
     Proceeds from long-term obligation             32,057            50,000
     Proceeds from note payable
      - related party                                                313,642
     Payments on note payable - related party      (50,000)                -
                                                ----------     -------------
   Net Cash Provided by Financing Activities       431,888           363,642
                                                ----------     -------------
Net Increase (Decrease) in Cash                     87,555            (1,853)

Cash at Beginning of Period                         50,956            28,976
                                                ----------     -------------
Cash at End of Period                           $  138,511     $      27,123
                                                ==========     =============
Supplemental Disclosures of
 Cash Flow Information:
     Cash paid during the periods for:
       Interest                                 $    2,387      $          -
       Income taxes                             $        -      $          -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2003:

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

The Company issued 38,126 shares of common stock upon the exercise of options for legal services valued at $23,933.

A shareholder of the Company paid for $6,000 in advertising services on behalf of the Company.

On September 30, 2003, the Company approved the issuance of 500,000 shares of common stock for investor relations services valued at $245,000.

For the nine months ended September 30, 2002:

The Company issued 91,167 restricted shares of common stock for services rendered valued at $69,978, at prices ranging from $.72 to 1.20 per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization   Wizzard Software Corporation "Parent" a Colorado corporation, was organized on July 1, 1998.. Wizzard Software Corp. "Subsidiary", was incorporated on February 29, 1996, under the laws of the State of Delaware. The Company engages primarily in the development, sale, and service of custom and packaged speech recognition software products throughout the United States. The Company is also the exclusive reseller of certain speech and voice recognition engines. On February 7, 2001, the Company completed the Plan of Reorganization and Stock Exchange agreement, wherein, Parent acquired
96% of the common stock of Subsidiary.   The merger was accounted for as a
recapitalization of Subsidiary, wherein Subsidiary became a 96% owned subsidiary of the Parent. On May 22, 2001, the Company purchased all of the issued and outstanding shares of Speech Systems, Inc. in a transaction accounted for as a purchase. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors

Consolidation   The financial statements presented reflect the accounts of
Wizzard Software Corporation, Wizzard Software Corp., and Speech Systems, Inc. as of September 30, 2003. At September 30, 2003 the Company held a 96% ownership interest in Wizzard Software Corp. The Company recorded no liability for the 4% non-controlling interest as Wizzard Software Corp. had a stockholders deficit at the time of merger. Further the net loss for Wizzard Software Corp. for the periods ended September 30, 2003 and 2002 applicable to the 4% non-controlling interest was not allocated to the non controlling interest as there is no obligation of the non-controlling interest to share in such losses. All significant inter-company transactions have been eliminated in consolidation.

Unaudited Condensed Financial Statements   The accompanying financial
statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents   For purposes of the financial statements, the
Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash balance at one financial institution located in Pittsburgh, Pennsylvania. At September 30, 2003, the Company had cash of $38,511 in excess of federally insured amounts.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2003, the Company has no allowance for doubtful accounts which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the periods presented are insignificant for disclosure.

Inventory   Inventory consists of $22,160 in raw materials at September 30,
2003 and is carried at the lower of cost or market as determined on the first-in first-out method.

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

Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at September 30, 2003.

Income Taxes   The Company accounts for income taxes in accordance with
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes (See Note 6).

Revenue Recognition   The Company's revenue recognition policies are in
compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company sells packaged and custom software products and related voice recognition product development consulting. Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the collection of the resulting receivable is deemed probable. Revenue from package software products is recorded when the payment has been received and the software has
been shipped.   Revenue is recognized, net of discount and allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at September 30, 2003 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs is recognized when the services are provided. Such items are included in net revenues and amounted to $36,980 and $68,669 at September 30, 2003 and 2002, respectively.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic Loss Per Common Share   The Company computes basic loss per common share
in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive (See Note
7).

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" , were recently issued. SFAS No. 146, 147, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification   The financials statements for the periods ended prior to
September 30, 2003 have been reclassified to conform to the headings and classifications used in the September 30, 2003 financial statements.

Stock Options - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

The Company has a stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 5. The Company accounts for the stock options plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the periods presented in the accompanying financial statements the Company has granted options under the 2002 Stock Options Plans and executive and other employment agreements (See Note 5). The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, there would have been no effect on the Company's net earnings, net of taxes, and earnings per share would have been reduced to the pro forma amounts indicated below:

                                 For the Quarter          For the Nine Months
                                 Ended September 30,      Ended September 30,
                                 2003          2002       2003            2002
 Net Income (Loss)
  As reported               $ (481,259)     $(263,632) $(1,401,589) $(616,970)
 Add: Stock-based employee
  compensation expense included
  in reported net income         -            -          -           -
 Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method        -            -          -           -
 Net Income (Loss)
  Proforma                  $  (481,259)  $  (263,632)  $(1,401,589)$(616,970)

 Basic (loss) per share
   As reported              $      (.02)  $      (.01)  $      (.07)$    (.04)
 Proforma                   $      (.02)  $      (.01)  $      (.07)$    (.04)


NOTE 2   INTANGIBLES

The Company has classified its intangible assets as a definite-life intangible asset and is amortizing them on a straight-line basis over two to five years. During the three months ended March 31, 2002, the Company completed its initial test of intangible assets for impairment in accordance with SFAS No.
142. The Company used the estimated future cash flows to test the remaining intangible assets for impairment and determined that the Company's intangible assets were not impaired. Amortization expense of $86,853 and $86,313 was recorded for the periods ended September 30, 2003 and 2002 and has been included in cost of goods sold. The following is a summary of intangibles at September 30, 2003:
                                                 Life  September 30, 2003

Active X Voice Tools Software                  5 years   $   500,000
Trademarks, patents, website              2 to 5 years        16,945
Memorandum of Understanding                    5 years        66,227
                                                          __________
                                                             583,172
       Accumulated amortization                             (273,796)
                                                          __________
       Definite-life intangibles, net                     $  309,376
                                                          __________

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2   INTANGIBLES (Continued)

  The remaining estimated aggregate amortization expense at September 30, 2003 for next five years is as follows:

        2003                                                $       31,195
        2004                                                       117,928
        2005                                                       114,171
        2006                                                        46,082
        2007                                                             -
                                                              ____________
                                                              $    309,376
                                                              ____________

NOTE 3   PROPERTY & EQUIPMENT
The following is a summary of property and equipment:
                                                    September 30, 2003
                                                       ____________

       Furniture, fixtures and equipment               $    227,425
       Leasehold improvements                                36,482
       Software                                              39,502
                                                       ____________
                                                            303,409
       Accumulated Deprecation                             (206,992)

                                    Property & Equipment, net
           $     96,417


Depreciation expense for the three months ended September 30, 2003 and 2002 was $24,426 and $29,240, respectively.

NOTE 4   NOTES PAYABLE   RELATED PARTY

Convertible Note Payable - On September 14, 2001, the Company sold a Series 2001-A 8% convertible note payable of the Company in the amount of $250,000, with a maturity date of August 1, 2011. The Note is convertible into the Company's common stock at the lessor of $.50 per share or 75% of the closing bid price. During the year ended December 31, 2001, $15,000 of the note with related accrued interest of $208 was converted into 30,416 shares of common stock. As the conversion price was below the fair value of the common stock on the date issued the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $250,000 discount on the note. The discount was recorded as interest expense on September 14, 2001 as the note was immediately convertible. The note called for the Company to register the underlying shares into which the note can be converted by March 15, 2002. The Company has included in accounts payable a $67,500 penalty for the delay in the registration equal to $7,500 for the first month then $10,000 for every month thereafter through October 2002. As of September 30, 2003, the balance of the note is $235,000 with related accrued interest payable of $38,424.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4   NOTES PAYABLE (Continued)

Notes Payable Related Party   During the year ended December 31, 2001, a
shareholder loaned the Company $46,076. The demand note is unsecured and accrues interest at 5% per annum. As of September 30, 2003, a balance of $25,076 remained outstanding on the note with related accrued interest of $2,953.

During the year ended December 31, 2002, the Company borrowed from five shareholders of the Company a total of $402,183. During March 2003, the Company borrowed an additional $22,000. These notes are payable on demand and accrue interest at a rate of prime plus 1% or approximately 5.75%. During the quarter ended March 31, 2003 the Company issued 901,778 shares of common stock in payment of $374,183 related party notes payable and $13,323 in related accrued interest. The remaining $50,000 note payable with accrued interest of $2,386 was repaid in April 2003.

During April, 2003, the Company borrowed from a shareholder of the Company a total of $10,165. The note is payable on demand and accrues interest at a rate of prime plus 1% or approximately 5.75% and amounted to $271 at September 30, 2003

NOTE 5   CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value. As of September 30, 2003, no shares were issued and outstanding.

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

During the Quarter ended June 30, 2003, the Company also issued 194,943 common shares upon exercise of options for $2,408 in legal services and $89,498 in salaries.

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

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   CAPITAL STOCK (Continued)

In connection with the private placement of 671,500 shares of common stock issued during 2001, the Company recording a 1% penalty per month, beginning November 26, 2001, through October 2002 for delays in the effectiveness of
registering said shares.   As of September 30, 2003, the Company has recorded
$63,575 in accounts payable as penalties

2002 Stock Option Plan - During 2002, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients).
The total number of shares of common stock available under the Plan may not exceed 1,000,000. At September 30, 2003, total options available to be
granted under the Plan amounted to 500,383.   During the nine months ended
September 30, 2003, the Company issued 384,617 options to purchase common stock at $.44 to $.86 per share that were immediately exercised for $16,785 in legal services $47,500 in consulting services and $148,623 in salaries.

Warrants   As of September 30, 2003, the Company had outstanding 1,188,076 warrants to purchase shares of common stock at $.25 to $2.00 expiring at various times through May 30, 2006. On March 28, 2003, the Company recorded a $210,000 expense for the re-pricing of 600,000 warrants to purchase common stock from $2.00 per share to $.50 per share. During the nine months ended September 30, 2003, 600,000 warrants were exercised with no warrants being granted, forfeited, or cancelled.

NOTE 6   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2003 operating loss carryforwards of approximately $7,300,000 which may be applied against future taxable income and which expires in various years through 2023.

The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $2,482,000 as of September 30, 2003, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2003 is approximately $482,000.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:
                                      For the Three     For the Nine
                                     Months Ended       Months Ended
                                      September 30,    September 30,

                                           2003     2002      2003      2002

  Earnings (loss) from continuing
    operations available to common
    shareholders (numerator)      $(481,259) $(263,632) $(1,401,589)$(616,970)
                                  _________  _________  ___________ _________
  Weighted average number of
    common shares outstanding
    during the period used in loss
    per share  (denominator)     21,091,195 17,155,665 20,227,993  17,150,229
                                 __________ __________ __________  __________

At September 30, 2003 and 2002, the Company had 1,188,076 and 1,788,076 warrants outstanding to purchase common stock of the Company at $.25 to $2.00 per share (See Note 7), and a convertible note payable wherein the holder could convert the note into a minimum of 470,000 and 470,000 shares of common stock (See Note 4) which were not included in the loss per share computation because their effect would be anti-dilutive.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

     Over the next 12 months we plan to continue to execute our current business plan focusing our efforts on speech technology business solutions for programmers and businesses interested in incorporating and utilizing speech technologies for their workforce and in their software products. We plan to continue to expand our efforts in attracting customers to use our VoiceTools product line as well as our customized programming and consulting services through the leads we generate by distributing our Voice Tools, IBM's OEM ViaVoice desktop products and AT&T's OEM Natural Voices desktop products, on a worldwide basis. Currently, our Voice Tools have been distributed over 75,000 times through Internet linking agreements we have with Microsoft, IBM, AT&T, CNET and ZDnet, as well as through sponsored links on most popular search engines such as AOL, MSN, YAHOO, Google, Excite, Lycos, etc.

     We plan to grow our revenues through:

  * The expanded distribution of our Voice Tools product line;
  * Additional sales of our consulting services;
  * Additional sales of customized software solutions;
  * Additional sales of strategic third party products we currently offer from IBM, Envox and AT&T;
  * The cross selling of our Consulting Packages, Support Packages and Commercial Distribution Licenses to customers acquired through leads from the use of our Voice Tools and our 3rd party tools and runtime engines;
  * The expansion of our product line by offering our outsourcing sales and technical support services to other companies in addition to our current offerings from IBM, AT&T and Envox;
  * The acquisition of speech technology related businesses.
  * The launching of several new products including a Medical Transcription Server based on IBM's ViaVoice technology and a speech interface to Microsoft's new InfoPath product.

     In order to fund operations in 2003, Wizzard plans to continue to work towards our quarterly positive cash flow goal based on expanding revenues while at the same time utilize our new ESOP payroll plan and acceptance of various forms of small investments and loans from current shareholders. After seven years of operating Wizzard, management confidently feels these funding methods will limit dilution for our shareholders and allow for the funding of operations over the next 12 months.
Business

     Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T as well as through internal marketing efforts. When a customer first comes to Wizzard, in most cases, they are not familiar with speech technology so Wizzard initially spends time educating the potential customer and helping to identify their requirements. This gives Wizzard the opportunity to show our expertise in the industry and describe our wide variety of speech products and services. If the customer decides to move forward with the adoption of a speech technology, they have three choices as to how to go about adding speech to their internal software applications for their workforce or to their commercial products and services. These three choices are:

  1. Purchase/license the necessary programming tools and speech engines and go about making the addition of speech on their own, with little help from Wizzard. Our programming tools allow software developers to quickly and efficiently add speech and are required by the customer to complete their project. The initial sale for this customer choice tends to be between $350 to $5,000. Upon completion of its development efforts, the customer must then license specific speech engines from Wizzard for distribution in each and every copy they produce whether for internal use or for commercial distribution. The prices of these engines range from $1.00 to $20.00 per copy and must be paid in advance of deployment.

  2. The second option our customers have is when a company requires additional technical or developer support while they go through the process of adding speech to their internal software applications,
       commercial products or services.   This type of support can vary from
       several hours on the phone with our expert speech engineers to more relevant work where our engineers review or even create sample programming code for the customer. Wizzard offers these customers several support packages which range in price from $500 to $20,000. Additionally, Wizzard offers several previously created add-on software modules that save the customers significant time and money by allowing them to "drop in" a section of code rather than create it themselves from scratch. These add-on modules include vocabularies for specific vertical markets (medical, legal, etc) and networking capabilities that allow for speech to be used across a network environment. Prices for these add-on modules range from $200 to $15,000.

  3. The third choice a customer has after deciding to move forward with the adoption of speech is to let Wizzard create, plan and implement the entire project for the customer using Wizzard's highly experienced software consultants and engineers. These projects historically have three phases: Conceptual, First Working Version, Delivery. After each phase the customer provides Wizzard with feedback and the necessary changes or additions are made and the project is moved to the next phase. Due to the customized nature of this third customer option, prices for these projects can significantly vary from $10,000 to $250,000 or more. Wizzard gets paid based on a time and materials basis in most instances and tends to charge an upfront "down payment" of approximately 25% with follow-up payments upon meeting certain milestones set by the customer and Wizzard at the beginning of the project.
     Wizzard's management believes two significant changes are occurring in the market for speech technologies and related products.

     First, after several long, hard years of extremely limited spending on technology by businesses, it seems that companies in the U.S. are beginning again to spend money on technology. Usually, businesses tend to purchase new computers and software for operating system upgrades when there is an initial increase in technology spending. However, in management's opinion, spending on productivity and product differentiating technologies, like speech, is usually not far behind.

     Second, management feels that the speech industry is moving in two parallel directions simultaneously. The first is that the industry is moving from a technology based industry to a vertical market product based industry. To expand further, it has been very common in the speech industry for speech companies to have strong technology but not have customers demanding the technology or not have found specific vertical niche markets where the technology can be applied successfully. Now, it seems that speech companies are finally finding markets where speech can be applied effectively and more importantly, where customers are willing to pay for speech to be applied effectively. The second parallel direction is the consolidation happening within the speech industry at this time. There have been several significant mergers and acquisitions as speech companies move from being speech technology companies to vertically targeted product companies.

     Wizzard's management feels it has effectively positioned the Company to be the "go between" for customers seeking to incorporate speech technology from IBM, Microsoft and AT&T (Three of approximately four significant speech manufacturers). These technology manufacturers offer the core speech engines that drive speech based products and services. However, in order for a customer to include speech technology in its product or service it requires specific programming tools offered in most cases, exclusively through Wizzard. In some cases these programming tools are proprietary to Wizzard and in some cases the programming tools are proprietary to the manufacturer of the speech engine, but sold exclusively through Wizzard. In addition to the programming tools, Wizzard is the sole source of technical and development support for customers wanting to include speech technology from IBM and AT&T for the Windows desktop platform. Through this effective positioning Wizzard comes into contact with over 10,000 potential customers per year. Management believes this number could be the highest in the industry for desktop speech technology.

     Due to the fact that the speech industry is still very young, Wizzard feels that the following information is potentially more significant than in more mature industries.

     As a result of coming into contact with so many potential customers of speech technology and related services, we believe we are in a unique position to capitalize on the future growth in the speech industry. Here's how:

  1. Wizzard offers a "one stop shop" type situation for customers where they can purchase/license everything they require to incorporate speech technology from programming tools, speech engines, add-on modules, and vertical vocabularies to offering a complete line of custom programming, technical/developer support and consulting services. Wizzard's philosophy is to provide all the products and services our customers require so that they don't have to go elsewhere to complete any portion of their speech project. Management feels that this business model has already proven to be effective, based on customer feedback, in the sense that Wizzard has won and could win future speech technology related business from several large customers due to the fact that they can find everything they require through one company.

  2. Because Wizzard does come into contact with over 10,000 potential speech customers each year, management feels the Company is in a unique position to identify what the growing trends in the speech industry are, and determine what the customers require to meet their needs. To further clarify, when a potential customer wants more information on what they need to purchase/license to add speech to their products or services they are asked to fill in a form that includes a description of what they plan to do with the speech technology. Management is unaware of any other company that is able to obtain so much potentially valuable marketing information as Wizzard due to its relationships with IBM, Microsoft and AT&T and the fact that they send some, or in the case of IBM and AT&T, all of their potential speech programming customers to Wizzard. Based on this gathered information, Wizzard is positioned to capitalize on customer needs. Wizzard is able to identify growing trends as it has done so in the form of markets for ATMs, screen readers for the visually impaired, automated medical transcription and PC games (i.e.: Quake, Doom, Sims, Donkey Kong, etc.)

  3. Once a trend has been identified Wizzard can, and is in the process of doing so to capitalize on the trend in several ways.

  a. Satisfy Customer Demand - Wizzard can expand its product line to meet growing customer demand based on a specific vertical market. By strategically adding new products and services, representing more companies such as IBM and AT&T, Wizzard is not only positioned to grow revenues within its current customer base but can also increase the number of potential customers coming to Wizzard through marketing arrangements with the manufacturer of the new products. Management has identified and is in the process of negotiating with several of these manufacturers and feels that if it is able to effectively add five new speech product manufacturers, based solely on customer demand, it can increase the number of potential customers coming to Wizzard for their speech technology needs to over 20,000 per year. This number could grow significantly as more businesses around the world adopt speech. This model is a "double win" for Wizzard in the sense that it can increase revenue by expanding its products to meet current customer demand while at the same time increasing the number of potential customers coming to Wizzard for their speech needs. At this time, management is not aware of any other company offering this type of service to desktop speech technology manufacturers besides Wizzard.

  b. First To Market - Wizzard can create specific vertical speech products based on what customers are requesting. A recent example of this action is the medical transcription market. Over the last 9 months Wizzard has noticed a growing trend of customers who own transcription services looking for an automated transcription solution for their business.
            Currently, medical professionals dictate their patient reports, which are then sent to transcription services where workers transcribe by hand the doctor's dictation. Because of the competitive nature of the transcription industry, margins are small and any savings at all can be a significant boost to a transcription company's bottom line. As a result, transcription companies are searching for a speech based solution that would allow them to reduce personnel expenses. Based on the identification of this trend, Wizzard recently licensed from IBM special speech technology, is currently making modifications and upgrades to this technology, and plans to begin marketing a new Medical Transcription Server product for midsized transcription companies in the 4Q of 2004. This is one of several examples where having an early preview of market demand can be a tremendous advantage.

  c. Acquire Successful Speech Companies - Due to the fact that Wizzard can tell how much of a customer's product is being sold as the customer is required to purchase from Wizzard speech engines for every copy of their product or service distributed, Wizzard can look to acquire the customer's business. Wizzard plans to make acquisitions over the next twelve months based on what it is able to identify as customer demand for a specific speech related product or technology. As the speech industry moves from a technology based market to a specific vertically targeted product based market, consolidation amongst companies is a growing trend and Management feels Wizzard is in the best position to identify and capitalize on the new speech product companies emerging in the market.

  d. Speech Engines For The "Killer App" - As mentioned above, once a customer has incorporated speech into their workforce, product or service they are required to purchase a speech engine for every single copy of the product or service they distribute. Wizzard has hundreds of customers, from Fortune 500 corporations to 10 person small businesses, currently incorporating speech technology into their products which they plan to sell into specific vertical markets. These markets range from PC Games, medical devices, to homeland security applications, software for the visually impaired and legal transcription. If any one of these Wizzard customers' products are successful resulting in large unit sales of their products, Wizzard will directly benefit by an increase in revenues and gross profits for its speech engine sales as Wizzard's profit margin on speech engines ranges from 10% to 500% based on volume purchases with an average margin of approximately 60%. Management believes at this time that several of its customers have the potential for very large unit sales of their newly created speech products in the near future as these companies complete, launch and market their products.
Results of Operations.
----------------------

     During the third quarter of 2003, Wizzard recorded revenues of $106,509, a 113% increase from $49,940 for the third quarter of 2002. The increase in Q2 2003 was due to increased revenues from sales of AT&T Natural Voices Desktop Text-To-Speech SDK and related Voice Fonts. The third quarter was the first full quarter that Wizzard was offering the AT&T product line and sales have risen each month under our agreement with AT&T. In the third quarter of 2003 Wizzard sold 96 Software Developer Kits to new customers who plan to incorporate speech into their internal or commercial products. For the nine months ended September 30, 2003 Wizzard's revenue was $335,261, a 125% increase from $148,643 for the nine months ending September 30, 2002.

     During the third quarter of 2003, Wizzard had a cost of goods sold of $142,912 versus $33,281 in the third quarter of 2002. The increase in COGS is attributed to an increase in revenues, additional subcontracted labor, royalty payments to IBM, AT&T and Envox. Of the $142,912, approximately $30,000 was for amortization expenses of intangible assets, approximately $29,000 was for subcontracted labor , and approximately $78,000 was for royalty payments to AT&T and IBM. For the nine months ending September 30, 2003. Wizzard's COGS was $333,239, a 165% increase from $125,693 for the nine months ending September 30, 2002.

     During the third quarter of 2003, Wizzard recorded total operating expenses of $439,801, a 62% increase from $271,487 in the third quarter of 2002. This increase in operating expenses for the third quarter of 2003 versus the third quarter of 2002 is due in large part to the non cash expense of $245,000 for the issuance of 500,000 restricted shares of common stock to Arthur Douglas & Associates, our investor relations firm. Other significant General and Administrative costs included Officer Salaries, Employee salaries, Legal Fees, Rent (Florida and Pennsylvania offices) and Payroll Taxes . For the nine months ending September 30, 2003 Wizzard's total operating expenses was $1,381,925, versus $619,456 for the nine months ending September 30, 2002.

     During the third quarter of 2003, Wizzard had Other Expenses, primarily interest expense, of $5,055 versus $8,804 in the third quarter of 2002. For the nine months ending September 30, 2003 Wizzard's Other Expenses was $21,686, versus $20,464 for the nine months ending September 30, 2002.

     During the third quarter of 2003, Wizzard had a Net Loss of $481,259, a 16% decrease from $572,265 in the second quarter of 2003 and a 83% increase from $263,632 in the third quarter in 2002. Wizzard attributes this increase in the net loss to the previously mentioned non cash investor relations and consulting expenses. As a result, during the third quarter of 2003, Wizzard had a Loss per Common Share of .02 versus .01 for the third quarter in 2002 and .03 for the second quarter in 2003. For the nine months ending September 30, 2003 Wizzard's Net Loss, including non cash expenses, was $1,401,589, versus $616,970 for the nine months ending September 30, 2002.

Liquidity and Capital Resources.
--------------------------------

     Cash on hand increased $87,555 to $138,511 on September 30, 2003 compared to $50,956 on December 31, 2002. This can be generally attributed to the net of $449,831 provided by financing activities, primarily attributed to the proceeds from exercise of options and warrants.

     The Company used common stock to pay for $674,033 in consulting, investor relations and legal service during the nine months ended September 30, 2003. In so doing, the Company believes they have extended cash liquidity for operational purposes. Non cash expenses for the nine months ending September 30, 2003 were $889,414.

     Cash used in operations for the nine months ended September 30, 2003 was $324,452, a decrease of 10% over the $358,508 cash used in operations for the nine months ended September 30, 2002.

     Cash used in investing activities for the nine months ended September 30, 2003 included $19,881 for the purchase of needed office equipment updates. This is a $12,894 increase over the $6,987 used during the nine months ended September 30, 2002.

     Cash provided by financing activities for the nine months ended September 30, 2003 included $449,831 in proceeds from exercise of options and warrants and $32,057 in proceeds from related party notes, offset by $50,000 in payments made on related party obligations. This is a $68,246 increase over the $363,642 in cash provided by financing activities during the nine months ended September 30, 2002.

     The Company's principal sources of liquidity for the nine months ended September 30, 2003 includes a 125% increase in sales over the same nine month period in the previous year and $360,333 in proceeds from the exercise of certain warrants and options.

     At September 30, 2003, the Company had a working capital deficit of $142,548, compared to the $69,885, working capital deficit at December 31, 2002. As mentioned in Note 8 to the Unaudited Financial Statements the accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. The Company's operations will require continued increases in cash flows from operations or additional equity or debt financing to continue.

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

Safe Harbor Statement.
----------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the speech recognition software industry, our ability to continue to develop products acceptable to that industry, our ability to retain our business relationships, and our ability to raise capital and the growth of the speech recognition software industry, and
(ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets", "tend" or similar expressions.

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

Item 3. Controls and Procedures.
         ------------------------

      (a) As of a date within 90 days of the filing date of this Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

      (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

     In September, 2003, the Company was served a summons in a lawsuit brought by Lawrence Fox against the Company and Alan Costilo. As of the filing date of this Report, the Company has not received any complaint or other document in this proceeding and is unaware of the nature thereof.

Item 2.   Changes in Securities and Use of Proceeds.
          ------------------------------------------

     On September 30, 2003, the Company issued to Arthur Douglas & Associates 500,000 "unregistered" and "restricted" shares of common stock in consideration of consulting services valued at $245,000.

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

          31 - 302 Certification of Christopher J. Spencer

          32 - 906 Certification.

     (b)  Reports on Form 8-K.

          None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date: 11/14/03                           By/s/Christopher J. Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer


Date: 11/14/03                             /s/Gordon Berry
      --------                             ------------------------
                                           Gordon Berry,CFO and Director


Date: 11/14/03                             /s/Armen Geronian
      --------                             ------------------------
                                           Armen Geronian, Director
                                           Secretary


Date: 11/14/03                             /s/Alan Costilo
      --------                             ------------------------
                                           Alan Costilo, Director