Form 10KSB
period 2003-12-31
WIZZARD SOFTWARE CORP /CO
filed 2004-03-26
CIK 1074909

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2003

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2003 - $470,487.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 12, 2004 - $48,636,342. There are approximately 13,510,095 shares of common voting stock of the Registrant held by non-affiliates. The aggregate market value was determined based on the average closing bid and asked prices of the issuer's common stock on March 12, 2004.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              March 12, 2004

                                23,678,718

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

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     For a description of the business development of Wizzard Software Corporation, a Colorado corporation ("Wizzard"), through the year ended December 31, 2002, see its Annual Reports on Form 10-KSB for the year ended December 31, 2002, which is incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

     On February 6, 2004, which is subsequent to the period covered by this Report, we signed of a Letter Of Intent to acquire MedivoxRx Technologies, Inc., a New York corporation ("MedivoxRx"), and its Talking Bottle product line. This Letter of Intent was disclosed in a Current Report on Form 8-K dated February 6, 2004, which was filed with the Securities and Exchange Commission on the same date. See the Exhibit Index, Item 13 of this Report.

     As of the date of this Report, we have not executed any definitive agreement with respect to the MedivoxRx acquisition. We can provide no assurance that we will complete this transaction or that, if we do, it will be beneficial to Wizzard and its stockholders.
     Business.
     ---------

     Over the next 12 months we plan to continue to execute our current business plan, focusing our efforts on speech technology business solutions for programmers and businesses interested in incorporating and using speech technologies for their workforce and in their software products. We plan to continue to expand our efforts in attracting customers to use our VoiceTools product line as well as our customized programming and consulting services through the leads we generate by distributing our Voice Tools, IBM's OEM ViaVoice desktop products and AT&T's OEM Natural Voices desktop products, on a worldwide basis. Currently, our Voice Tools have been distributed over 75,000 times through Internet linking agreements we have with Microsoft, IBM, AT&T, CNET and ZDnet, as well as through sponsored links on most popular search engines such as AOL, MSN, YAHOO, Google, Excite, Lycos, etc.

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

     In order to fund operations in 2004, Wizzard plans to continue to work towards our quarterly positive cash flow goal based on expanding revenues while at the same time utilize our ESOP payroll plan and acceptance of various forms of small investments and loans from current shareholders. After eight years of operating Wizzard, management confidently feels these funding methods will limit dilution for our shareholders and allow for the funding of operations over the next 12 months.

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

     2. The second option our customers have is when a company requires additional technical or developer support while they go through the process of adding speech to their internal software applications, commercial products or
services.   This type of support can vary from several hours on the phone with our expert speech engineers to more relevant work where our engineers review or even create sample programming code for the customer. Wizzard offers these customers several support packages which range in price from $500 to $20,000. Additionally, Wizzard offers several previously created add on software modules that save the customers significant time and money by allowing them to "drop in" a section of code rather than create it themselves from scratch. These add on modules include vocabularies for specific vertical markets (medical, legal, etc) and networking capabilities that allow for speech to be used across a network environment. Prices for these add on modules range from $200 to $15,000.

    3. The third choice a customer has after deciding to move forward with the adoption of speech is to let Wizzard create, plan and implement the entire project for the customer using Wizzard's highly experienced software consultants and engineers. These projects historically have three phases:
Conceptual, First Working Version, Delivery. After each phase the customer provides Wizzard with feedback and the necessary changes or additions are made and the project is moved to the next phase. Due to the customized nature of this third customer option, prices for these projects can significantly vary from $10,000 to $250,000 or more. Wizzard gets paid based on a time and materials basis in most instances and tends to charge an upfront "down payment" of approximately 25% with follow up payments upon meeting certain milestones set by the customer and Wizzard at the beginning of the project.

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

     Because the speech industry is still very young, Wizzard feels that the following information is potentially more significant than in more mature industries.

     As a result of coming into contact with so many potential customers of speech technology and related services, we believe we are in a unique position to capitalize on the future growth in the speech industry. Here's how:

     1. Wizzard offers a "one stop shop" type situation for customers where they can purchase/license everything they require to incorporate speech technology from programming tools, speech engines, add on modules, and vertical vocabularies to offering a complete line of custom programming, technical/developer support and consulting services. Wizzard's philosophy is to provide all the products and services our customers require so that they don't have to go elsewhere to complete any portion of their speech project. Management feels that this business model has already proven to be effective, based on customer feedback, in the sense that Wizzard has won and could win future speech technology related business from several large customers due to the fact that they can find everything they require through one company.

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

     b. First To Market - Wizzard can create specific vertical speech products based on what customers are requesting. A recent example of this action is the medical transcription market. Over the last 9 months Wizzard has noticed a growing trend of customers who own transcription services looking for an automated transcription solution for their business. Currently, medical professionals dictate their patient reports, which are then sent to transcription services where workers transcribe by hand the doctor's dictation. Because of the competitive nature of the transcription industry, margins are small and any savings at all can be a significant boost to a transcription company's bottom line. As a result, transcription companies are searching for a speech based solution that would allow them to reduce personnel expenses. Based on the identification of this trend, Wizzard recently licensed from IBM special speech technology, is currently making modifications and upgrades to this technology, and plans to begin marketing a new Medical Transcription Server product for midsized transcription companies in the fourth quarter of 2004. This is one of several examples where having an early preview of market demand can be a tremendous advantage.

     c. Acquire Successful Speech Companies - As the speech industry moves from a technology based market to a specific vertically targeted product based market, consolidation amongst companies is a growing trend and management feels Wizzard is in the best position to identify and capitalize on the new speech product companies emerging in the market. In this regard, on February 6, 2004, we signed a non-binding letter of intent to acquire MedivoxRx Technologies and its Talking Bottle product line, which provides verbal instructions to medical patients on the proper method of taking prescription medication. However, we have not yet completed our negotiations with respect to this potential acquisition, and we can provide no assurance that we will be able to consummate this transaction.

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

     Research and Development
     ------------------------

     During the calendar years ended December 31, 2003 and 2002, we did not allocate any financial expenses to research and development.

     In prior years our research and development has focused on our Interactive Voice Assistance product as well as our internal speech recognition development tools. Our Interactive Voice Assistant has undergone two major revisions during this period, solely based upon customer feedback. We have created hundreds of programming objects and modules, or pieces of software code, which allow our engineers to create better speech recognition applications, faster and more efficiently. Our programmers use these modules to create applications without having to recreate the wheel for every customer. A majority of the customized product is already completed, and completing the project requires only that the correct modules be pieced together and that the interface, or the part of the program that interacts with the user, be customized by using these internal programming modules. We plan to reconfigure our Interactive Voice Assistant platform as well as our programming tools to the Speech Application Programming Interface 5.0 standard over the next year. This will allow our applications to work with any brand of speech recognition engine and will make us less reliant on specific companies.

     Necessary Material
     -------------------

     Beyond basic materials such as CD-ROMs, jewel cases that hold the CD-ROMs and printing, which are all readily available from multiple sources, we depend upon three to five speech recognition companies to license us their speech recognition engines. It is these engines on which we create our applications. We do not foresee any difficulty in continuing to license these engines, due to the competitive market between their manufacturers. Furthermore, Microsoft is beginning to distribute its new speech recognition engine for free in upcoming versions of its Windows operation system and its Office suite of business products. The microphones that we ship with our products are purchased from Andrea Electronics and Plantronics and are readily available through other companies in equal qualities, due to an extremely competitive market for microphone headsets.

     Licenses
     --------

     We have the following licenses, which are integral to our business operations:

     *  IBM ViaVoice speech recognition and text-to-speech engines; and

     *  AT&T Natural Voices text-to-speech engine.

     Patents Pending
     ---------------

     We do not currently have any patents or patents pending.

     Environmental Compliance
     ------------------------

     We do not believe that there are any material laws, rules or regulations regarding environmental concerns that are applicable to our present or intended business operations.

     Governmental Regulations
     ------------------------

     There are no present governmental regulations that are likely to affect our present or proposed business operations. State sales taxes are not currently required to be collected on Internet sales, but any future sales tax requirements may affect our customer's purchasing decisions, and some purchasers may stop ordering products over the Internet. Congress' two-year extension on the moratorium on state taxes and regulation of the Internet expired in November, 2003, and the effects of this cannot yet be predicted.

     Employees
     ---------

     Currently, we have seven full time employees and six contractors who spend a majority of their time working for Wizzard.

Item 2.  Description of Property.
         ------------------------

     Wizzard's offices are located at 424 Gold Way, Pittsburgh, PA 15213. They consist of approximately 3,000 square feet of space, which are rented for $2,450 per month. The lease terminates on June 30, 2005. We also maintain a research and development facility consisting of approximately 1,000 square feet in Upper St. Clair, Pennsylvania and a sales office in Deerfield Beach, Florida. The Florida lease calls for monthly rent payments of $2,100 and is scheduled to expire on July 7, 2005.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the calendar year ended December 31, 2003, we did not submit any matter to a vote of our security holders, whether through the solicitation of proxies or otherwise.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

      Our common stock is currently traded on the OTC Bulletin Board of the NASD under the symbol "WIZD." We can not guarantee that the present market for our common stock will continue or be maintained. In addition, the sale of unregistered and restricted common stock pursuant to Rule 144, or of 1,648,352 shares and 824,174 shares underlying warrants that we are currently in the process of registering for resale, may substantially reduce the market price of our common stock. See the caption "Recent Sales of Unregistered Securities," below.

      The quarterly high and low bid prices for our shares of common stock since public trading of these shares for the last two years are as follows:

                                                  Bid*
                                                  ---
Quarter or period ending:               High                Low
-------------------------               ----                ---
March 31, 2002                          $1.65               $0.65

June 30, 2002                           $1.49               $0.75
September 30, 2002                      $0.99               $0.53

December 31, 2002                       $0.71               $0.32
March 31, 2003                          $0.96               $0.33

June 30, 2003                           $0.73               $0.41

September 30, 2003                      $0.52               $0.37

December 31, 2003                       $1.45               $0.40


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

Resales of Restricted Securities.
---------------------------------

     As of March 4, 2004, approximately 9,275,244 shares of our common stock were publicly traded. We expect that this number will increase by the 1,648,352 shares and 824,174 shares underlying warrants that we are in the process of registering as discussed under the caption "Recent Sales of Unregistered Securities," below. This increase of approximately 27% in the available shares for public trading may dramatically reduce the price of our common stock on the basis of supply and demand alone.

Holders.
--------

     As of the date of this Report, we have about 166 stockholders. This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

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

     At December 31, 2003, and 2002, we had accrued $67,500 in penalty under the Maricopa Notes as accounts payable.

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

     The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the calendar year ended December 31, 2003, which were not registered under the 1933 Act:


                  Date      Number of   Aggregate
Name of Owner   Acquired     Shares   Consideration
-------------   --------    --------- -------------
Great North        2-7-03    225,000  Retirement of debt totaling $96,525
Distributors, Inc.

The Agentry, LLC  3-30-03      6,098  Purchase of assets valued at $6,092

Gordon Berry      3-31-03    165,000  Retirement of debt totaling $97,421

Patty Plagman     3-31-03    394,000  Retirement of debt totaling $150,532

Armen Geronian    3-31-03    117,778  Retirement of debt totaling $39,476

Rubin Investment  3-26-03    100,000  $50,000 warrant exercise
Group, Inc.

Rubin Investment  3-27-03    500,000  $250,000 warrant exercise
Group, Inc.

Steven Pastor     5-15-03      5,000  Services valued at $3,500
Arthur Douglas    5-15-03    500,000  Services valued at $330,000
& Associates

Four individuals  5-15-03     35,000  Services valued at $24,150
Arthur Douglas    9-30-03    500,000  Consulting services valued at $245,000
& Associates

John W. Edling, 12-12-03      17,000  Consideration for $50,000 previously
Sr.                                   loaned to Wizzard


     In addition, on January 23, 2004, which is subsequent to the period covered by this Report, we closed a Subscription Agreement by which three institutional investors (collectively, the "Subscribers") agreed to purchase:

     * a total of 1,648,352 shares of the Company's one mill ($0.001) par value common stock for a total of $1,200,000, or $0.728 per share (the "Shares"); and

     * warrants to purchase an additional 824,174 shares of common stock at a price of $1.55 per share (the "Warrants").

     The first $600,000 of the Share subscription was payable immediately upon closing, and Wizzard received this sum on January 23, 2004. The second $600,000 will become payable five days after the effective date of Wizzard's registration statement on Form SB-2 (or other suitable registration statement) by which we are to register the Shares and all of the shares of common stock underlying the Warrants (the "Warrant Shares"). Similarly, Wizzard was to issue the Warrants to purchase the first 412,087 Warrant Shares immediately, with the remaining Warrants to be issued five days after the registration statement is declared effective.

     Wizzard was required to file the registration statement with the Securities and Exchange Commission by March 8, 2004 (the "Filing Date"), and the registration statement must be declared effective on or before May 2, 2004 (the "Effective Date"). We filed the registration statement on the Filing Date, but we can provide no assurance that it will become effective by the Effective Date.

     If the registration statement is not declared effective on or before the earlier of the Effective Date or 10 business days after our receipt from the Securities and Exchange Commission of a communication stating that the registration statement will not be reviewed, then we must deliver to the Subscribers as liquidated damages an amount equal to one percent of the $1,200,000 purchase price of the Shares and one percent of the amount paid upon exercise of any exercised Warrants for every 30 day period, or part thereof, that we are delinquent in meeting our registration obligations.

     We have granted the following warrants during the past three calendar years:
          In August, 2001, we issued to Savage Holdings, Inc., an accredited investor, a warrant to purchase 65,000 shares of our common stock at a price of $1.25 over a period of five years. The warrant was issued as partial consideration of a $750,000 bridge loan made to our 96%-owned subsidiary that was convertible into warrants of any successor entity of our subsidiary in a reorganization or merger.
          We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. This warrant was exercised in full in early 2004, which is subsequent to the period covered by this Report.

          In January, 2001, we granted to DMG, Inc., an accredited investor, a warrant to purchase 258,449 shares of our common stock at a price of $1.50 per share for a period of three years. The warrant was issued for advisory services. Nominal value was ascribed to these warrants, as the average bid price of our common stock on the date of issuance was approximately the same as the exercise price of these warrants. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. This warrant was exercised in full in early 2004, which is subsequent to the period covered by this Report.

          In January, 2001, we granted to Mark L. Mawrence, an accredited investor, a warrant to purchase 149,627 shares of our common stock at a price of $1.50 per share for a period of three years. Mr. Mawrence was associated with DMG, Inc. The warrant was issued for advisory services. Nominal value was ascribed to these warrants, as the average bid price of our common stock on the date of issuance was approximately the same as the exercise price of these warrants. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar
          state exemptions.   This warrant was exercised in full in early
     2004, which is subsequent to the period covered by this Report.

          In February, 2001, we granted to Jenson Services, Inc., an "accredited" investor, a warrant to purchase 270,000 shares of our common stock at a price of $1.00 per share for 18 months, and a warrant to purchase an additional 270,000 shares at $1.00 for a period from 12 to 18 months from the date of issuance. Jenson Services had agreed to cancel 3,725,000 of our shares that it owned in consideration of the Wizzard Delaware reorganization, assuming that a minimum of $3,000,000 was raised at an offering price of $3.00 per share as a condition to the closing of the reorganization. When the minimum offering was reduced to $500,000 at an offering price of $1.00 per share to close the reorganization, Jenson Services negotiated these warrants and the warrants that it conveyed to Leonard W. Burningham, Esq. that are below as additional consideration for the cancellation of its shares. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. This warrant has expired.

          In February, 2001, we granted to Leonard W. Burningham,
          Esq., an accredited investor, a warrant to purchase 30,000 shares at a price of $1.00 for 18 months, and a warrant to purchase an additional 30,000 shares at a price of $1.00 for a period of from 12 to 18 months from the date of issuance. Jenson Services conveyed these warrants to Mr. Burningham for nominal consideration. Mr. Burningham had acted as counsel for us and for Jenson Services in connection with the Wizzard Delaware reorganization. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. This warrant has expired.

          In April, 2001, we granted to Noble House of Boston, Inc., an accredited investor, a warrant to purchase 100,000 shares of our common stock at a price of $2.00, exercisable until May 30, 2006. The warrant was issued as partial consideration for promotion and advertising services valued at $350,000, as outlined above. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. These warrants were subsequently repriced to $0.50 per share and were exercised in full during 2003.

          In October, 2001, we granted to Marc Lord, a "sophisticated" investor, a warrant to purchase 20,000 shares of our common stock at a price of $0.25 for a period of three years. The warrant was granted as consideration for Mr. Lord's agreement to serve on our Advisory Board of Directors and was valued at 50% of the average bid price of our common stock on the date of grant, less the exercise price, or $10,000. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. Mr. Lord had access to material information about us before he acquired his warrant.
        This warrant was exercised in full in early 2004, which is subsequent to the period covered by this Report.

          In October, 2001, we granted to Barry Alexander, a "sophisticated" investor, a warrant to purchase 75,000 shares of our common stock at a price of $1.00 for a period of three years. The warrant was granted for miscellaneous services rendered and valued at $18,750, based on the difference between the exercise price and 50% of the average bid price of our common stock on the date of grant. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. Mr. Alexander had access to material information about us before he acquired his warrant. This warrant was exercised in full in early 2004, which is subsequent to the period covered by this Report.

          In October, 2001, we granted to Glenn Michael Financial, an accredited investor, a warrant to purchase 500,000 shares of common stock at a price of $2.00 per share for a period of 18 months. The warrant was issued as partial consideration for various consulting services valued at $75,000, as discussed above. Nominal value was ascribed to these warrants as the average bid price of our common stock on the date of issuance was approximately 25% less than the exercise price of the warrants.
          We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. This warrant was subsequently repriced to $0.50 and was exercised in full during 2003.

          In October, 2001, we granted to David Goldstein, a "sophisticated" investor, a warrant to purchase 20,000 shares of our common stock at a price of $0.25 per share, for a period of three years. The warrant was granted in consideration of various services related to working partnerships and relationships with others. It was valued at $10,000, based upon the average bid price of our common stock being that amount in excess of the exercise price on the date of the grant. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions. Mr. Goldstein had access to material information about us before he acquired his warrant. Mr. Goldstein has subsequently exercised this warrant in full in early
        2004.

     In addition, in January, 2004, we issued to the Subscribers Warrants to purchase 412,087 Shares under the Subscription Agreement as discussed above. We also granted to Marc Lord a warrant to purchase 20,000 shares of our common stock at $0.25 per share, valued at $16,000 and exercisable for three years.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

                    Equity Compensation Plan Information
                    ------------------------------------

            Number of                                  Number of securities
            securities                                 remaining available
            to be issued                               for future issuance
            upon exercise       Weighted-average       under equity
            of outstanding      exercise price of      compensation plans
Plan        options, warrants   outstanding options,   excluding securities
category    and rights          warrants and rights    reflected in column (a)
--------    ----------          -------------------    -----------------------

               (a)                      (b)                      (c)

Equity         -0-                       -0-                     104,469
compen-
sation
plans
approved
by
security
holders

Equity         -0-                       -0-                     -0-
compen-
sation
plans not
approved
by
security
holders
Total          -0-                       -0-                     104,469


Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operations.
----------------------

     2003 Compared to 2002
     ---------------------

     Wizzard derives it revenue from the sale of desktop speech technology (speech recognition and text-to-speech) programming tools, distributable engines and speech related consulting services and support. During 2003, Wizzard recorded revenues of $470,487, an increase of $124,371, or approximately 36%, from our revenues of $346,116 in 2002. This increase was due in large part to our continued focus on marketing our business solutions and products to software programmers and companies. In 2003, we continued to expand our relationships with strategic third parties, which coincided with an increase in sales of our Voice Tools, expanding consulting contracts as well as offering the opportunity to sell third party products from our Tools & Engines Division, which compliment Wizzard's product offerings.

     During 2003, cost of goods sold was $388,330, an increase of $163,076, or approximately 72%, over the 2002 figure of $225,254. This is attributed to an increase in labor cost associated with consulting and custom programming and increased amortization of the technologies purchased in the Speech Systems, Inc. acquisition in May 2001. Wizzard generated a gross profit of $82,157 in 2003, versus a gross profit of $120,862 in 2002. We feel our current percentage of revenue to cost of goods sold should hold steady over the next several years based on current products and other offerings continuing to be of value to our customers.

     Selling expenses increased to $153,865 in 2003, from $35,169 in the prior year, due to increased marketing efforts. We plan to continue marketing our own and strategic third party products through various forms of customer interaction mentioned above under "Plan of Operations."

     In 2003, Wizzard had general and administrative expenses of $590,085, as compared to $687,265 in 2002. The decrease is primarily attributed to a decrease of approximately $58,000 in cash paid to consultants.

     Wizzard incurred non-cash legal and consulting fees of $1,334,815 in fiscal 2003, as compared to $723,899 in 2002. During 2003, we issued $32,715 worth of common stock to our attorneys and $1,076,100 for consulting and other services. Due to the increased liquidity of its common stock traded on the OTC Bulletin Board exchange, Wizzard has been able to pay for valuable and sometimes critical services with unrestricted common stock. This has helped us to use our cash for general and administrative operations.

     We incurred $47,434 in interest expense in fiscal 2003, versus $33,222 in the prior year. This $14,212 increase was due to the issuance of 17,000 shares of restricted common stock valued at $20,400 to obtain certain debt financing.

     Net loss increased to $2,044,042 in 2003, as compared to a net loss of $1,358,693 in 2002. The $685,349 increase is due principally to the increase in operating expenses, including an increase of $610,619 in non-cash legal and consulting fees as discussed above. As a result of this increase in net loss, we registered a loss per common share of $0.10 in 2003, versus a loss per common share of $0.08 in 2002.

Liquidity and Capital Resources.
--------------------------------

     2003 compared to 2002
     ---------------------

     During fiscal 2003, our operating activities used net cash of $467,970 as compared to $373,257 in net cash used by operating activities in the preceding year. This change was due in large part to the 87% increase in total non-cash expenses from 2002 to 2003. In addition, accounts receivable decreased by $33,161 in 2003, versus an increase of $60,524 in 2002. The decrease in 2003 was the result of the timing of payments received from customers.

     In 2003, depreciation and amortization expense was $149,163, which was down slightly from $154,122 in 2002. In both periods, this expense was primarily attributed to the amortization of technology purchased in the Speech Systems, Inc. acquisition.

     Accounts payable increased by $58,933 in fiscal 2003, as compared to an increase of $128,009 in 2002. These increases were due primarily to royalty payments payable on OEM licenses sold during the fourth quarter.

     Net cash used by investing activities increased to $21,061 in 2003, versus $6,905 in 2002. In both periods, this cash was used for the purchase of property and equipment.

     In 2003, net cash provided by financing activities increased to $491,618, from $402,143 in 2002. Net cash of $503,601 was provided by the issuance of common stock in 2003; in 2002, this figure was $0. In 2003, we received $32,017 in proceeds from a note payable to a related party, which was a decrease from $402,143 in 2002. We also paid a related party note of $50,000, plus interest, in fiscal 2003.

     At December 31, 2003, we had unrestricted cash of $53,544, an increase of $2,587 from our cash of $50,957 at December 31, 2002.

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

Item 7.  Financial Statements.
         ---------------------

          Consolidated Financial Statements for the years ended
          December 31, 2003, and December 31, 2002
          Independent Auditors Reports

          Consolidated Balance Sheet - December 31, 2003

          Consolidated Statements of Operations for the years ended December 31, 2003 and 2002

          Consolidated Statement of Stockholders' Equity for the years ended December 31, 2003 and 2002

          Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002

          Notes to Consolidated Financial Statements

                    WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2003

                    WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY




                             CONTENTS                      PAGE

             Independent Auditors' Report                    1

             Consolidated Balance Sheet, December 31, 2003   2

             Consolidated Statements of Operations,
              for the years ended December 31, 2003
              and 2002                                       3

             Statement of Stockholders Equity
              for the years ended December 31, 2003
              and 2002                                       4

             Consolidated Statements of Cash Flows,
              for the years ended December 31, 2003
              and 2002                                      5 - 6

             Notes to Consolidated Financial  Statements    7 - 17

                   Gregory & Associates, LLC
                  Certified Public Accountants
                       3650 So. Craig Cir
                   Salt Lake City, Utah 84109
               (801) 277-2763  Fax (801) 277-6509


                  INDEPENDENT AUDITORS' REPORT


Board of Directors
WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
Pittsburgh, Pennsylvania 15213

We have audited the accompanying consolidated balance sheet of Wizzard Software Corporation, and subsidiary as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Wizzard Software Corporation and Subsidiary as of and for the year ended December 31, 2002 were audited by other auditors whose report, dated January 24, 2003 included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Wizzard Software Corporation, and subsidiary as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has not yet established profitable operations, has incurred significant losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Gregory & Associates, LLC

January 23, 2004 except for Note 14,
  as to which the date is February 28, 2004
Salt Lake City, Utah

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
Pittsburgh, Pennsylvania 15213

We have audited the accompanying consolidated balance sheet of Wizzard Software Corporation, and subsidiary as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Wizzard Software Corporation, and subsidiary as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has not yet established profitable operations, has incurred significant losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

January 24, 2003, except for Note 14,
  as to which the date is March 31, 2003
Salt Lake City, Utah


            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                               ASSETS
                                                  December 31,
                                                      2003
CURRENT ASSETS:
  Cash in bank                                     $     53,544
  Cash   restricted                                      34,771
  Accounts receivable                                    29,364
  Inventory                                              23,261
  Prepaid expenses                                       20,168
    Total Current Assets                                161,108

PROPERTY & EQUIPMENT, net                                88,765

OTHER ASSETS:
Intangible assets, net                                  280,323
  Deposits                                                6,452

Total Other Assets                                      286,775

                                                   $    536,648

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                 $    240,922
  Accrued expenses                                      110,665
  Loans payable   related party                          35,092

        Total current liabilities                       386,679

LONG  TERM OBLIGATIONS:
  Convertible Notes Payable                             235,000

        Total long term liabilities                     235,000
                                                        621,679

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    10,000,000 shares authorized, no shares
    issued and outstanding                                   -

 Common stock, $.001 par value, 100,000,000
    shares authorized, 22,176,256 shares issued
    and outstanding                                      22,176

  Capital in excess of par value                      7,877,822
  Retained Deficit                                   (7,985,029)

        Total Stockholders' Equity (Deficit)            (85,031)

                                                   $    536,648

The accompanying notes are an integral part of this consolidated financial statement.

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the Years Ended
                                                  December 31,
                                                2003     2002

NET SALES                              $   470,487  $   346,116

COST OF GOOD SOLD                          388,330      225,254
  Gross Profit (Loss)                       82,157      120,862
EXPENSES:
  Selling expenses                         153,865       35,169
  General and administrative               590,085      687,265
  Non-cash legal and consulting fees     1,334,815      723,899

        Total Expenses                   2,078,765    1,446,333

LOSS FROM OPERATIONS                    (1,996,608)  (1,325,471)

OTHER INCOME (EXPENSE):
  Other income                                  -            -
  Interest expense                         (47,434)     (33,222)

        Total Other Income (Expense)       (47,434)     (33,222)

LOSS BEFORE INCOME TAXES                (2,044,042)  (1,358,693)

CURRENT TAX EXPENSE                             -            -

DEFERRED TAX EXPENSE                            -            -

NET LOSS                               $(2,044,042) $(1,358,693)

LOSS PER COMMON SHARE                  $      (.10) $      (.08)


The accompanying notes are an integral part of these consolidated financial statements.


                   WIZZARD SOFTWARE CORPORATION
                STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                     Deficit
                                                                  Accumulated
                                 Common Stock                       During the
                                                     Paid In      Development
                              Shares      Amount      Capital         Stage
BALANCE,
December 31, 2001               17,113,083  17,113   4,900,606   (4,582,294)
Stock issued for consulting
  services, December, 2002,
  at $.40 to $.50 per share      1,571,500   1,572     634,178           -

Stock issued for legal
 services, February to
 December, 2002,
 at $.44 to $1.20 per share        130,217     130      88,019           -

Net loss for the year ended
 December 31, 2002                      -       -           -    (1,358,693)

BALANCE, December 31, 2002      18,814,800  18,815   5,622,803   (5,940,987)

Stock issued in payment of
 related party notes
 payable and accrued interest
 at $.34 to $1.20 per share        901,787     901     386,564           -

Stock issued as consideration
 for an individual loaning the
 company $50,000                    17,000      17      20,383           -

Compensation for re-pricing
 of 300,000 warrants from $1.25
 to $.50 per share                      -       -      210,000           -
Stock issued upon exercise of
 warrants April, 2003 $.50
 per share                         600,000     600     299,400           -

Stock issued upon exercise of
 options for employee payroll
 at $.47 to $1.23 per share        319,991     320     203,281           -

Stock issued for the purchase of
 a website $1.00 per share,
 March 2003                          6,098       6       6,092           -

Advertising services paid for
 by a shareholder of the
 Company                                -        -       6,000           -
Issuance of stock for
 consulting services, May to
 September , 2003, at $.49
 to $.70 per share               1,040,000    1,040    601,610           -

Issuance of stock for legal
 services, May, 2003,
 at $.57 per share                  12,540       13      7,136           -

Stock issued upon exercise of
 options for Legal services
 at $.56 to $.84 per share
 May to December 2003               36,040       36     25,531           -

Stock issued upon exercise of
 options for Consulting services
 at $.65 to $1.20 per share
 April and December 2003           428,000      428    473,022           -

Compensation for the issuance
 20,000 warrants to purchase
 Common stock at $.25
 per share                             -        -      16,000           -

Net loss for the year ended
 December 31, 2003                     -        -          -    (2,044,042)

BALANCE, December 31, 2003     22,176,256   22,176  7,877,822   (7,985,029)


The accompanying notes are an integral part of these consolidated financial statements.


            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Net Increase (Decrease) in Cash

                                             For the Years Ended
                                                 December 31,
                                              2003         2002
Cash Flows from Operating Activities:
  Net loss                                  $(2,044,042)  $(1,358,693)

  Adjustments to reconcile net loss to net
   cash used by operating  activities:
    Non-cash expenses                         1,355,215       723,899

    Depreciation and amortization expense       149,163       154,122

    Change in assets and liabilities:
      (Increase) in restricted cash             (34,771)           -

      (Increase) decrease in accounts
       receivable                                33,161       (60,524)

      Decrease in Inventory                       4,959           321

  (Increase) decrease in  prepaid expenses       (6,674)        5,924

      (Increase) decrease in other assets        (4,452)           -

      Increase in accounts payable               58,933       128,009

      Increase in accrued expense                20,538        33,685

      Total Adjustments                       1,560,072       997,436

        Net Cash (Used) by Operating
         Activities                           (467,970)     (373,257)

Cash Flows from Investing Activities:
  Purchase of property & equipment              (21,061)       (6,905)

        Net Cash (Used) by
          Investing Activities                  (21,061)       (6,905)

Cash Flows from Financing Activities:
  Proceeds from the issuance
    of common stock                             503,601            -

  Capital contribution                            6,000            -

  Proceeds from note payable related party       32,017       402,143

  Payments on note payable - related party      (50,000)           -

        Net Cash Provided by Financing
         Activities                             491,618       402,143
Net Increase (Decrease) in Cash                   2,587        21,981

Cash at Beginning of Period                      50,957        28,976

Cash at End of Period                       $    53,544    $   50,957
Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during the periods for:
    Interest                                 $    4,387    $       -
    Income taxes                             $      -      $       -


Supplemental Schedule of Noncash Investing and Financing Activities:
  For the Year Ended December 31, 2003

During March 2003, the Company recorded $210,000 in compensation for the re-pricing of warrants from $2.00 to $.50 per share.

The Company issued 6,098 shares of common stock to purchase certain intangible assets valued at $6,092.

                             (Continued)

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Continued)

The Company issued 901,787 shares of common stock in payment of $374,183 in related party notes payable and $13,323 in related accrued interest.

The Company issued 17,000 shares of commons stock valued at $20,400 in considerations for a entity loaning the Company $50,000.

The Company issued 1,040,000 shares of common stock for consulting services valued at $602,650,

The Company issued 428,000 shares of common stock upon the exercise of options for consulting services valued at $473,450.

The Company issued 48,580 shares of common stock (36,040 shares upon the exercise of options)for legal services valued at $32,715.

On December 15, 2003, the Company recognized $16,000 in compensation related to the issuance of 20,000 warrants to purchase common shares at $.25 per share, expiring December 15, 2006.

For the Year Ended December 31, 2002:

The Company issued 90,217 restricted shares of common stock for legal services valued at $70,406, at prices ranging from $.72 to $1.20 per share.
The Company issued 40,000 shares of common stock upon the exercise of options for legal services valued at $17,743, at price of $.44 per share.
The Company issued 1,500,000 restricted shares of common stock for consulting services valued at $600,000, at a price of $.40 per share.

The Company issued 71,500 shares of common stock upon the exercise of options for consulting services valued at $35,750, at a price of $.50 per share.

The accompanying notes are an integral part of these consolidated financial statements.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization   Wizzard Software Corporation (Formerly Balance Living, Inc.)
[Parent] a Colorado corporation, was organized on July 1, 1998. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. Wizzard Software Corp. [Subsidiary], was incorporated on February 29, 1996 under the laws of the State of Delaware.
The Company is an OEM licensee of certain speech to text and text to speech software engines. The Company also develops, sells, and service of custom and packaged speech recognition computer software products. On February 7, 2001, the Company completed the Plan of Reorganization and Stock Exchange agreement,
wherein, Parents acquired 96% of the common stock of the subsidiary.   The
merger was accounted for as a recapitalization of the Subsidiary, wherein Subsidiary became a 96% owned subsidiary of the Parent. On May 22, 2001 the Company purchased all of the issued and outstanding shares of Speech Systems, Inc. in a transaction accounted for as a purchase.

Consolidation   The consolidated financial statements presented reflect the accounts of Wizzard Software Corporation, Wizzard Software Corp., and Speech Systems, Inc. At December 31, 2003 and 2002 the Company held a 96% ownership interest in Wizzard Software Corp. The Company recorded no liability for the 4% non-controlling interest as Wizzard Software Corp. had a stockholders deficit at the time of merger. Further the net loss for Wizzard Software Corp. for the year ended December 31, 2003 and 2002 applicable to the 4% non-controlling interest were not allocated to the non controlling interest as there is no obligation of the non-contolling interest to share in such losses. All significant inter-company transactions between the parent and subsidiary have been eliminated in consolidation.

Cash and Cash Equivalents   For purposes of the financial statements, the
Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash balance at one financial institution located in Pittsburgh, Pennsylvania. At December 31, 2003, the Company had no uninsured cash balances.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2003, the Company has not established an allowance for doubtful accounts which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2003 and 2002, the Company wrote off $16,545 and $0 in accounts receivable, respectively.

Inventory   Inventory consists of software and related products and is carried at the lower of cost or market.

Depreciation   Depreciation of property and equipment is provided on the
straight-line method over the estimated useful lives of the assets of five years to thirty nine years.

Intangible assets   Intangible assets consist of the rights, interest, title
patents, trademarks and trade secrets of the speech recognition software ActiveXvoice Tools, purchased in the acquisition of Speech Systems, Inc., purchased rights to a Merchant Operating Understanding for the distribution of the Company's products and domain name registration and are being amortized
over two to five years on a straight-line basis.   Amortization expense of
$115,906 and $115,070 was recorded for the periods ended December 31, 2003 and 2002 and has been included in cost of goods sold.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at December 31, 2003.

Revenue Recognition   Revenue is recognized when earned. The Company's revenue
recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company sells packaged and custom software products and related voice recognition product development consulting. Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and
the software  has been shipped.   Revenue is recognized, net of discount and
allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at December 31, 2003 and 2002 amounted to $0 and $0, respectively. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor- specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided. Such items are included in net revenues and amounted to $38,730 and $186,833 at December 31, 2003 and 2002, respectively.

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

Advertising Costs   Advertising and marketing costs are expensed as incurred
and amounted to $887 and $114 for the period ending December 31, 2003 and 2002.

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

Reclassification   The financials statements for the periods ended prior to
December 31, 2003 have been reclassified to conform to the headings and classifications used in the December 31, 2003 financial statements.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Stock Options - The Company has a stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 5. The Company accounts for the stock options plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the periods presented in the accompanying financial statements the Company has granted options under the Stock Option Plan and other agreements (See Note 5). The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plan or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, there would have been no effect on the Company's net loss, net of taxes and loss per share would have increased to the pro forma amounts indicated below:

                                        2003        2002
Net (Loss)                              As reported  $(2,044,042) $(1,358,693)

Add: Stock-based employee compensation
expense included in reported net income                       -            -

Deduct: Total stock-based employee
compensation expense determined under
fair value based method                                       -            -

Net (Loss)                               Proforma    $(2,044,042) $(1,358,693)

Basic earnings (loss) per share        As reported   $      (.10) $      (.08)
                                       Proforma      $      (.10) $      (.08)


           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2    RESTRICTED CASH

  At December 31, 2003, the company had recorded $34,770 in restricted cash. The cash is restricted for the payment of salaries and wages of certain employees.

NOTE 3   INVENTORY

  The following is a summary of inventory at December 31, 2003:
                                                                     2003

       Finished Goods                                           $      23,261

                                                                $      26,261

  The Company does not estimate that an allowance for slow moving or obsolete inventory was necessary at December 31, 2003.

NOTE 4   PROPERTY & EQUIPMENT

  The following is a summary of property and equipment at December 31, 2003:

                                                                     2003
                                                                ____________
       Furniture, fixtures and equipment                        $  228,635
       Leasehold improvements                                       36,482
       Software                                                     39,472

                                                                   304,589

       (Less) Accumulated Deprecation                             (215,824)

       Property & Equipment, net                                $   88,765

 Depreciation expense for the year ended December 31, 2003 and 2002 was $33,136 and $39,052, respectively.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   INTANGIBLES

The Company has classified its intangible assets as a definite-life intangible asset and is amortizing them on a straight-line basis over two to five years. During the three months ended March 31, 2002, the Company completed its initial test of intangible assets for impairment in accordance with SFAS No.
142. The Company used the estimated future cash flows to test the remaining intangible assets for impairment and determined that the Company's intangible assets were not impaired. Amortization expense of $116,027 and $115,070 was recorded for the year ended December 31, 2003 and 2002 and has been included in cost of goods sold. The following is a summary of intangibles at December 31,:
                                                        Life        2003
                                                        _____   ____________
       Active X Voice Tools Software                  5 years     $  500,000
       Trademarks, patents, website registrations    2 to 5 years     16,869
       Memorandum of Understanding                    5 years         66,227

                                                                     583,096
       Accumulated amortization                                     (302,773)

      Intangibles, net                                            $  280,323

  The remaining estimated aggregate amortization expense for next five years is as follows at December 31, 2003:

        2004                                       $       116,118
        2005                                               115,391
        2006                                                47,302
        2007                                                 1,220
        2008                                                   292
        Thereafter                                              -
                                                   $       280,323
NOTE 6  NOTES PAYABLE

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

Convertible Note Payable - On September 14, 2001, the Company sold a Series 2001-A 8% convertible note of the Company in the amount of $250,000, with a maturity date of August 1, 2011. The Note is convertible in to the Company's common stock at the lessor of $.50 per share or 75% of the closing bid price. During the year ended December 31, 2001, $15,000 of the note with related accrued interest of $208 was converted into 30,416 shares of common stock. As the conversion price was below the fair value of the common stock on the date issued the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $250,000 discount on the note. The discount is recorded as interest expense on September 14, 2001 as the note is immediately convertible. As of December 31, 2003, the balance of the note is $235,000 with related accrued interest payable of $43,163.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6  NOTES PAYABLE (Continued)

Related Party Note Payable   During the year ended December 31, 2001, a
shareholder loaned the Company $46,076. The demand note is unsecured and accrues interest at 5% per annum. As of December 31, 2003, a balance of $25,076 remained outstanding on the note with related accrued interest of $3,115.

During 2002, the Company borrowed from five shareholders of the Company a total of $402,183. During March 2003, the Company borrowed an additional $22,000. These notes were payable on demand and accrue interest at a rate of prime plus 1% or approximately 5.75%. During the quarter ended March 31, 2003 the Company issued 901,778 shares of common stock in payment of $374,183 related party notes payable and $13,323 in related accrued interest. The remaining $50,000 note payable with accrued interest of $2,386 was repaid in April 2003.

During April, 2003, the Company borrowed from a shareholder of the Company a total of $10,017. The note is payable on demand and accrues interest at a rate of prime plus 1% or approximately 5.75% and amounted to $410 at December 31, 2003

NOTE 7   CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value. As of December 31, 2003, no shares were issued and outstanding.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value. As of December 31, 2003, 21,176,256 shares were issued and outstanding.

On March 31, 2003, the Company issued 6,098 shares of restricted common stock valued at $.78 per share to purchase certain assets valued at $6,098.

During 2003, the Company issued 901,787 shares of common stock in payment of $374,183 related party notes payable with related accrued interest of $13,323. The Company further issued 17,000 shares valued at $20,400 in consideration for an individual loaning the Company $50,000. The $20,400 was expensed immediately as the note was payable on demand.

During 2003, the Company issued 319,991 shares of common stock upon the exercise of options under the Company's employee stock option plan for services valued at $203,601 or $.47 to $1.20 per share.

During 2003, the Company issued 428,000 shares of common stock upon the exercise of options for consulting services valued at $473,450 or $.65 to $1.20 per share.

During 2003, the Company issued 48,580 shares of common stock (36,040 upon the exercise of options) for legal services valued at $32,715 or $.56 to $.84 per share.

During 2003 the Company recorded $210,000 in compensations related to the revaluation of 600,000 warrants from $2.00 per share to $.50 per share. During May and June, 2003, the Company received $300,000 and issued 600,000 shares of common stock upon exercise of warrants at $.50 per share.

During 2003, the Company issued 1,040,000 shares of common stock for consulting services valued at $602,650 or $.49 to $.70 per share.

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   CAPITAL STOCK

During 2003, a shareholder of the Company contributed $6,000 for certain advertising services. The contribution was recorded as additional paid in capital.

During 2002, the Company issued 130,217 restricted shares of common stock (40,000 upon the exercise of options) for legal services valued at $88,149, at prices ranging from $.44 to $1.20 per share.

During December 2002, the Company issued 1,500,000 restricted shares of common stock for consulting services valued at $600,000, at a price of $.40 per share.

During December 2002, the Company issued 71,500 shares of common stock upon the exercise of stock options for consulting services valued at $35,750, at a price of $.50 per share.

2002 Stock Option Plan - During 2002, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients).
The total number of shares of common stock available under the Plan may not exceed 1,000,000. At December 31, 2003 and 2002, total options available to be granted under the Plan amounted to 104,469 and 888,500, respectively. Subsequent to the year ended December 31, 2003, the Company granted 90,210 options which where immediately exercised for services valued at $152,020.

The fair value of each option granted is estimated on the date granted using the Black- Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 2003 and 2002 risk-free interest rates of 1.02% and 1.2% expected dividend yields of zero, expected life of .1 years, and expected volatility 0%.

A summary of the status of the options granted under the Company's 2002 stock option plans and other agreements at December 31, 2003 and 2002 and changes during the year then ended is presented below:

                             December 31, 2003         December 31, 2002
                              Weighted Average         Weighted Average
                         Shares Exercise Price       Shares Exercise Price
Outstanding at beginning
 of period                     -      $      -           -            $   -

  Granted                 784,031           .90     111,500              .50
  Exercised              (784,031)          .90    (111,500)             .50
  Forfeited                    -             -           -                -
  Expired                      -             -           -                -

Outstanding at end
 of Period                     -      $      -           -            $  .50

Weighted average fair
 value of options
 granted during the
 year                     784,031          $.02     111,500             $.02


            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   CAPITAL STOCK (Continued)

Warrants The Company granted warrants to purchase 408,076 shares of common stock at $1.50 per share, expiring August 6, 2002 through January 1, 2004, for services rendered in connection with the Company's private placement offering. The fair value of these warrants was offset against additional paid in capital. The expiration date of these warrants was subsequently extended and warrants were exercised [See Note 14].

The Company granted warrants to purchase 540,000 shares of common stock at $1.00 per share to certain shareholders, whom contributed back 3,725,000 common shares in connection with the reorganization agreement. These warrants expired August 6, 2003.

The Company granted warrants to purchase 60,000 share of common stock for legal services valued at $6,441, at $1.00 per share. These warrants expired August 2003.

The Company granted warrants to purchase 600,000 shares of common shares of the Company at $2.00 per share, in connection with public relations and consulting contracts and recorded $99,243 in consulting expense. On March 28, 2003, the Company recorded compensation expense of $210,000 for re-pricing the 600,000 warrants from $2.00 per share to $.50 per share. These warrants were exercised during May and June of 2003.

During 2001, the Company granted warrants to purchase 115,000 shares of common stock at prices ranging from $.25 to $1.00 per share, expiring through October 18, 2004 in connection with consulting contract and recorded $56,660 in consulting expense.

During February, 2004, 75,000 and 20,000 of these warrants were exercised at $1.00 and $.25 per share, respectively.

In August 2000, the Company granted warrants to purchase 65,000 shares of common stock at $1.25 per share. On February 13, 2004, these warrants were exercised.

On December 15, 2003, the Company recognized $16,000 in compensation related to the issuance of 20,000 warrants to purchase common shares at $.25 per share, expiring December 15, 2006. These warrants fair value was estimated on the date granted using the Black-Scholes option pricing model with the following assumptions being used risk-free interest rates of .92% expected dividend yields of zero, expected life of 3 years, and expected volatility 113.3%.

           WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   CAPITAL STOCK (Continued)

A summary of the status of the warrants granted at December 31, 2003 and 2002 and changes during the year then ended is presented below:

                              December 31, 2003         December 31, 2002
                              Weighted Average         Weighted Average
                         Shares Exercise Price       Shares Exercise Price
Outstanding at beginning
 of year                   1,788,076  $    1.44       1,788,076       $  1.44

  Granted                     20,000  $     .25              -             -

  Exercised                 (600,000) $     .50              -             -

  Forfeited                       -          -               -             -

  Expired                   (600,000) $    1.00              -             -
                                                     ________  ______________
Outstanding at end
 of year                     608,076  $    1.28       1,788,076       $  1.44


NOTE 9   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2003 operating loss carryforwards of approximately $7,850,000 which may be applied against future taxable income and which expires in various years through 2023.

The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $2,983,000 as of December 31, 2003, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2003 is approximately $983,000.

NOTE 10   OPERATING LEASES

The Company leases office space, in Pennsylvania, under an operating lease agreement, which calls monthly payments of $2,450 and expires on June 30, 2005. The Company's future minimum rental under this operating lease amounts to $44,100 at December 31, 2003. Rent expense for the year ended December 31, 2003 and 2002 was $26,700 and $24,000, respectively.

           WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   OPERATING LEASES(Continued)

During June 2003, the Company leased additional office space, in Florida, under an operating lease agreement, which calls monthly payments of $2,100 and expires on July 7, 2005. The Company's future minimum rental under this operating lease amounts to $37,800 at December 31, 2003. Rent expense for the year ended December 31, 2003 and 2002 was $12,600 and $0, respectively.
NOTE 11   LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the years ended December 31,:

                                                   2003         2002
Earnings (loss) from continuing operations
 available to common shareholders (numerator)    $(2,044,042)   $(1,358,693)
                                                      ___________
Weighted average number of common
 shares outstanding during the period
 used in loss per share  (denominator)            2,0631,309     17,190,134

At December 31, 2003, the Company had 608,076 warrants outstanding to purchase common stock of the Company at $.25 to $2.00 per share and a convertible note payable wherein the holder could convert the note into a minimum of 470,000 shares of common stock; which were not included in the loss per share computation because their effect would be anti-dilutive.

Subsequent to the year ended December 31, 2003, the Company had issued 528,076 common shares upon the exercise of warrants outstanding to purchase common stock of the Company at $.25 to $2.00 per share; the company issued 824,174 of 1,648,352 common shares and warrants to purchase 412,087 of 824,174 common shares at $1.55 per share expiring three years from the date issued for $600,000 of $1,200,000 subscription agreement [See Note 14] and the Company issued 90,210 shares upon exercise of 90,210 options issued for services valued at $152,020 during 2004. These equity transactions were not included in the loss per share computation as they occurred subsequent to December 31, 2003.

At December 31, 2002, the Company had 1,788,076 warrants outstanding to purchase common stock of the Company at $.25 to $2.00 per share and a convertible note payable wherein the holder could convert the note into a minimum of 470,000 shares of common stock, which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 12   CONCENTRATION ON REVENUES

During the year ended December 31, 2003, the Company did not have any customers who accounted for more than 10% of their sales.

During the year ended December 31, 2002, two customers accounted for 29% and 19% of the Company sales, respectively.

           WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13   GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses from inception, has current liabilities in excess of current assets, has not generated any cash flows from operating activities and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings and by substantially increasing sales. There is no assurance that the Company will be successful in achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 14   SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2003, the Company had issued 588,076 common shares upon the exercise of warrants outstanding to purchase common stock of the Company at $.25 to $2.00 per share.

On January 23, 2004, the Company entered into a subscription agreement and issued 824,174 of 1,648,352 common shares and 412,086 of 824,174 warrants to purchase common shares at $1.55 per share, expiring three years from the date issued for $600,000 of the $1,200,000. The first $600,000 of the Share subscription was payable immediately upon closing, and the Company received this sum on January 23, 2004. The second $600,000 will become payable five days after the effective date of the Company's registration statement on Form SB-2 (or other suitable registration statement) by which the Company is to register the Shares and all of the shares of common stock underlying the Warrants (the "Warrant Shares"). Similarly, the Company was to issue the Warrants to purchase the first 412,087 Warrant Shares immediately, with the remaining Warrants to be issued five days after the registration statement is declared effective. The Company is required to register the underlying shares under a registrations statement being filed on or before March 8, 2004 and effective on or before May 2, 2004. If the Company delinquent in meeting these deadlines for the registrations statement they have agreed to pay a 1% penalty for each 30 day period or part thereof.

The Company issued 90,210 shares upon exercise of 90,210 options issued for $152,020 in services during 2004.

On February 6, 2004, the Company signed a Letter Of Intent to acquire the assets of MedivoxRx Technologies, Inc. which includes a patent pending, disposable, verbal instructions prescription bottle. Wherein the Company will issue 250,000 common shares upon execution, and up to 2,200,000 shares upon the realizing certain gross sales and gross profit targets.

On January 8, 2004, a shareholder loaned an additional $50,000 to the Company. The note was repaid with interest of $5,000 on January 24, 2004.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Pritchett, Siler & Hardy, P.C., of Salt Lake City, Utah, audited our financial statements for the fiscal year ended December 31, 2002, and reviewed our financial statements for the quarterly periods ended March 31, 2003; June 30, 2003; and September 30, 2003. These financial statements accompanied our Form 10-KSB Annual Report for the year ended December 31, 2002, and our Form 10-QSB Quarterly Reports for the quarters ended March 31, 2003; June 30, 2003; and September 30, 2003, which have been filed with the Securities and Exchange Commission.

     On January 22, 2004, our Board of Directors resolved to dismiss Pritchett, Siler & Hardy, P.C., as our principal independent accountant and to retain Gregory & Associates, LLC, Certified Public Accountants, of Salt Lake City, Utah, as our new principal independent accountant, and to audit our financial statements for the fiscal year ended December 31, 2003. Alan Gregory, CPA, the principal of Gregory & Associates, LLC, had been Pritchett, Siler & Hardy, P.C.'s engagement partner with respect to our company, and Mr. Gregory has recently left Pritchett, Siler & Hardy, P.C. to form his own firm. On January 27, 2004, we filed with the Securities and Exchange Commission a Current Report on Form 8-K with respect to this change in accountants. See the Exhibit Index, Item 13 of this Report.

     During the most recent fiscal year, and through the date of the Current Report, there were no disagreements between us and Pritchett, Siler & Hardy, P.C., whether resolved or not resolved, on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

     With the exception of a "going concern" qualification, the reports of Pritchett, Siler & Hardy, P.C. did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     During our most recent fiscal year, and through the date of the Current Report, Pritchett, Siler & Hardy, P.C. has not advised us that any of the following exists or is applicable:

     (1) That the internal controls necessary for us to develop reliable financial statements do not exist, or that information has come to their attention that has led them to no longer be able to rely on our management's representations or that has made them unwilling to be associated with the financial statements prepared by management;

     (2) That our company needs to expand significantly the scope of our audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause them to be unwilling to rely on management's representations or be associated with our financial statements for the foregoing reasons or any other reason; or

     (3) That they have advised us that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

     During our most recent fiscal year, and through the date of the Current Report, we have not consulted Gregory & Associates, LLC, regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements or any other financial presentation whatsoever.

     We may continue our search for auditors whose business location is more closely proximate to the principal executive offices and the location where our principal business operations are conducted in Pittsburgh, Pennsylvania.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------
     The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of our stockholders or until their successors are elected or appointed and qualified, or their prior resignations or terminations.

Directors and Executive Officers.
---------------------------------

                                              Date of         Date of
                             Positions        Election or     Termination
  Name                        Held            Designation     or Designation
  ----                        ----            -----------     --------------


Christopher J.        Director and President  2/07/01              *
Spencer               Treasurer              12/17/01              *

Armen Geronian        Director and Assistant  2/07/01              *
                      Secretary

Gordon Berry          Director                2/07/01              *

Alan Costilo          Director                6/04/01              *

               *  Presently serving in these capacities.

Christopher J. Spencer, Chairman, President and Treasurer.
----------------------------------------------------------

     Mr. Spencer, age 35, has served as our Chief Executive Officer, President and as a director of Wizzard since February 7, 2001, and of our subsidiary, Wizzard Delaware, since its formation in 1995. Mr. Spencer has been responsible for our overall direction since our inception and has been instrumental in leading us to our current position in the speech recognition industry. In an online poll conducted by Speech Technology magazine, Mr. Spencer was recently recognized as one of 20 top visionaries in the speech recognition industry. The poll was targeted to the speech recognition professionals who read the magazine; poll responses were monitored to ensure that employees of a nominee's company could not vote for that nominee. Through Mr. Spencer's efforts, we have successfully obtained financing of approximately $6 million to date. These funds have helped us complete the development of our IVA product and our variety of programming tools. Mr. Spencer also sits on the Board of Directors of Cennoid Technologies, a software company that develops encryption and compression software for the Internet.

     From 1994 until 1996, Mr. Spencer founded and worked for ChinaWire, Inc., a high-technology company engaged in financial remittance between international locations and China. Mr. Spencer's efforts were responsible for ChinaWire's exclusive contract with the Ministry of Posts and Telecommunications of the People's Republic of China. Mr. Spencer was also involved in raising over $3,500,000 for the venture.

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

     Mr. Spencer attended West Virginia University from 1987 to 1990.

Armen Geronian, Director and Chief Technical Officer.
-----------------------------------------------------

     Mr. Geronian, age 35, co-founded and has served as Chief Technical Officer, Assistant Secretary, and a director of Wizzard Delaware since its inception and of Wizzard since February 7, 2001. Mr. Geronian has spearheaded the development of our IVA product, and is responsible for all of our technical decisions regarding the software code and other attributes of our products and services.

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

     Mr. Geronian received his B.S. in Computer Science from the University of Moscow in 1990.

Gordon Berry, Director and VP Business Development.
---------------------------------------------------

     Mr. Berry, age 64, has served as a director of Wizzard since February 7, 2001, and of Wizzard Delaware since 1997. Mr. Berry is involved in all of our business, corporate and financial decisions, serving as a guide and counsel for the executive officers and Board of Directors. Since 1990, Mr. Berry has been a consultant to a variety of businesses, assisting them in the areas of sales, marketing and strategic planning. From 1985-1990, Mr. Berry was Vice President of Sales/Marketing for Champion Commercial Industry, a multi-division manufacturer of metal products, where Mr. Berry increased the firm's revenues by 60% while developing several new product lines.

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

     Mr. Berry attended Cornell University and received his Bachelor's degree in Industrial Management from Georgia Tech in 1962.

Alan Costilo, Director and VP Custom Solutions.
-----------------------------------------------

     Dr. Costilo, age 54, was the President, CEO and founder of Speech Solutions, Inc., a Florida-based speech recognition software company, from 1993 until 2001. He was responsible for that company's overall business strategy, technical development and for developing vendor relationships. He also was responsible for the development of the ActiveX Voice Tools product, under three separate IBM development contracts, which was acquired by Wizzard Software in May 2001.

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

Marc Lord, Strategic Advisory Board Member.
-------------------------------------------

     Marc Lord, age 40, currently works for InSpeech Consultancy. Prior to that, he had worked at AT&T, ScanSoft, and in Microsoft's speech product group (Speech.Net) since its formation, and has managed development and product integration for all Microsoft releases that employ speech technologies, including WindowsXP, OfficeXP, AutoPC, MS Agent, Encarta and Sidewinder. While serving as Program Manager for Voice Output Technologies at Microsoft, Mr. Lord drove product development for several major product releases that feature speech recognition and synthesis capabilities. He has managed Microsoft's key vendors, established partnerships and negotiated license agreements with numerous speech industry companies. In his fifteen-year software career, Mr. Lord has worked both in the U.S. and internationally and helped commercialize a number of cutting-edge technologies, including applications for multimedia language instruction, AI-based financial risk analysis, wearable digital photonics and browser-based training systems.

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

Strategic Advisory Board.
-------------------------

     We formed our strategic advisory board as a group of successful people with experience in speech recognition technology, brand building and public relations. We do not have any secrecy agreements with the board members, as they are not privy to technical information or trade secrets about our products. The board members are free to provide services to other companies in our industry. The strategic advisory board members have no written or specific duties to Wizzard Software. They use their expertise and contacts in the fields of speech recognition technology and branding and marketing to offer suggestions to management and to review branding and promotional materials that we have prepared. Management has found this assistance to be invaluable.

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

Audit Committee.
----------------

     We do not have a formal audit committee. The functions that would normally be undertaken by such a committee are undertaken by our Board of Directors as a whole.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Each of Wizzard's directors, executive officers and 10% owners have filed a Form 3 Initial Statement of Beneficial Ownership with the Securities and Exchange Commission as follows:

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

     In addition, the following directors filed Form 4 Statements of Changes in Beneficial Ownership of securities on or about the dates indicated:

                                              Filing          Transaction
       Name                                   Date            Date
       ----                                   ----            ----
       Gordon Berry                           9/09/02         8/28/02
                                              3/12/03         3/04/03
                                              1/06/04        12/10/03
       Armen Geronian                         9/11/03         9/05/02
                                              3/12/03         3/04/03
       Alan Costilo                          11/01/02        10/28/02

Code of Ethics.
---------------

    We have adopted a Code of Ethics for our executive officers and have attached a copy as Exhibit 14 to this Annual Report. See the Exhibit Index,
Item 13 of this Report.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

     The following table shows the aggregate compensation that we have paid to directors and executive officers for services rendered during the periods indicated:

                   SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
Christopher 12/31/01  $ 43911   0     0       0       0       0      0 (1)
J. Spencer, 12/31/02  $ 60000   0     0       0       0       0      0 (1)
President,  12/31/03  $ 70000   0     0       0       0       0      0
Treasurer
and Director
Armen      12/31/01   $ 22500   0     0       0       0       0      0 (1)
Geronian,  12/31/02   $     0   0     0       0       0       0      0 (1)
Asst. Sec. 12/31/03   $     0   0     0       0       0       0      0 (1)
and Director
Gordon     12/31/01   0         0   $22500(2) 0       0       0      $1500 (1)
Berry,     12/31/02   0         0   $24000(2) 0       0       0      $1500 (1)
Director   12/31/03   0         0   $24000(2) 0       0       0      $1500 (1)
Alan       12/31/01   0         0        0    0       0       0          0
Costilo,   12/31/02   0         0   $15000(2) 0       0       0          0
Director   12/31/03   0         0   $24000(2) 0       0       0          0

          (1) Medical insurance is paid as part of Mr. Spencer's salary; Mr.
              Geronian gets his medical insurance paid; and Mr. Berry gets a $1,500 automobile allowance.

          (2) We paid these amounts to Messrs. Berry and Costilo as independent contractors, rather than as employees.

Bonuses and Deferred Compensation.
----------------------------------

     None.

Compensation Pursuant to Plans.
-------------------------------

     None.

Options/SAR Grants.
-------------------

     We did not grant any options or SAR's to any executive officer during the fiscal years ended December 31, 2003, and 2002.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.
---------------------------------------------------------------------------

     None of our executive officers exercised any stock option or SAR during the fiscal years ended December 31, 2003, and 2002.

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

Employment Contracts.
---------------------
     None.

Termination of Employment and Change of Control Arrangements.
-------------------------------------------------------------

     None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------



                                            Number of Shares     Percent
Name and Address          Title              Beneficially Owned  of Class (1)
----------------          -----              ------------------  --------



Christopher J. Spencer    Director,           2,888,167          11.8%
2728 Bear Run Rd.         President and
Pittsburgh, PA 15237      Treasurer

Armen Geronian            Director and        2,889,194          11.8%
4346 Ludwick St.          Assistant
Pittsburgh, PA 15217      Secretary

Gordon Berry              Director              350,000           1.4%
4226 Stonehaven
So. Euclid, OH 44121

Alan Costilo              Director                  -0-            -0-
3557 Lakeview Drive
Delray Beach, FL 33445
All officers and directors
as a group (4 persons)                        6,032,081          25.0%


          (1) Based upon 24,502,894 outstanding shares at March 1, 2004. This figure includes the 23,678,718 shares actually outstanding on that date, together with the 824,176 shares issuable upon the effectiveness of the registration statement on Form SB-2 that we filed on March 8, 2004. See the caption "Recent Sales of Unregistered Securities."

                         FIVE PERCENT STOCKHOLDERS
                         -------------------------

                                         Number of Shares        Percent
Name and Address            Title        Beneficially Owned      of Class(1)
----------------            -----        ------------------      -----------

Christopher J. Spencer (2)  Director       2,888,167             11.8%
2728 Bear Run Rd.           President
Pittsburgh, PA 15237        and Treasurer

Armen Geronian              Director and   2,889,194             11.8%
4346 Ludwick St.            Assistant
Pittsburgh, PA 15217        Secretary


Voice Recognition           Stockholder    3,431,078             14.0%
Investment, L.P.
812 Kenmore Rd.
Chapel Hill, NC 27514

Jack and Magee Spencer (2)  Stockholders   2,912,307             11.9%
8609 Beaver Pond Lane
Fairfax Station, VA 22039

Alpha Capital               Stockholder    1,938,799 (3)          7.7% (3)
 Aktiengesellschaft
Pradafant 7
9490 Furstentums
Vaduz, Liechtenstein

                                Total:    14,059,545             55.1%

          (1) Except as indicated in Footnote 3 below, calculations are based upon 24,502,894 outstanding shares at March 1, 2004. This figure includes the 23,678,718 shares actually outstanding on that date, together with the 824,176 shares issuable upon the effectiveness of the registration statement on Form SB-2 that we filed on March 8, 2004. See the caption "Recent Sales of Unregistered Securities."
          (2)  Jack and Magee Spencer are the parents of Christopher J.
Spencer.

          (3) Includes 549,450 shares underlying warrants that are owned by the Subscribers as discussed under the caption "Recent Sales of Unregistered Securities." However, these shares are not taken into account for purposes of the "Total Percent of Class" calculation.

Changes in Control.
-------------------

     To our knowledge, there are no present arrangements or pledges of our securities which may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------
Transactions with Management and Others.
----------------------------------------

     Except as indicated below, during the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, promoter or founder or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

     During the year ended December 31, 2002, Wizzard borrowed a total of $402,183 from five of its stockholders. In March, 2003, we borrowed an additional $22,000. These notes were payable on demand and accrued interest at a rate of prime plus 1%, or approximately 5.75%. During the quarter ended March 31, 2003, we issued 901,778 shares of common stock in payment of $374,183 related party notes payable and $13,323 in related accrued interest. We repaid the remaining $50,000 note payable, with accrued interest of $2,386, in April 2003.

     In April, 2003, we borrowed a total of $10,017 from a stockholder.  The note is payable on demand and accrues interest at a rate of prime plus 1%, or approximately 5.75%, and amounted to $410 at December 31, 2003.

     On January 8, 2004, a stockholder loaned us an additional $50,000. The note was repaid with interest of $5,000 on January 24, 2004.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.
--------------------

     8-K Current Report dated June 5, 2003, filed on June 5, 2003, regarding a Press Release.

     8-K Current Report dated December 17, 2003, filed on December 17, 2003, regarding a Press Release.

     8-K Current Report dated January 22, 2004, filed on January 27, 2004, regarding change in accountants.

     8-K Current Report dated January 23, 2004, filed on January 28, 2004, regarding the closing a of Subscription Agreement.

     8-K Current Report dated February 6, 2004, filed February 6, 2004, regarding MedivoxRx Letter of Intent.

Exhibits*
--------

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Annual Report on Form 10-KSB for the year     Part I
ended December 31, 2002.**


          (ii)

Exhibit
Number               Description
------               -----------

14                   Code of Ethics

31                   302 Certification of Christopher J. Spencer

32                   906 Certification

          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** This document and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.

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

Item 15.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Wizzard by its principal accountants during the calendar years ended December 31, 2003, and December 31, 2002:


     Fee category                      2003           2002
     ------------                      ----           ----

     Audit fees                        $ 19,476       $ 35,885

     Audit-related fees                $    570       $ 10,040

     Tax fees                          $   -0-        $   -0-

     All other fees                    $   -0-        $   -0-

     Total fees                        $ 20,046       $ 35,925


     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Wizzard's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       WIZZARD SOFTWARE CORPORATION


Date: 3/26/04                         By  /s/ Christopher J. Spencer
      -------                            ---------------------------
                                         Christopher J. Spencer
                                         Chief Executive Officer, President,
                                         Treasurer and Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: 3/26/04                             /s/ Christopher J. Spencer
      -------                            ---------------------------
                                         Christopher J. Spencer
                                         Chief Executive Officer, President,
                                         Treasurer and Director


Date: 3/25/05                             /s/ Gordon Berry
      -------                            -----------------
                                         Gordon Berry, Controller and Director


Date: 3/25/04                             /s/ Armen Geronian
      -------                            -------------------
                                         Armen Geronian
                                         Director


Date: 3/25/04                              /s/ Alan Costilo
      -------                            ------------------
                                         Alan Costilo
                                         Director