Form 10QSB/A
period 2003-03-31
WIZZARD SOFTWARE CORP /CO
filed 2004-04-22
CIK 1074909

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

                 Commission File No.   000-33381*
                                       ---------

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

*This amendment is for the sole purpose of correcting the SEC File Number.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date: 4/22/2004                          By/s/Christopher J. Spencer
      ---------                            ---------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer

Date: 4/22/2004                          By/s/Armen Geronian
      ---------                            ------------------------
                                           Armen Geronian, Director
                                           Secretary

Date: 4/22/2004                          By/s/Gordon Berry
      ---------                            ------------------------
                                           Gordon Berry, Director

Date: 4/22/2004                          By/s/Alan Costilo
     ----------                            -------------------------
                                           Alan Costilo
                                           Director