Form 10QSB/A
period 2003-06-30
WIZZARD SOFTWARE CORP /CO
filed 2004-04-22
CIK 1074909

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

                                         WIZZARD SOFTWARE CORPORATION

Date: 4/22/2004                          By/s/Christopher J. Spencer
      ---------                            ---------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer

Date: 4/22/2004                          By/s/Armen Geronian
      ---------                            ------------------------
                                           Armen Geronian, Director
                                           Secretary

Date: 4/22/2004                          By/s/Gordon Berry
      ---------                            ------------------------
                                           Gordon Berry, Director

Date: 4/22/2004                          By/s/Alan Costilo
     ---------                             ------------------------
                                           Alan Costilo
                                           Director