Form 10KSB/A
period 2003-12-31
WIZZARD SOFTWARE CORP /CO
filed 2004-04-22
CIK 1074909

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

                        Commission File No. 000-33381*


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

     March 12, 2004 - $1,350. There are approximately 13,510,095 shares of common voting stock of the Registrant held by non-affiliates. Because there is no "established trading market" for our shares, these shares have been arbitrarily valued at par value of $0.001 per share.

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

                                       WIZZARD SOFTWARE CORPORATION


Date: 4/22/2004                        By/s/Christopher J. Spencer
      --------------                     -------------------------------------
                                         Christopher J. Spencer
                                         Chief Executive Officer, President,
                                         Treasurer and Director


Date: 4/22/2004                        By/s/Gordon Berry
      --------------                     -------------------------------------
                                         Gordon Berry, Controller and Director


Date: 4/22/2004                        By/s/Armen Geronian
      --------------                     -------------------------------------
                                         Armen Geronian
                                         Director


Date: 4/22/2004                        By/s/Alan Costillo
     ---------------                     -------------------------------------
                                         Alan Costilo
                                         Director