Form 10QSB
period 2004-03-31
WIZZARD SOFTWARE CORP /CO
filed 2004-05-17
CIK 1074909

U. S. Securities and Exchange Commission
                    Washington, D. C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2004
                           --------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from               to
                                    -------------    -------------

                 Commission File No.   000-33381
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

                               May 11, 2004

                       Common - 24,195,976 shares

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

                                MARCH 31, 2004

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY



                                   CONTENTS

                                                                 PAGE


- Unaudited Condensed Consolidated Balance Sheet,
    March 31, 2004                                                2

- Unaudited Condensed Consolidated Statements of
    Operations, for the three months ended
    March 31, 2004 and 2003                                       3

- Unaudited Condensed Consolidated Statements of Cash
    Flows, for the three months ended March 31, 2004
    and 2003                                                      4

- Notes to Unaudited Condensed Consolidated Financial
    Statements                                               5 - 10


                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                                March 31,
                                                                  2004

CURRENT ASSETS:
     Cash                                                    $    970,868
     Restricted cash                                              104,591
     Accounts receivable                                           30,688
     Inventory                                                     22,602
     Prepaid Expenses                                              24,628
                                                             ------------
      Total Current Assets                                      1,153,377
                                                             ------------
PROPERTY & EQUIPMENT, net                                          88,715
                                                             ------------
OTHER ASSETS:
     Definite-life Intangible assets, net                         251,294
     Deposits                                                       6,452
                                                             ------------
      Total Other Assets                                          257,746
                                                             ------------
                                                             $  1,499,838
                                                             ============
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                        $    238,147
     Accrued expenses                                             115,432
     Customer deposits                                              7,000
     Notes payable - related party                                 35,092
                                                             ------------
      Total current liabilities                                   395,671
                                                             ------------
CONVERTIBLE NOTE PAYABLE                                          235,000
                                                             ------------
      Total liabilities                                           630,671
                                                             ------------
NON-CONTROLLING INTEREST IN SUBSIDIARY                                  -
                                                             ------------
STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                      -
     Common stock, $.001 par value, 100,000,000 shares
      authorized, 23,928,718 shares issued and outstanding         23,929
     Capital in excess of par value                            10,107,207
     Retained Deficit                                          (9,261,969)
                                                             ------------
      Total Stockholders' Equity                                  869,167
                                                             ------------
                                                             $  1,499,838
                                                             ============

The accompanying notes are an integral part of this unaudited condensed consolidated financial statements.

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Three
                                                        Months Ended
                                                          March 31,
                                                      2004        2003

SALES, net of returns and allowances            $   97,064       $ 104,146

COST OF GOOD SOLD                                   78,612          65,765
                                                ----------       ---------
GROSS PROFIT                                        18,452          38,381
                                                ----------       ---------
OPERATING EXPENSES:
Selling expenses                                    69,481           8,261
General and administrative                       1,055,333         156,873
Compensation for re-pricing of warrants            160,420         210,000
                                                ----------       ---------
 Total Operating Expenses                        1,285,234         375,134
                                                ----------       ---------
LOSS BEFORE OTHER EXPENSE                        1,266,782        (336,753)

OTHER EXPENSE:
  Interest expense                                 (10,158)        (11,311)
                                                ----------       ---------
     Total Other Expense                           (10,158)        (11,311)
                                                ----------       ---------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES                                           (1,276,940)       (348,064)

CURRENT TAX EXPENSE                                      -               -

DEFERRED TAX EXPENSE                                     -               -
                                                ----------       ---------
NET LOSS                                       $(1,276,940)      $(348,064)
                                                ----------       ---------
LOSS PER COMMON SHARE                           $     (.06)      $    (.02)
                                                ----------       ---------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Three
                                                      Months Ended
                                                        March 31,
                                                   2004           2003
Cash Flows from Operating Activities:
 Net loss                                      $(1,276,940)    $    (348,064)
 Adjustments to reconcile net loss
 to net cash used by operating activities:
  Depreciation and amortization expense             35,301            36,508
  Non-cash expenses                                985,420           219,412
  Change in assets and liabilities:
    (Increase) in restricted cash                  (69,820)                -
    (Increase) decrease in accounts receivable      (1,324)            5,285
    Decrease in Inventory                              659             1,519
    (Increase) decrease in prepaid expenses         (4,460)              924
    Decrease in accounts payable and accrued
     expense                                         1,991            (5,304)
    Increase in customer deposits                    7,000                 -
                                                ----------     -------------
      Net Cash (Used) by Operating
      Activities                                  (322,173)          (89,720)
                                                ----------     -------------
Cash Flows from Investing Activities:
     Purchase of property & equipment               (6,222)                -
                                                ----------     -------------
       Net Cash (Used) by Investing Activities      (6,222)                -
                                                ----------     -------------
Cash Flows from Financing Activities:
     Proceeds from Issuance of common stock      1,336,972            37,019
     Payment of stock offering cost                (91,253)                -
     Proceeds from notes payable
      - related party                                    -            22,000
                                                ----------     -------------
       Net Cash Provided by Financing Activities 1,245,719            59,019
                                                ----------     -------------
Net (Decrease) in Cash                             917,324           (30,701)
Cash at Beginning of Period                         53,544            50,956
                                                ----------     -------------
Cash at End of Period                           $  970,868     $      20,255
                                                ==========     =============
Supplemental Disclosures of
 Cash Flow Information:
     Cash paid during the periods for:
       Interest                                 $        -      $          -
       Income taxes                             $        -      $          -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2004:

The Company recorded $160,420 in compensation for the re-pricing of 408,076 warrants from $1.50 to $1.00 per share and extending the expiration date from January 1, 2004 to February 29, 2004.

The Company issued 250,000 shares of common stock for consulting services valued at $825,000.

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

     Consolidation   The financial statements presented reflect the accounts
     of Wizzard Software Corporation, Wizzard Software Corp., and Speech Systems, Inc. as of March 31, 2004. At March 31, 2004 the Company held a 96% ownership interest in Wizzard Software Corp. The Company recorded no liability for the 4% non-controlling interest as Wizzard Software Corp. had a stockholders deficit at the time of merger. Further the net loss for Wizzard Software Corp. for the period ended March 31, 2004 applicable to the 4% non-controlling interest was not allocated to the non controlling interest as there is no obligation of the non-controlling interest to share in such losses. All significant inter-company transactions between the Parent and Subsidiary have been eliminated in consolidation.

     Unaudited Condensed Financial Statements   The accompanying financial
     statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for all the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

     Cash and Cash Equivalents   For purposes of the financial statements,
     the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash balance at one financial institution located in Pittsburgh, Pennsylvania. At March 31, 2004, the Company had $870,868 in excess of federally insured amounts.

     Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2004, the Company has not established an allowance for doubtful accounts which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the periods presented are insignificant for disclosure.

     Inventory   Inventory consists of $22,602 in raw materials at March 31,
     2004 and is carried at the lower of cost or market as determined on the first-in first-out method.

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

     Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at March 31, 2004.

     Income Taxes   The Company accounts for income taxes in accordance with
     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

     Revenue Recognition   Revenue is recognized when earned. The Company's
     revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company sells packaged and custom software products and related voice recognition product development consulting. Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products is recorded when the payment has been received and the software
     has been shipped.   Revenue is recognized, net of discount and
     allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at March 31, 2004 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs is recognized when the services are provided. Such items are included in net revenues and amounted to $11,850 and $4,980 for the three months ended March 31, 2004 and 2003, respectively.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant. The FASB has issued an exposure draft proposing to expense the fair value of share-based payments to employees beginning in 2005. We are currently evaluating the impact of this proposed standard on our financial statements.

NOTE 2   INTANGIBLES

     The Company has classified its intangible assets as definite-life intangible asset and is amortizing them on a straight-line basis over two to five years. During the three months ended March 31, 2002, the Company completed its initial test of intangible assets for impairment in accordance with SFAS No. 142. The Company used the estimated future cash flows to test the remaining intangible assets for impairment and determined that the Company's intangible assets were not impaired. Amortization expense of $29,030 and $28,744, respectively, was recorded for the periods ended March 31, 2004 and 2003 and has been included in cost of goods sold. The following is a summary of definite-life intangible:
                                                  Life March 31, 2004
          _____     ____________
          Active X Voice Tools Software      5 years   $    500,000
          Trademarks, patents, website       2 to 5 years    23,043
          Memorandum of Understanding        5 years         66,227
                                                       ____________
                                                       589,270
               Accumulated amortization                (337,976)
                                                            ____________
               Definite-life intangibles, net               $251,294
                                                       ____________

     The remaining estimated aggregate amortization expense at March 31, 2004 for next five years is as follows:
          2004      $    87,089
          2005           115,391
          2006            47,302
          2007             1,220
          2008               292
                    ____________
                    $    251,294
                    ____________

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   PROPERTY & EQUIPMENT

     The following is a summary of property and equipment:
                                                  March 31, 2004
                                                  ____________

          Furniture, fixtures and equipment       $    234,856
          Leasehold improvements                        36,482
          Software                                      39,472
                                                        ------
                                                       310,810
               Accumulated Deprecation                (222,095)
                                                       -------

               Property & Equipment, net          $     88,715
                                                        ------


     Depreciation expense for the three months ended March 31, 2004 and 2003 was $6,272 and $7,764, respectively.

NOTE 4   NOTES PAYABLE

     Convertible Note Payable - On September 14, 2001, the Company sold a Series 2001-A 8% convertible note payable of the Company in the amount of $250,000, with a maturity date of August 1, 2011. The Note is convertible in to the Company's common stock at the lessor of $.50 per share or 75% of the closing bid price. During the year ended December 31, 2001, $15,000 of the note with related accrued interest of $208 was converted into 30,416 shares of common stock. As the conversion price was below the fair value of the common stock on the date issued the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $250,000 discount on the note. The discount was recorded as interest expense on September 14, 2001 as the note is immediately convertible. The note further calls for the Company to register the underlying shares into which the note can be converted and if said share are not registered as of March 15, 2003 the Company will owe a penalty of $7,500 and $10,000 for every month thereafter, accordingly the Company has included $67,500 in accounts payable for penalties on the Note at March
     31, 2004.   The penalties were subsequently paid on May 3, 2004 through the issuance of 19,286 common shares. As of March 31, 2004, the balance of the note is $235,000 with related accrued interest payable of $47,837.

     Related Party Notes Payable   During the year ended December 31, 2001, a
     shareholder loaned the Company $46,076. The demand note is unsecured and accrues interest at 5% per annum. As of March 31, 2004, a balance of $25,076 remained outstanding on the note with related accrued interest of $4,522.

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

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4   NOTES PAYABLE (Continued)

     During April, 2003, the Company borrowed from a shareholder of the Company a total of $10,165. The note is payable on demand and accrues interest at a rate of prime plus 1% or approximately 5.75% and amounted to $536 at March 31, 2004.

     On January 8, 2004, a shareholder loaned an additional $50,000 to the Company. The note was repaid with interest of $5,000 on January 24, 2004.

NOTE 5   CAPITAL STOCK

     Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value. As of March 31, 2004, no shares were issued and outstanding.

     Common Stock   During the quarter ended March 31, 2004, the Company
     issued 588,076 common shares upon the exercise of warrants outstanding to purchase common stock of the Company at $.25 to $1.25 per share. The Company further issued 90,210 common shares upon exercise of 90,210 options issued for $162,846 in salaries during 2004.

     On January 23, 2004, the Company entered into a subscription agreement and issued 824,174 of 1,648,352 common shares and 412,086 of 824,174 warrants to purchase common shares at $1.55 per share, expiring January 23, 2007. The first $600,000 of the Share subscription was payable immediately upon closing, and the Company received this sum on January 23, 2004. The second $600,000 will become payable five days after the effective date of the Company's registration statement on Form SB-2 (or other suitable registration statement) by which the Company is to register the Shares and all of the shares of common stock underlying the Warrants (the "Warrant Shares"). Similarly, the Company was to issue the Warrants to purchase the first 412,087 Warrant Shares immediately, with the remaining Warrants to be issued five days after the registration statement is declared effective. The Company is required to register the underlying shares under a registrations statement being filed on or before March 8, 2004 and effective on or before May 2, 2004. If the Company delinquent in meeting these deadlines for the registrations statement they have agreed to pay a 1% penalty for each 30 day period or part thereof.

     On March 25, 2004, the Company issued 250,000 common shares for $825,000 in investor relations/consulting services.

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

     In connection with the private placement of 671,500 shares of common stock issued during 2001, the Company recorded a 1% penalty per month, beginning November 2001 through September 2002, for the delay in
     the effectiveness of registering said shares.   As of March 31, 2004 the
     Company has included $73,865 in accounts payable said penalties.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   CAPITAL STOCK

     2003 Stock Option Plan - During 2003, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under
     Section 422 of the Internal Revenue Code (Section 422 provides certain
     tax advantages to the employee recipients).   The total number of shares
     of common stock available under the Plan may not exceed 1,000,000. At March 31, 2004, total options available to be granted under the Plan
     amounted to 14,259.   During the Quarter ended March 31, 2004 the
     Company issued 90,210 options to purchase common stock at $1.38 to $2.09 per share that were immediately exercised for $162,846 in salaries. During the Quarter ended March 31, 2003 the Company issued 58,532 options to purchase common stock at $.76 to $.86 per share that were immediately exercised for $9,400 in legal services and $36,971 in salaries.

     Warrants   As of March 31, 2004, the Company had 432,086 warrants
     outstanding to purchase shares of common stock at $.25 to $1.55 per share expiring at various times through January 23, 2007.

     On January, 23, 2004, the Company issued 412,086 warrants to purchase common stock at $1.55 per share expiring on January 23, 2007 in connection with a subscription agreement. The Company has committed to issue an additional 412,086 warrants to purchase common stock upon the completion of the subscription agreement.

     On January 1, 2004, the Company recorded a $160,420 expense for the re-pricing of 408,076 warrants to purchase common stock from $1.50 per share to $1.00 per share and extending the expiration date of the warrants from January 1, 2004 to February 29, 2004.

     On March 28, 2003, the Company recorded a $210,000 expense for the re-pricing of 600,000 warrants to purchase common stock from $2.00 per share to $.50 per share.

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:
                                            For the Three Months Ended
                                                      March 31,
                                                      ---------
                                                2004             2003
                                                ----             ----

     Loss from continuing operations available
       to common shareholders (numerator)       $ (1,276,940)   $  (348,064)
                                                  -----------      ---------
     Weighted average number of common shares
       outstanding during the period used in
       per share calculations (denominator)       23,158,789     18,926,695
                                                  ----------     ----------

     At March 31, 2004, the Company had 432,086 warrants outstanding to purchase common stock of the Company at $.25 to $1.55 per share and a convertible note payable wherein the holder could convert the note into a minimum of 470,000 shares of common stock, [See Note 4], which were not included in the loss per share computation because their effect would be anti-dilutive. Subsequent to the quarter ended March 31, 2004, the Company agreed to issue 150,037 shares upon the purchase all of issued and outstanding shares and settlement of certain outstanding debt of MedivoxRx Technologies, Inc. (See Note 9).

     At March 31, 2003, the Company had 1,788,076 warrants outstanding to purchase common stock of the Company at $.25 to $1.50 per share and a convertible note payable wherein the holder could convert the note into a minimum of 470,000 shares of common stock, [See Note 4], which were not included in the loss per share computation because their effect would be anti-dilutive. Subsequent to the quarter ended March 31, 2003, the Company issued 600,000 shares upon the exercise of 600,000 warrants to purchase common stock at $.50 per share. The Company further issued 184,167 common shares for services rendered, 35,806 common shares for interest on notes payable, 27,999 for the repayment of notes payable and 19,286 for penalties for the delay in registering stock underlying the Company's convertible debt.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2004 operating loss carryforwards of approximately $9,000,000 which may be applied against future taxable income and which expires in various years through 2024.

     The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recorded for the loss carryforward. The net deferred tax assets are approximately $3,060,000 as of March 31, 2004, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the period ended March 31, 2004 is approximately $77,000.

NOTE 8   GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses from inception, and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings and by substantially increasing sales. There is no assurance that the Company will be successful in achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9   SUBSEQUENT EVENTS

     On May 13, 2004, the Company entered into an agreement to issue 150,035 shares of common stock for all of the issued and outstanding common shares of MedivoxRx Technologies, Inc. and approximately $150,000 in MedivoxRx Technologies, Inc. outstanding debt. The Company further agreed to issue up to 1,550,000 additional common shares to the MedivoxRx Technologies, Inc. shareholders if certain profit, revenue and product acceptance milestones are reached.

     On May 3, 2004, the Company issued a total of 184,167 restricted common shares for services valued at $585,651.

     On May 3, 2004, the Company issued 19,286 restricted common shares issued for payment of $67,500 in penalties for the delay in registering shares underlying the 8% Convertible Note payable, and 17,689 common shares fro interest payment of $47,837 on the 8% Convertible Note payable.

     On May 3, 2004, the Company issued 18,117 restricted common shares for $63,408 in outstanding interest payable.

     On May 3, 2004, the Company issued 27,999 common shares in payment of a $10,165 note payable and related accrued interest of $616. The $78,256 difference between the fair value of the stock issued and note and related interest will be recorded as interest expense.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Results of Operations.
----------------------

     During the quarterly period ended March 31, 2004, Wizzard recorded revenues of $97,064, a 6.8% decrease from revenues of $104,146 in the first quarter of 2003. The decrease in the first quarter 2004 was due to lower sales of IBM ViaVoice products, which management attributes to inadvertent, temporarily lost web links in the IBM-Wizzard referral process, which have since been corrected. For approximately 21 days, almost no leads were being referred to Wizzard; this is how Wizzard generates approximately 95% of its IBM sales. Because third parties were involved in the maintenance of the web sits, it took several weeks to correct after the discovery was made. While there can be no guarantees, management has put additional safeguards in place to reduce the risk of this reoccurring.

     Cost of goods sold totaled $78,612 in the first quarter of 2004, versus $65,765 in the first quarter of 2003. This increase of approximately 19.5% is attributed primarily to the increased royalty payments to third party technology suppliers.

     In the quarter ended March 31, 2004, operating expenses totaled $1,285,234, which was a 243% increase over operating expenses of $375,134 in the first quarter of 2003. This increase was largely caused by the non-cash expenses of $825,000 due to the issuance of 250,000 shares of common stock to Arthur Douglas & Associates for investor relations/consulting services. Issuance of the Company's common stock to pay such obligations has extended our liquidity for operational purposes. The Company further recorded non-cash consideration of $160,420 for the extension and repricing of certain warrants for which Wizzard received approximately $407,000 in proceeds. In the first quarter of 2003, non-cash expenses were $219,412, resulting from similar repricing of certain warrants and the issuance of common stock to pay for legal services. Selling expense increased to $69,481 in the first quarter of 2004, as compared to $8,261 in the first quarter of 2003, due to the additional sales personnel employed by the Company.

     Wizzard's net loss was $1,276,940, or $0.06 per share, in the quarter ended March 31, 2004. This represents a 267% increase from our net loss of $348,064, or $0.02 per share, in the first quarter of 2003.

     Management believes that Wizzard's revenues will increase with anticipated additional sales from the planned acquisition of MedivoxRx Technologies, Inc., the planned launch of a new set of programming tools, sale of additional text-to-speech runtime licenses for the telephony market, and the planned launch of three additional "talking products" in 2004. Prior to and in connection with these product releases, management believes that expenses will increase accordingly as we add staff and undertake the necessary marketing efforts.

Liquidity and Capital Resources.
--------------------------------

     Cash on hand was $970,868 at March 31, 2004, an increase of $917,324 over the $53,544 on hand at December 31, 2003. This change was due to cash provided by financing activities. For the three months ended March
31, 2004, we received $1,336,972 in proceeds from issuances of common stock, and paid $91,253 in offering costs. Cash used in operations for the three months ended March 31, 2004 was $322,173, an increase of approximately 259% over the $89,720 cash used in operations for the three months ended March 31, 2003. Cash used in investing activities for the three months ended March 31, 2004 consisted of $6,222 for the purchase of needed office equipment updates.

     The Company used common stock to pay $825,000 in consulting services during the three months ended March 31, 2004. In so doing, we believe we have conserved Wizzard's cash liquidity for operational purposes.

     The Company's operations are principally being sustained through financing activities until sufficient sales levels can be achieved to establish profitable operations. We believe that the cash on hand at March 31, 2004, should be sufficient to meet our operating expenses through the end of 2004. During May 2004, we expect to receive an additional $600,000 from financing activities through the sale of 824,176 additional common shares and the issuance of 412,088 warrants, which management estimates will allow us to meet our operating expenses through May of 2005.

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

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the software industry, intellectual property matters, the development of products that may be superior to the products offered by the Company, demand for financial services, competition, changes in the quality or composition of the Company's products, our ability to develop new products, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

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

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

     None; not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

     The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the quarterly period ended March 31, 2004, which were not registered under the Securities Act of 1933, as amended:


                      Date            Number of       Aggregate
Name of Owner         Acquired        Shares          Consideration
-------------         --------        ------          -------------


Three institutional   1-23-04         (1)             (1)
investors

Arthur Douglas        3-25-04         250,000         Consulting services
& Associates                                          valued at $825,000


     (1) On January 23, 2004, we closed a Subscription Agreement by which three institutional investors (collectively, the "Subscribers") agreed to purchase:

     a total of 1,648,352 shares of our common stock for a total of $1,200,000, or $0.728 per share (the "Shares"); and

     warrants to purchase an additional 824,174 shares of common stock at a price of $1.55 per share (the "Warrants").

The first $600,000 of the Share subscription was payable immediately upon closing, and the Company received this sum on January 23, 2004. The second $600,000 will become payable five days after the effective date of the Company's registration statement on Form SB-2 by which the Company registered the Shares and all of the shares of common stock underlying the Warrants (the
"Warrant Shares").   Similarly, the Company was to issue the Warrants to
purchase the first 412,087 Warrant Shares immediately, with the remaining Warrants to be issued five days after the effective date of the registration statement. The registration statement was declared effective on May 12, 2004. For additional information about this transaction, see the Company's Current Report on Form 8-K, dated January 23, 2004, which was filed with the Securities and Exchange Commission on January 28, 2004. See the Exhibit Index, Part II, Item 6 of this Report.

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

          31 - 302 Certification of Christopher J. Spencer

          32 - 906 Certification.

     (b)  Reports on Form 8-K.

          8-K Current Report dated January 22, 2004, regarding change in accountants.

          8-K Current Report dated January 23, 2004, regarding Subscription Agreement with three institutional investors.

          8-K Current Report dated February 6, 2004, regarding the proposed acquisition of MedivoxRx Technologies, Inc.

          8-K Current Report dated April 28, 2004, regarding the completion of the acquisition of MedivoxRx Technologies, Inc.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date: 5/14/04                               /s/Christopher J. Spencer
      --------                             --------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer

Date: 5/14/04                               /s/Armen Geronian
      --------                             ------------------
                                           Armen Geronian, Director
                                           Secretary

Date: 5/14/04                               /s/Gordon Berry
      --------                             ----------------
                                           Gordon Berry, Director

Date: 5/14/04                               /s/ Alan Costilo
      --------                             -----------------
                                           Alan Costilo, Director