Form 10QSB
period 2004-06-30
WIZZARD SOFTWARE CORP /CO
filed 2004-08-16
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2004
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

                   5001 Baum Boulevard, Suite 770
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

                            August 13, 2004

                       Common - 25,512,187 shares

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

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2004

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES



                             CONTENTS

                                                          PAGE


        Unaudited Condensed Consolidated Balance Sheet,
              June 30, 2004                                            2


        Unaudited Condensed Consolidated Statements of
              Operations, for the three and six months ended June 30,
              2004 and 2003                                            3


        Unaudited Condensed Consolidated Statements of Cash
              Flows, for the six months ended June 30, 2004
              and 2003                                             4 - 5


        Notes to Unaudited Condensed Consolidated Financial
              Statements                                          6 - 16

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                              ASSETS

                                                           June 30, 2004
                                                            ___________
CURRENT ASSETS:
  Cash                                                     $  1,158,152
  Restricted cash                                                93,441
  Accounts receivable, net                                       23,974
  Inventory                                                      70,228
  Prepaid expenses                                               28,530
                                                             __________
        Total Current Assets                                  1,374,325
                                                             __________
PROPERTY & EQUIPMENT, net                                       110,956
                                                             __________
OTHER ASSETS:
  Definite-life intangible assets, net                          228,178
  Goodwill                                                      435,594
  Deposits                                                        6,452
                                                            ___________
        Total Other Assets                                      670,224
                                                            ___________
                                                           $  2,155,505
                                                            ___________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $    145,835
  Accrued expenses                                                8,026
  Notes payable   related party                                  25,076
                                                             __________
        Total Current Liabilities                               178,937
                                                            ___________
LONG  TERM OBLIGATIONS:
  8% convertible note payable   related party                   175,000
                                                            ___________
        Total Liabilities                                       353,937
                                                            ___________
NON-CONTROLLING INTEREST IN SUBSIDIARIES                              -
                                                            ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized, no shares issued and
   outstanding                                                        -
  Common stock, $.001 par value,
   100,000,000 shares authorized, 25,290,187 shares issued
   and outstanding, respectively                                 25,290
  Capital in excess of par value                             12,119,393
  Accumulated deficit                                       (10,343,115)
                                                            ___________
        Total Stockholders' Equity                            1,801,568
                                                            ___________
                                                           $  2,155,505
                                                            ___________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the Three       For the Six
                                        Months Ended           Months Ended
                                          June 30,              June 30,
                                   ____________________  ____________________
                                       2004       2003     2004        2003
                                   _________  _________  _________  _________
NET SALES                          $ 111,021  $ 124,606  $ 208,085  $ 228,752

COST OF GOOD SOLD                    114,738    124,562    193,350    190,327
                                   _________  _________  _________  _________
  Gross Profit (Loss)                 (3,717)        44     14,735     38,425
                                   _________  _________  _________  _________
EXPENSES:
  General and administrative         941,990    557,864  1,172,323    384,737
  Selling expenses                    67,353      9,125    136,834     17,386
  Investor relations consulting            -          -    825,000    330,000
  Compensation for re-pricing warrants     -          -    160,420    210,000
  Research and development            33,000          -     33,000          -
                                   _________  _________  _________  _________
        Total Expenses             1,042,343    566,989  2,327,577    942,123
                                   _________  _________  _________  _________
LOSS FROM OPERATIONS              (1,046,060)  (566,945)(2,312,842)  (903,698)
                                   _________  _________  _________  _________
OTHER EXPENSE
  Interest Expense                     4,217      5,320     14,375     16,631
  Loss on abandoned leaseholds        30,869          -     30,869          -
                                   _________  _________  _________  _________
        Total Other Expense           35,086      5,320     45,244     16,631
                                   _________  _________  _________  _________
LOSS BEFORE INCOME TAXES          (1,081,146)  (572,265)(2,358,086)  (920,329)

CURRENT TAX EXPENSE                        -          -          -          -

DEFERRED TAX EXPENSE                       -          -          -          -
                                   _________  _________  _________  _________
NET LOSS                         $(1,081,146) $(572,265)$(2,358,086)$(920,329)
                                   _________  _________  _________  _________

BASIC AND DILUTED LOSS
  PER COMMON SHARE               $      (.04) $    (.03)$     (.10) $    (.05)
                                   _________  _________  _________  _________



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          For the Six
                                                          Months Ended
                                                            June 30,
                                                     ______________________
                                                         2004        2003
                                                     __________ ___________
Cash Flows from Operating Activities:
  Net loss                                          $(2,358,086)$  (920,329)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization expense                74,496      73,113
    Non-cash expense                                  1,649,509     642,625
    Loss on abandoned leasehold improvements             30,869           -
    Changes in assets and liabilities:
      Restricted cash                                   (58,671)          -
      Accounts receivable                                 5,390       5,138
      Inventory                                           5,001       4,779
      Prepaid expense                                    (8,362)     (7,806)
      Other assets                                            -      (2,226)
      Accounts payable and accrued expense              (23,040)     (7,195)
                                                     __________  __________
        Net Cash (Used) by Operating Activities        (682,924)   (211,901)
                                                     __________  __________
Cash Flows from Investing Activities:
  Purchase of property & equipment                      (21,144)     (6,703)
                                                     __________  __________
        Net Cash (Used) by Investing Activities         (21,144)     (6,703)
                                                     __________  __________
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock              1,935,959     360,333
  Payment of stock offering cost                       (127,283)
  Proceeds from long-term obligation                          -      32,057
  Payments on note payable - related party                    -     (50,000)
                                                      _________  __________
        Net Cash Provided by Financing Activities     1,808,676     342,390
                                                      _________  __________
Net Increase in Cash                                  1,104,608     123,786

Cash at Beginning of Period                              53,544      50,956
                                                     __________  __________
Cash at End of Period                                $1,158,152  $  174,742
                                                     __________  __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                         $        -  $    2,387
    Income taxes                                     $        -  $        -


                           (Continued)

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Continued)

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the six months ended June 30, 2004:

     The Company recorded $160,420 in compensation for the re-pricing of 408,076 warrants from $1.50 to $1.00 per share and extending the expiration date from January 1, 2004 to February 29, 2004.

     The Company issued 250,000 shares of common stock for consulting services valued at $825,000.

     On April 23, 2004, the Company acquired MediVoxRx Technologies, Inc. through a triangular purchase wherein the Company's newly formed wholly owned subsidiary acquired the operations MediVoxRx Technologies through the Company issuing 150,035 common shares to acquire all of the issued and outstanding shares of MediVoxRx Technolgies, Inc. As a result of the purchase, the Company recorded goodwill of $435,594 as the purchase price exceed of $537,125 exceed the $101,531 net book value of the assets.

     The Company issued 19,286 common shares in payment of $67,500 in penalties related to the delay in the registering shares underlying the 8% convertible note payable.

     The Company issued 139,286 common shares upon conversion of $60,000 of the 8% convertible note payable and payment of related accrued interest payable of $47,837.

     The Company issued 18,117 common shares in payment of $63,408 in accrued interest.

     The Company issued 184,167 common shares for consulting services valued at $585,651.

     The Company issued 27,999 common shares in payment of a $10,016 note payable and $614 in related accrued interest and $78,438 in consulting services.

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

     The Company issued 540,000 shares of common stock for consulting services valued at $357,650,

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

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization   Wizzard Software Corporation ["Parent"] a Colorado
  corporation, was organized on July 1, 1998. Wizzard Software Corp. ["Subsidiary"], was incorporated on February 29, 1996, under the laws of the State of Delaware. On February 7, 2001, the Parent completed the Plan of Reorganization and Stock Exchange agreement, wherein, Parent acquired
  96% of the common stock of Subsidiary.   The merger was accounted for as a
  recapitalization of Subsidiary, wherein Subsidiary became a 96% owned subsidiary of the Parent. On May 22, 2001, the Parent purchased all of the issued and outstanding shares of Speech Systems, Inc. in a transaction accounted for as a purchase. On April 9, 2004, the Parent organized Wizzard Merger Corp. a New York corporation to acquire and dissolve into the operations of MediVoxRx Technologies, Inc. a New York Corporation in a transaction accounted for as a purchase. Wizzard Software Corporation and Subsidiaries ["Company"] engages primarily in the development, sale, and service of custom and packaged computer software products, the Company further develops and markets a talking prescription pill bottle. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Consolidation   The financial statements presented reflect the accounts of
  Wizzard Software Corporation, Wizzard Software Corp., Speech Systems, Inc., and MediVoxRx Technologies, Inc. as of June 30, 2004. At June 30, 2004 the Company held a 96% ownership interest in Wizzard Software Corp. The Company recorded no liability for the 4% non-controlling interest as Wizzard Software Corp. had a stockholders deficit at the time of merger. Further the net loss for Wizzard Software Corp. for the periods ended June 30, 2004 and 2003 applicable to the 4% non-controlling interest were not allocated to the non controlling interest as there is no obligation of the non-controlling interest to share in such losses. All significant inter-company transactions have been eliminated in consolidation.

  Unaudited Condensed Financial Statements   The accompanying financial
  statements have been prepared by the Company in accordance with the instructions for form 10-QSB of the Securities and exchange commision without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all significant adjustments (consisting of normal recurring adjustments) , which, in the opinion of management, are necessary for a fair presentation of the financial position at June 20, 2004 and the results of operations and cash flows for the three and six month periods ended June 30, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents   For purposes of the financial statements, the
  Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash balance at one financial institution located in Pittsburgh, Pennsylvania. At June 30, 2004, the Company had cash balances of $1,058,152 in excess of federally insured limits.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2004, the Company has established an allowance for doubtful accounts at $0 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the periods presented are insignificant for disclosure.

  Inventory   Inventory consists of $24,264 in raw materials, $4,447 in
  finished goods and $41,576 in deposit towards the purchase of inventory at June 30, 2004 and is carried at the lower of cost or market as determined on the first-in first-out method.

  Depreciation   Depreciation of property and equipment is provided on the
  straight-line method over the estimated useful lives of the assets of five years to thirty-nine years.

  Goodwill and Definite-life intangible assets   Goodwill represents the
  excess of costs over the fair value of the identifiable net assets of businesses acquired. Definite-life intangible assets consist of website development cost, rights, interest, title patents, trademarks, domain name registration, purchased rights to a Merchant Operating Understanding (for the distribution of the Company's products) and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc., and a patents pending and trademarks acquired in the
  purchase of MediVoxRx Technologies, Inc.   The Company accounts for
  Goodwill and definite-life intangible assets in accordance with provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment. SFAS No. 142 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Definite-life intangible assets are amortized over two to five years on a straight-line basis.

  Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at June 30, 2004.

  Loss Per Share   The Company computes loss per share in accordance with
  Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (See Note 8).

  Income Taxes   The Company accounts for income taxes in accordance with
  Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes (See Note 7).

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Revenue Recognition   The Company's revenue recognition policies are in
  compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company sells packaged and custom software products and related voice recognition product development consulting. Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products is recorded when the payment has been received and the software
  has been shipped.   Revenue is recognized, net of discount and allowances,
  at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at June 30, 2004, were not significant. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant and deferred over the period in which services are available. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs is recognized when the services are provided. Such items are included in net revenues and amounted to $32,000 and $68,669 at June 30, 2004 and 2003, respectively.

  Accounting Estimates   The preparation of financial statements in
  conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates included the allowance for doubtful accounts, useful lives of property plant and equipment and definite life intangible assets and the need for goodwill impairment. Actual results could differ from those estimated by management.

  Fair value of financial instruments - The fair value of the Company's accounts receivable, inventory, payable and accrued liabilities, and note payable approximate their carrying values based on their effective interest rates compared to current market prices.

  Recently Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". were recently issued. SFAS No. 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification   The financials statements for the periods ended prior to
  June 30, 2004 have been reclassified to conform to the headings and classifications used in the June 30, 2004 financial statements.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2   ACQUISITION

  On April 23, 2004, the Company acquired MediVoxRx Technologies, Inc. (engaged in the development and marketing of a talking prescription pill bottle) through a triangular purchase wherein the Company's newly formed wholly owned subsidiary Wizzard Merger Corp. to acquire the operations of MediVoxRx Technologies through the Parent issuing 150,035 common shares and certain contingent consideration (See Below) to acquire 100% of the issued and outstanding shares of MediVoxRx Technologies, Inc. The consolidated financial statements include the operations of Wizzard Merger Corp. from April 23, 2004 through June 30, 2004.

  The Company acquired the MediVoxRx operations with the intention of integrating the Company's text to speech software tools enabling the talking prescription pill bottles to have the prescription message load via electronic means.

  The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at April 23, 2004 (purchase date):

       Inventory and deposit to purchase inventory                 $ 51,937
       Production molds                                              47,710
       Definite-life intangible assets                                6,558
       Accounts payable                                              (4,674)
                                                               ____________
       Net estimated fair value of assets acquired                  101,531
       Goodwill (None of which is deductible for tax purposes)      435,594
                                                               ____________
                                Original purchase price        $    537,125
                                                               ____________

  Contingent Consideration - The Parent will issue 100,000 restricted common shares to the former stockholders upon the successful development, testing and installation of the planned automated system whereby the audio to be loaded on the talking pill bottle is generated and automatically loaded using TTS plus technology, Wizzard Merger Corp. must have repeat sales from at lease eight Veterans Administration (VA) sites and total VA sales in excess of 5,000 units with a specific gross margin within a six month period of the closing date of the acquisition.

  The Parent will issue 100,000 restricted common shares to the former stockholders if Wizzard Merger Corp. achieves repeat sales of at least 250 units per month from at lease fifteen VA sites for three consecutive months with a specified gross margin.

  The Parent will issue 50,000 restricted common shares to the former stockholders if Wizzard Merger Corp. receives Federal Supply Schedule approval.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2   ACQUISITION (Continued)

  The Parent will issue 50,000 restricted common shares to the former stockholders if the Wizzard Merger Corp. pill bottle simultaneously loads the prescription while the label is being printed and is upon proval and acceptance by any Veterans Administration Hospital.

  The Parent will issue 625,000 restricted common shares to the former stockholders if the Wizzard Merger Corp. meets certain revenue and profit projections for the first year of operations forward from the April 23, 2004, acquisition date.

  The Parent will issue 625,000 restricted common shares to the SUBSIDIARY stockholders if the Wizzard Merger Corp. meets revenue and profit projections for the second year of operations forward from the April
  23, 2004 acquisition date.

NOTE 3   GOODWILL / DEFINITE-LIFE INTANGIBLES ASSETS

  Definite-life intangible assets   Definite-life intangible assets consists
  of the following at June 30, 2004:

                                                Life           June 30, 2004
                                                _____         ____________
       Active X Voice Tools Software          5 years         $    500,000
       Trademarks, patents, website      2 to 5 years               23,503
       Memorandum of Understanding            5 years               66,227
                                                              ____________
                                                                   589,730
       Accumulated amortization                                   (361,552)
                                                              ____________
                          Definite-life intangibles, net      $    228,178
                                                              ____________

   Amortization expense of $58,702 and $57,793 was recorded for the periods ended June 30, 2004 and 2003 and has been included in cost of goods sold.

   The remaining estimated aggregate amortization expense at June 30, 2004 for next five years is as follows:

        2004                                                   $    59,164
        2005                                                       117,681
        2006                                                        48,592
        2007                                                         2,449
        2008                                                           292
        Thereafter                                                       -
                                                                __________
                                                                $  228,178
                                                                __________

  Goodwill - On April 23, 2004, the Company recorded goodwill of $435,594 in connection with the acquisition of MediVoxRx Technologies, Inc. as the purchase price exceed of $537,125 exceed the $101,531 net book value of the assets.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4   PROPERTY & EQUIPMENT

  The following is a summary of property and equipment:
                                                             June 30, 2004
                                                              ____________

       Furniture, fixtures and equipment                      $    246,172
       Production molds                                             47,710
       Software                                                     43,079
                                                              ____________
                                                                   336,961
       Accumulated Deprecation                                    (226,005)
                                                              ____________
       Property & Equipment, net                              $    110,956
                                                              ____________

  Depreciation expense for the six months ended June 30, 2004 and 2003 totaled $15,794 and $14,197, respectively.

  The Company terminated its lease agreement and recorded a loss of $30,869 in abandoned leasehold improvements.

NOTE 5   NOTES PAYABLE   RELATED PARTY

  Convertible Note Payable - On September 14, 2001, the Company issued a Series 2001-A 8% convertible note payable of the Company in the amount of $250,000, with a maturity date of August 1, 2011. The Note is convertible into the Company's common stock at the lesser of $.50 per share or 75% of the closing bid price. During the year ended December 31, 2001, $15,000 of the note with related accrued interest of $208 was converted into 30,416 shares of common stock. During the six month ended June 30, 2004 $60,000 of the note with related accrued interest of $47,837 was converted into 137,689 common shares. As the conversion price was below the fair value of the common stock on the date issued the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $250,000 discount on the note. The discount was recorded as interest expense on September 14, 2001 as the note was immediately convertible. The note called for the Company to register the underlying shares into which the note can be converted by March 15, 2002, which did not occur. On May 3, 2004 the Company issued 19,286 restricted common shares for the payment of the $67,500 penalty for the delay in the registration equal to $7,500 for the first month then $10,000 for every month thereafter through October 2002. As of June 30, 2004, the balance of the note is $175,000 with related accrued interest payable of $3,862.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   NOTES PAYABLE (Continued)

  Notes Payable Related Party   A shareholder loaned the Company
  $46,076. The demand note is unsecured and accrues interest at 5% per annum. As of June 30, 2004, a balance of $25,076 remained outstanding on the note with related accrued interest of $3,893.

  The Company had a demand note payable to a shareholder which was paid in full in May 2004. The note accrued interest at a rate of prime plus 1% or approximately 5.75%. The Company issued 27,999 of its restricted common shares in payment of the note balance of $10,016 and accrued interest of $614 and $78,408 in consulting fees.

NOTE 6   CAPITAL STOCK

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value. As of June 30, 2004, no shares were issued and outstanding.

  Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value. As of June 30, 2004, the Company had 25,290,187 common shares issued and outstanding.

  During January to March, 2004, the Company issued 588,076 common shares upon the exercise of warrants outstanding to purchase common stock of the Company at $.25 to $1.25 per share. The Company further issued 90,210 common shares upon exercise of 90,210 options issued for $162,846 in employee compensation during 2004.

  During the six month ended June 30, 2004, the Company entered into a agreement and issued 1,648,352 common shares and 824,174 warrants to purchase common shares at $1.55 per share, expiring January 23, 2007. The Company has registered the common shares issued and all of the shares of common stock underlying the Warrants (the "Warrant Shares"). If the Company delinquent in meeting these deadlines for the registrations statement they have agreed to pay a 1% penalty for each 30 day period or part thereof.

  On March 25, 2004, the Company issued 250,000 common shares for $825,000 in investor relation consulting services.

  On April 23, 2004, the Company acquired MediVoxRx Technologies, Inc. through a triangular purchase wherein the Company's newly formed wholly owned subsidiary acquired the operations MediVoxRx Technologies through the Company issuing 150,035 common shares to acquire all of the issued and outstanding shares of MediVoxRx Technologies, Inc. Additionally, the Company has agreed to issue as many as additional 1,550,000 common shares to the former shareholders of MediVoxRx Technologies, Inc. if certain development, acceptance and profitability milestones are met (See Note 2).

  On May 3, 2004, the Company issued 19,286 common shares in payment of $67,500 in penalties related to the delay in the registering shares underlying the 8% convertible note payable (See Note 5).

  During the six months ended June 30, 2004, the Company issued 139,286 common shares upon conversion of $60,000 of the 8% convertible note payable and payment of related accrued interest payable of $47,837 (See Note 5).

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   CAPITAL STOCK (Continued)

  On May 3, 2004, the Company issued 18,117 common shares in payment of $63,408 in accrued interest.

  On May 3, 2004, the Company issued 184,167 common shares for consulting services valued at $585,651.

  On May 3, 2004, the Company issued 27,999 common shares in payment of a $10,016 note payable and $614 in related accrued interest and $78,408 in consulting services.

  During the six months ended June 30, 2003 the Company issued 901,778 shares of common stock in payment of $374,183 related party notes payable and $13,902 in related accrued interest. The Company also issued 6,098 shares of common stock to purchase certain intangible assets valued at $6,092.
  The Company received $300,000 and issued 600,000 shares of common stock upon exercise of warrants at $.50 per share. The Company issued 613,000 shares of common stock for consulting services valued at $405,100 or $.65 to $.70 per share. The Company also issued 116,674 common shares upon exercise of options for $21,513 in legal services and $60,286 in salaries.

  In connection with the private placement of 671,500 shares of common stock issued during 2001, the Company recorded a 1% penalty per month, beginning November 2001 through September 2002, for the delay in the effectiveness
  of registering said shares.   At June 30, 2004, the penalty of $73,865 in
  was remained in accounts payable.

  2002 Stock Option Plan - During 2002, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the
  employee recipients).   The total number of shares of common stock
  available under the Plan may not exceed 1,000,000.  At June 30, 2004, total
  options available to be granted under the Plan amounted to 14,259.   During
  the six months ended June 30, 2004 the Company issued 90,210 options to purchase common stock at $1.38 to $2.09 per share that were immediately exercised for $162,846 in salaries. During the six months ended June 30, 2003 the Company issued 116,674 options to purchase common stock at $.56 to $.86 per share that were immediately exercised for $21,513 in legal services and $60,286 in employee compensation.

  Warrants   As of March 31, 2004, the Company had 844,174 warrants
  outstanding to purchase shares of common stock at $.25 to $1.55 per share expiring at various times through January 23, 2007.

  On January, 23, 2004, and May 17, 2004, the Company issued a total of 824,174 warrants to purchase common stock at $1.55 per share expiring on January 23, 2007 in connection with a private placement.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   CAPITAL STOCK (Continued)

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

NOTE 7   INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2004 operating loss carryforwards of approximately $10,300,000 which may be applied against future taxable income and which expires in various years through 2023.
  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $3,502,000 as of June 30, 2004, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2004 is approximately $609,000.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   LOSS PER COMMON SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:
                                      For the Three          For the Six
                                       Months Ended         Months Ended
                                        June 30,             June 30,
                               ______________________  ______________________
                                    2004     2003      2004      2003
                               ___________ __________  ___________ __________
         Loss from continuing
         operations available
         to common shareholders
         (numerator)           $(1,081,146)$ (572,265)$ (2,358,086)$ (920,329)
                               ___________ __________  ___________ __________
         Weighted average
         number of common
         shares outstanding
         during the period
         used in loss per share
         (denominator)          24,604,503 20,677,064   23,881,646 19,806,715
                               ___________ __________  ___________ __________

  At June 30, 2004 and 2003, the Company had 844,174 and 1,188,076 warrants outstanding to purchase common stock of the Company at $.25 to $2.00 per share (See Note 7), a convertible note payable wherein the holder could convert the note into a minimum of 350,000 and 470,000 shares of common stock (See Note 4), and the Company has agreed to issue as many as additional 1,550,000 common shares to the former shareholders of MediVoxRx Technologies, Inc. if certain development, acceptance and profitability milestones are met (See Note 2); these common stock equivalents were not included in the loss per share computation because their effect would be anti-dilutive.

  Subsequent to the June 30, 2004, the Company had issued 147,000 restricted common shares valued at $ 357,201 for consulting services.

  The Company issued 75,000 common shares upon the conversion of $37,500 of the 8% convertible note payable.

NOTE 9   GOING CONCERN

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

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   SUBSEQUENT EVENTS

  Subsequent to the June 30, 2004, the Company had issued 147,000 restricted common shares valued at $ 357,201for in consulting services.

  The Company issued 75,000 common shares upon the conversion of $37,500 of the 8% convertible note payable.

  On August 16, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee
  recipients).   The total number of shares of common stock available to be issued under the Plan may not exceed 200,000.

  On July 15, 2004, the Company entered into a three year office lease agreement. The lease calls for minimum monthly payments of $3,582. The Company recorded a loss on abandoned assets for the leasehold improvement on the Company's current office.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

OVERVIEW

     Founded in 1995, the business of Wizzard Software Corporation includes computer software products that focus on speech recognition and text-to-speech technology (speech technology) to make computers, telephones and other devices listen to spoken commands and respond to users through human sounding synthetic speech. Wizzard provides software programming tools and services which allow companies to incorporate speech technology into their products and services. Wizzard offers, exclusively in some cases, speech technology software programming tools and speech engines from AT&T and IBM for which Wizzard receives a royalty for each licensed copy of these engines distributed with our customer's products and services. Additionally, Wizzard recently finalized its acquisition of MedivoxRx Technologies, Inc. and has recently begun marketing efforts for the two first products to come from the acquisition.

     Our products include:

     Speech Tools - Wizzard's proprietary VoiceTools are programming tools for software developers to incorporate into their products and services the speech technology of their choice in a fast, efficient and inexpensive fashion. Voice Tools have been distributed over 100,000 times since their creation in 2000. IBM promotes our Voice Tools exclusively on their website through a linking agreement with Wizzard.

     Speech Engines - Wizzard offers Text-To-Speech Engines from IBM and AT&T to software developers and businesses around the world and also offers speech recognition engines from IBM. Wizzard receives royalties for each copy/license distributed by its customers and in turn, pays a percentage of that royalty to IBM or AT&T.

     Speech Services - Wizzard provides support, customized programming and other speech related services to businesses and software programmers worldwide. These services compliment Wizzard's Voice Tools and other programming oriented product lines and assist in getting the speech engines Wizzard distributes for IBM and AT&T incorporated into customers' products resulting in royalty payments for each copy/license distributed by the customer.

     Speech Products - In April of 2004, Wizzard acquired the Pittsford, NY company, MedivoxRx Technologies, Inc. Founded in 2000, MedivoxRx is the originator of "Rex", the talking prescription pill bottle, which "talks" to the patient, allowing him or her to distinguish what type of medication is in the bottle and hear information on dosage and refill instructions. Initially, Rex was recorded by a pharmacist manually using a built in microphone but with Wizzard's text-to-speech technology and programming expertise, Rex is now automatically loaded with verbal instructions directly from the label data saving pharmacists valuable time and significantly lowering the chance for error.

     Our principal executive offices consist of approximately 3,100 square feet of office space located at 5001 Baum Boulevard, Pittsburgh, Pennsylvania. Our telephone number is (412) 621-0902. We also maintain a programming facility consisting of approximately 1,000 square feet in Upper St. Clair, Pennsylvania and a sales office in Deerfield Beach, Florida. We have sales representatives located in Chicago and Cleveland and a total of 20 full and contract employees.

BUSINESS

     From years of experience, Wizzard management has found that the adoption of speech technology by our customers is usually the result of one of the following three reasons:

     1) Saves Labor - Lowers costs for businesses by increasing worker productivity.

     2) Provides a Better Quality of Life - For individuals with visual and other disabilities, speech products can allow them to live more independent lives.

     a) Compliance with Rules and Regulations - As a result of speech having the benefit of providing access to otherwise inaccessible technology, customers are using speech to better comply with new and newly enforced governmental regulations and other rules which require businesses to provide complete access to their technology, products and workplace environment.

     3) Product Differentiator - Businesses can use speech to stand out from the competition and differentiate their product or service.

     Wizzard Software's Technology and Solutions Group offers customers speech programming tools, related speech products and services and distributable speech engines in over 13 languages worldwide. Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T as well as through internal internet marketing efforts through Overture and major internet search engines. When customers first come to Wizzard, in most cases, they have very limited experience with speech technology so Wizzard initially spends time educating the potential customer and helping to identify their requirements. This gives Wizzard the opportunity to show our expertise in the industry and describe our wide variety of speech products and services. If the customer decides to move forward with the adoption of a speech technology, they have three choices as to how to go about adding speech to their internal software applications for their workforce or to their commercial products and services.

     These three choices are:

     1. Purchase/license the necessary programming tools and speech engines and go about making the addition of speech on their own, with little help from Wizzard. Our programming tools allow software developers to quickly and efficiently add speech and are required by customers to complete their project. The initial sale for this customer choice tends to be between $350 and $5,000. Upon completion of its development efforts, the customer must then license specific speech engines from Wizzard for distribution in each and every copy they produce whether for internal use or for commercial distribution. The prices of these engines range from $1.00 to $25.00 per copy and must be paid in advance of deployment.

     2. The second option our customers have is when a business requires additional technical or developer support while it goes through the process of adding speech to its internal software applications, commercial products or
services.   This type of support can vary from several hours on the phone with our expert speech engineers to more relevant work where our engineers review or even create sample programming code for the customer. Wizzard offers these customers several support packages which range in price from $500 to $20,000. Additionally, Wizzard offers several previously created add-on software modules that save the customers significant time and money by allowing them to "drop-in" a section of code rather than create it themselves from scratch. These add-on modules include vocabularies for specific vertical markets (medical, legal, etc) and networking capabilities that allow for speech to be used across a network environment. Prices for these add-on modules range from $200 to $15,000.

     3. The third choice a customer has after deciding to move forward with the adoption of speech is to let Wizzard create, plan and implement the entire project for the customer using Wizzard's highly experienced software consultants and engineers. These projects historically have three phases:
Conceptual, First Working Version, and Delivery. After each phase the customer provides Wizzard with feedback and the necessary changes or additions are made and the project is moved to the next phase. Due to the customized nature of this third customer option, prices for these projects can significantly vary from $10,000 to $250,000, or more. Wizzard gets paid based on a time and materials basis in most instances and tends to charge an upfront "down payment" of approximately 25% with follow up payments based upon meeting certain milestones set by the customer and Wizzard at the beginning of the project.

     Wizzard's management believes two significant changes are occurring in the market for speech technologies and related products.

     First, after several long, hard years of extremely limited spending on technology by businesses, it seems that companies in the U.S. are beginning again to spend money on technology. Usually, businesses tend to purchase new computers and software for operating system upgrades when there is an initial increase in technology spending. However, in management's opinion, spending on productivity, improved quality of life and product differentiating technologies, like speech, is usually not far behind.

     Second, management feels that the speech industry is moving in two parallel directions simultaneously. The first is that the industry is moving from a technology based industry to a vertical market product based industry. To expand further, it has been very common in the speech industry for speech companies to have strong technology but not have customers demanding the technology or not have found specific vertical niche markets where the technology can be applied successfully. Now, it seems that speech companies are finally finding markets where speech can be applied effectively and more importantly, where customers are willing to pay for speech to be applied effectively. The second parallel direction is the consolidation happening within the speech industry at this time. There have been several significant mergers and acquisitions as speech companies move from being speech technology companies to vertically targeted product companies. This can benefit Wizzard's Technology and Solutions Group by increasing sales of its speech programming tools and speech engines.

     Wizzard's management feels it has effectively positioned the Company to be the "go between" for customers seeking to incorporate speech technology from IBM, Microsoft and AT&T (three of approximately four significant speech manufacturers). These technology manufacturers offer the core speech engines that drive speech based products and services. However, in order for a customer to include speech technology in its product or service it requires specific programming tools offered, in most cases, exclusively through Wizzard. In some cases these programming tools are proprietary to Wizzard and in some cases the programming tools are proprietary to the manufacturer of the speech engine, but sold exclusively through Wizzard. In addition to the programming tools, Wizzard provides technical and development support for customers wanting to include speech technology from IBM and AT&T for the Windows desktop platform. Through this effective positioning Wizzard comes into contact with over 10,000 potential customers per year.

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

     2. Because Wizzard does come into contact with over 10,000 potential speech customers each year, management feels the Company is in a unique position to identify what the growing trends in the speech industry are, and determine what the customers require to meet their needs. Management is unaware of any other company that is able to obtain so much potentially valuable marketing information as Wizzard due to its relationships with IBM, Microsoft and AT&T and the fact that they send some, or in the case of IBM and AT&T, all of their potential speech programming customers to Wizzard. Based on this gathered information, Wizzard is positioned to capitalize on customer needs. Wizzard is able to identify growing trends as it has done so in the form of markets for:

     Productivity - call center automation, medical transcription automation, audio broadcasting automation, etc.

     Accessibility - talking computer screen readers, talking prescription pill bottles, talking automated teller machines (ATMs), etc.

     Compliance - talking ATMs - rule 508, talking prescription pill bottles
     - Medicare rules, etc.

     Product Differentiator - flight simulators, computer games, etc.

     3. Once a trend has been identified Wizzard can, and is in the process of doing so, capitalize on the trend in several ways.

          a) Satisfy Customer Demand - Wizzard can expand its base technology product line to meet growing customer demand based on a specific vertical market. By strategically adding new technologies, representing more companies such as IBM and AT&T, Wizzard is not only positioned to grow revenues within its current customer base but can also increase the number of potential customers coming to Wizzard through marketing arrangements with the manufacturer of the new products. Management has identified and is in the process of negotiating with several of these manufacturers and feels that if it is able to effectively add five new speech product manufacturers, based solely on customer demand, it can increase the number of potential customers coming to Wizzard for their speech technology needs to over 20,000 per year. This number could grow significantly as more businesses around the world adopt speech. This model is a "double win" for Wizzard in the sense that it can increase revenue by expanding its products to meet current customer demand while at the same time increasing the number of potential customers coming to Wizzard for their speech needs. At this time, management is not aware of any other company offering this type of service to the speech technology manufacturers. Wizzard has executed on this plan accordingly with the recent expansion of contracts with IBM (TTS for Linux) and AT&T (Natural Voices TTS Server).

     b) Speech Engines For the "Killer App" - As mentioned above, once customers have incorporated speech into their workforce, product or service they are required to purchase a speech engine for every single copy of the product or service they distribute. Wizzard has hundreds of customers, from Fortune 500 corporations to 10 person small businesses, currently incorporating speech technology into their products which they plan to sell into specific vertical markets. These markets range from PC Games, medical devices, homeland security applications, software for the visually impaired and legal transcription. If any one of these Wizzard customers' products are successful, resulting in large unit sales of their products, Wizzard will directly benefit by an increase in revenues and gross profits for its speech engine sales as Wizzard's profit margin on speech engines ranges from 10% to 500% based on volume purchases, with an average margin of approximately 50%. Management believes at this time that several of its customers have the potential for very large unit sales of their newly created speech products as these companies complete, launch and market their products.

          c) First to Market - Wizzard can create specific vertical speech products based on what customers are requesting. A recent example of this action is the medical transcription market. Over the last 9 months Wizzard has noticed a growing trend of customers who own transcription services looking for an automated transcription solution for their business. Currently, medical professionals dictate their patient reports, which are then sent to transcription services where workers transcribe by hand the doctor's dictation. Because of the competitive nature of the transcription industry, margins are small and any savings at all can be a significant boost to a transcription company's bottom line. As a result, transcription companies are searching for a speech based solution that would allow them to save labor. Based on the identification of this trend, Wizzard recently licensed from IBM special speech technology, is currently making modifications and upgrades to this technology, and plans to begin marketing a new WizzScribe for midsized transcription companies in the 3rd quarter of 2004. This is one of several examples where having an early preview of market demand through our tools and engine sales, can be a tremendous advantage.

     d) Acquire Successful Speech Companies - Due to the fact that Wizzard is in a unique position to determine where demand for speech engines and products lie, Wizzard can look to make strategic acquisitions based on predetermined sales and business models. This strategy can help grow our Products and Channels Group through the addition of specialty and often undiscovered speech applications. Wizzard plans to make acquisitions over the next twelve months based on what it is able to identify as customer demand for a specific speech related product or technology. As the speech industry moves from a technology based market to a specific vertically targeted product based market, consolidation amongst companies is a growing trend and management feels Wizzard is in the best position to identify and capitalize on the new speech product companies emerging in the market. In this regard, on February 6, 2004, we signed a non-binding letter of intent to acquire MedivoxRx Technologies and its Talking Prescription Bottle product line. The Talking Pill Bottle provides automated, self-contained verbal instructions to medical patients on the proper method of taking prescription medication. This transaction was consummated on April 23rd, 2004 and as a result, our Products and Channels Group was formed.

HIGHLIGHTS FROM FIRST SIX MONTHS OF 2004

     In the first six months of 2004 Wizzard Software had several significant accomplishments and successfully moved forward on many aspects of our business plan.

     Some of these accomplishments, broken down by division, include:

General & Administrative

     - Secured financing of over $1.5M through the sale of stock and the exercise of warrants in the Company
     - Implemented and streamlined new internal systems for order processing, web hosting and marketing and sales efforts.
     - In the first six months and subsequently, the Company hired an additional 9 employees and contractors, mostly in the area of sales, bringing the Company's total staff count to 20.
     - Completed the acquisition of MedivoxRx Technologies, Inc. and its Talking Pill Bottle product line
     - Secured, completed and moved into new office space a quarter mile from our old location. This new 3,100 square foot property allows us to provide safe and comfortable working conditions for new and current workers.

Technology and Solutions Group

     - Added big business perspective to the Company's management by staffing former IBM managers
     - Tuned technology offerings and sales process to be more responsive to target customers (developers, enterprise).
     - Increased amount of outbound sales activity with high volume prospects
     - went from reactive to proactive sales approach.
     - Redefined TTS offerings to focus on high profile usages in education and government
     - Included in the above mentioned increase in workers, the Technology and Solutions Group increased direct sales staff 33% based on expected increased demand
     - Identified streamlined focus on several key markets in ATMs, simulators, accessibility, audio broadcasting and medical dictation
     - Added IBM TTS for Linux in 13 languages to our accessibility targeted technology portfolio
     - Completed preparation of new and targeted sales collateral for all offerings and services for the division
     - Subsequently, added AT&T Natural Voices Server text-to-speech
     - Subsequently, added WizzScribe product line

Solutions and Channels Group

- Completed integration of MedivoxRx Technologies, Inc. following acquisition
- Named Eugene Franz to run the newly formed Solutions and Channels
        Group
     - Applied for and received approval on an FSS government purchasing contract for the Talking Pill Bottle for the Veterans Administration.
     - Subsequently completed the first automated version of Talking Pill Bottle for pharmacy customers using Text-To-Speech technology
     - Completed several mass mailings, on site visitations and a large telephone marketing campaign to targeted Veterans Administration pharmacy managers.
- Secured first retail customer approval for Talking Pill Bottle Home
   Kit

New Products Group

     - Completed beta testing, product production support training and launch of Speak It!
     - Completed beta testing, product production, support training and launch of IBM Linux TTS
     - Subsequently completed beta testing, product production, support training and launch of WizzScribe Transcription Server
     - Subsequently completed beta testing, product production, support training and launch of AT&T TTS Server edition

LOOKING FORWARD

     Management believes that Wizzard's revenues will increase with anticipated additional sales from our acquisition of MedivoxRx Technologies, Inc., the planned launch of a new set of products and programming tools, sales of additional text-to-speech runtime licenses for the telephony market, and the planned launch of three additional "talking products" in 2004-2005. Prior to and in connection with these product releases, management believes that expenses will increase accordingly as we add staff and undertake the necessary marketing efforts.

Technology and Solutions Group

     Over the next 12 months we plan to continue to execute our current business plan, focusing our efforts on speech technology business solutions for programmers and enterprise businesses interested in incorporating and using speech technologies for their workforce and in their products and services. We plan to continue to expand our efforts in attracting customers to use our VoiceTools product line as well as our customized programming and consulting services through the leads we generate by distributing our Voice Tools, IBM's OEM ViaVoice desktop products and AT&T's OEM Natural Voices desktop products, on a worldwide basis. Currently, our Voice Tools have been distributed over 100,000 times through Internet linking agreements we have with Microsoft, IBM, AT&T, CNET and ZDnet, as well as through sponsored links on most popular search engines such as AOL, MSN, YAHOO, Google, Excite, Lycos, etc.

     The Technology and Solutions Group plans to increase demand generation by launching a new portion of the Wizzard web site, its main marketing tool, in the second half of 2004. This new site will provide more information while making it easier to navigate for our targeted developer and enterprise customers. The Group plans to increase outbound, proactive sales calls while utilizing ever growing referrals from satisfied customers and rewarding current customers with marketing assistance on the Wizzard web site. The Group will have a significant presence at the annual SpeechTEK industry trade show in New York City in September.

     Additionally, the Technology and Solutions Group plans to increase management focus on revenue growth and profit by significantly expanding our TTS market footprint through the recent addition of AT&T's Natural Voices TTS Server product, the recent launching of IBM's TTS for Linux product into relevant target markets and expanding our speech recognition market penetration with the new WizzScribe product, based on IBM's large vocabulary server based batch processing product line, into the call center and transcription markets. Management plans to increase revenues through the cross selling of our Consulting Packages, Support Packages and Commercial Distribution Licenses to customers acquired through leads from the use of our own and our partner's programming tools and runtime engines. Management feels that in addition to our strong line of past speech offerings, the three new products we recently received as a result of our expansion of current agreements with IBM and AT&T, our Technology and Solutions Group revenue contribution to Wizzard Software will increase significantly over the next twelve months. In anticipation of the expanding business for these three new products, the Technology and Solutions Group plans to increase sales staff to penetrate and identify new markets and sales opportunities.

     Finally, management believes that in addition to previously mentioned target markets, the growing number of government rules and regulations, and the slow but progressive enforcement of these rules and regulations, could make the adoption of speech technology more widespread than previously anticipated. While the market for selling speech products to blind individuals is limited to the number of blind individuals, the market for complying with rules requiring a company's products and services be accessible to the blind, is significantly larger. Public restaurants provide an example. While the overall number of handicapped individuals frequenting their establishment may be small, they still have to have handicapped parking and handicapped accessible restrooms. If an airline is offering an internet only special, it now must make it accessible to all people, including people with visual disabilities, and speech technology can help. Based on this example, we believe the market for speech technology, as an accessibility providing technology, could be the defining market for our business and what compels widespread adoption.

Products and Channels Group

     The Products and Channels Group plans to focus its near term future efforts on Wizzard's newly acquired MedivoxRx Division and its Talking Pill Bottle product line. The Group plans to begin installations of its recently completed Automated Pharmacy product in both government and retail pharmacies in the U.S. along with the launch of its Home Kit independent living product line in retail pharmacies in the U.S. The Group will attend and speak at the annual SpeechTEK industry trade show in New York City along with attending several other pharmaceutical and industry relevant trade shows to increase demand for the Talking Pill Bottle.

     Future target markets and channels of distribution for the Products and Channels Group include:

     Automated Pharmacy Product

     The target market for the Automated Pharmacy Product is retail and government pharmacies across the United States initially, and Canada in the near future. We plan to utilize nationally recognized pharmaceutical sales representatives and distributors to assist in expanding the presence of the Automated Pharmacy product. Additionally, several internal sales representatives will be added for a massive internal sales push into the most popular retail pharmacies such as Walgreens, Wal-Mart, CVS, Eckerd as well as the Veterans Administration pharmacy network.

     Independent Living Home Kit Product

     The target market for the Independent Living Home Kit product are individuals who can benefit from "hearing" medication instructions rather than reading the written instructions provided. To reach the targeted individual customers, the Group plans to focus its sales efforts on Hospital Outpatient networks, Nursing Homes, Assistive and Independent Living facilities, Self Prescribing Doctor Networks, Low Vision retail stores, Mail order catalogs, blind associations such as NFB, ACB, and the Lions Club, online and television distributors such as Drugstore.com and QVC, Health and Human Services government agencies nationwide as well as major "help organizations" which distribute massive amounts of drugs worldwide such as the Red Cross, U.S. Army and the Peace Corps.

     In addition to the expanding sales efforts, Wizzard plans to increase its lobbying efforts of insurance companies and government regulators encouraging Medicare and insurance companies to realize the benefits of the Talking Pill Bottle and cover its cost for deserving individuals.

General & Administrative

     Wizzard Software plans to finalize its move of its corporate headquarters to slightly larger and more secure accommodations less than one mile from our current offices.

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

Acquisition Strategy

     Wizzard's management feels that by adding speech technology to a traditional product/industry, operating within traditional margins and traditional valuations, you can merit more technology oriented margins and valuations. This can directly increase value for shareholders by increasing profit margins and future potential for revenue growth.

     To elaborate, Wizzard believes speech technology, applied properly, can significantly impact a product/industry. We feel that we will demonstrate this with our recent acquisition of MedivoxRx and its Talking Pill Bottle product line. Currently, the sale of prescription pill bottles is a mature, low margin business with very little room for increased margins or revenue growth. With the addition of speech technology to the bottle, allowing for increased compliance with prescription medication instructions, customers (pharmacies, drug manufacturers and individual users), will be willing to pay more, we believe, for the newly resulting "technology" based product. With higher profit margins and the potential for additional add-on technology based features, we believe a company offering this new "technology" based traditional product would merit a higher valuation than a traditional prescription pill bottle manufacturer/distributor.

     As a result of this belief, Wizzard plans to make strategic acquisitions over the next twelve months to capitalize on the ability of speech technology to significantly increase the value of businesses. Wizzard can directly make money for its shareholders by owning businesses where speech can have the most profound impact on a product/industry as well as indirectly by increasing demand of speech technology from competitors in these industries. If forced to compete with a new "technology" based speech product, Wizzard can benefit from increased sales of its speech tools and speech engines.

     In addition to potential acquisitions to compliment our Talking Pill Bottle, Wizzard Management has identified several industries where this increased valuation model can be applied: Prescription Packaging Industry, Corporate Pharmacies, Transcription Industry and the Call Center Industry.

Results of Operations.
----------------------

     Three Months Ended June 30, 2004, and 2003
     ------------------------------------------

     During the quarterly period ended June 30, 2004, Wizzard recorded revenues of $111,021, a 10.9% decrease from $124,606 for the second quarter of 2003. This decrease was due in part to Management's decision to stop offering Envox products because of its low margins and high cost of generating sales. In the second quarter of 2003 Wizzard recorded sales of Envox products of $23,398.

     Costs of goods sold totaled $114,738 in the second quarter of 2004, versus $124,562 in the second quarter of 2003. The decrease is attributed primarily to a decrease in Envox sales.

     During the second quarter of 2004, Wizzard recorded total operating expenses of $1,042,343, an 83.8% increase from total expenses of $566,989 in the second quarter of 2003. General and administrative expense increased to $941,990 from $557,864 in the 2003 period as a result of $585,000 in non cash expenses from the issuance of 184,000 shares to retain employees and consultants as well as $108,000 in increased spending for additional employees, public relations, director fees and legal fees (as a result of
financing activities and acquisition activities).   Selling expenses totaled
$67,353 in the second quarter of 2004, as compared to $9,125 during the three months ended June 30, 2003, due to increased marketing efforts for the MedivoxRx Talking Pill Bottle (samples) as well as the addition of sales personnel. In addition, we recorded $33,000 in research and development expenses in the second quarter of 2004; we had no such expenses in the year-ago period.

     In July, 2004, which is subsequent to the period covered by this Report, we entered into a lease on a new office facility. During the second quarter of 2004, we realized a loss of $35,086 on certain leasehold improvements in our current office that we abandoned including an industrial air conditioner.

     During the second quarter of 2004, Wizzard had a net loss of $1,081,146, an 88.9% increase from our net loss of $572,265 in the second quarter in 2003. A significant portion of the increase loss was due to increased non cash expenses from the issuance of shares of the Company. Net loss per share during these periods was $0.04 and $0.03, respectively.


     Six months ended June 30, 2004, and 2003
     ----------------------------------------

     During the six month period ended June 30 2004, Wizzard recorded revenues of $208,085, a 9% decrease from revenues of $228,752 for the same period in 2003. The decrease in the six months ended June 30, 2004 was due in part to Management's decision to stop offering Envox products because of its low margins and high cost of generating sales. In the second quarter of 2003 Wizzard recorded sales of Envox products of $23,398.

     In the six months ended June 30, 2004, cost of goods sold totaled $193,350, as compared to $190,327 in the six months ended June 30, 2003.

     Wizzard recorded total operating expenses of $2,327,577 during the six months ended June 30, 2004, as compared to operating expenses of $942,123 in the same period of 2003. General and administrative expense increased by approximately 205%, due primarily to non cash consulting expenses from the issuance of the Company's shares to pay for consulting services not including investor relations expenses. Selling expenses also rose substantially, to $136,834 in the six months ended June 30, 2004, from $17,386 in the prior year period. This increase is attributed to the additional sales personnel that we have hired in the 2004 period. In this period we also incurred non-cash expenses of $825,000 due to the issuance of 250,000 shares of common stock to Arthur Douglas & Associates for investor relations/consulting services. Issuance of the Company's common stock to pay such obligations has extended our liquidity for operational purposes. The Company further recorded non-cash consideration of $160,420 for the extension and repricing of certain warrants for which Wizzard received approximately $407,000 in proceeds.

     Wizzard's net loss was $2,358,086, or $0.10 per share, in the six months ended June 30, 2004. This represents a 156% increase from our net loss of $920,329, or $0.05 per share, in the first six months of 2003.

     Management believes that Wizzard's revenues will increase with anticipated additional sales from our recently completed acquisition of MedivoxRx Technologies, Inc., the planned launch of a new set of programming tools, sale of additional text-to-speech runtime licenses for the telephony market, and the planned launch of three additional "talking products" in 2004. Prior to and in connection with these product releases, management believes that expenses will increase accordingly as we add staff and undertake the necessary marketing efforts.

Liquidity and Capital Resources.
--------------------------------

     Unrestricted cash on hand was $1,158,152 at June 30, 2004, an increase of $1,104,608 over the $53,544 on hand at December 31, 2003. For the six months ended June 30, 2004, we received $1,935,959 in proceeds from issuances of common stock, and paid $127,283 in offering costs. Cash used in operations for the six months ended June 30, 2004 was $682,924, an increase of approximately 222% over the $211,901 cash used in operations for the six months ended June 30, 2003. Cash used in investing activities for the six months ended June 30, 2004, consisted of $21,144 for the purchase of needed office equipment updates.

     The Company's operations are principally being sustained through financing activities until sufficient sales levels can be achieved to establish profitable operations. We believe that the cash on hand at June 30, 2004, should be sufficient to meet our operating expenses for the next 12 months.

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

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the speech recognition technology industry, the development of products that may be superior to the products offered by the Company, competition, changes in the quality or composition of the Company's products, our ability to develop new products, our ability to raise capital, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

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

Item 3.  Controls and Procedures.
         ------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

     None; not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

     The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the quarterly period ended June 30, 2004, which were not registered under the Securities Act of 1933, as amended:


                      Date            Number of       Aggregate
Name of Owner         Acquired        Shares          Consideration
-------------         --------        ------          -------------


Four individuals       5-3-04         184,167         Consulting services
                                                      valued at $585,651

Great North            5-3-04          27,999         Payment of $10,016
Capital Management                                    note payable; $614
                                                      accrued interest; and
                                                      consulting services
                                                      valued at $78,438

Maricopa Equity        5-3-04          19,286         Payment of $67,500 in
Management Corp.                                      penalties related to
                                                      delay in registration
                                                      of shares

Maricopa Equity        5-3-04          17,689         Interest on note payable
Management Corp.                                      through March 31, 2004

Savage Holdings        5-3-04          18,117         Interest on note
Management Corp.                                      previously converted to
                                                      common stock

Stockholders of        5-12-04        150,035         Acquisition of MedivoxRx
MedivoxRx                                             Technologies, Inc.
Technologies, Inc.

Three institutional    5-17-04        824,176 (1)     (1)
investors


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

The first $600,000 of the Share subscription was payable immediately upon closing, and the Company received this sum on January 23, 2004. The second $600,000 became payable five days after the effective date of the Company's registration statement on Form SB-2 by which the Company registered the Shares and all of the shares of common stock underlying the Warrants (the "Warrant
Shares").   Similarly, the Company was to issue the Warrants to purchase the first 412,087 Warrant Shares immediately, with the remaining Warrants to be issued five days after the effective date of the registration statement. The registration statement was declared effective on May 12, 2004.

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

Item 5.   Other Information.
          ------------------

     On April 23, 2004, Wizzard acquired all of the issued and outstanding common stock of MedivoxRx Technologies, Inc., a New York corporation ("MedivoxRx"), in exchange for the issuance of 150,035 "unregistered" and "restricted" shares of its common stock to the stockholders of MedivoxRx. As a result, MedivoxRx became a wholly-owned subsidiary of Wizzard. This acquisition was disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2004, and amended July 8, 2004. See the Exhibit Index, Part II, Item 4 of this Report.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

          31 - 302 Certification of Christopher J. Spencer

          32 - 906 Certification.

     (b)  Reports on Form 8-K.

          8-K Current Report filed April 28, 2004, and amended July 8, 2004, regarding the completion of the acquisition of Medivox

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date: 8/16/04                              By/s/Christopher J. Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer

Date: 8/16/04                              /s/Armen Geronian
      --------                             ------------------------
                                           Armen Geronian, Director
                                           Secretary

Date: 8/16/04                              /s/Gordon Berry
      --------                             ------------------------
                                           Gordon Berry, Director

Date: 8/16/04                              /s/Alan Costilo
      --------                             ------------------------
                                           Alan Costilo, Director