Form 10QSB
period 2004-09-30
WIZZARD SOFTWARE CORP /CO
filed 2004-11-15
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2004
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

                             November 11, 2004

                       Common - 25,984,388 shares

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

                         SEPTEMBER 30, 2004

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES




                              CONTENTS

                                                                  PAGE


     Unaudited Condensed Consolidated Balance Sheet,
             September 30, 2004                                     2


     Unaudited Condensed Consolidated Statements of
             Operations, for the three and nine months ended
             September 30, 2004 and 2003                            3


     Unaudited Condensed Consolidated Statements of Cash
             Flows, for the nine months ended September 30,
             2004 and 2003                                      4 - 5


     Notes to Unaudited Condensed Consolidated Financial
             Statements                                        6 - 16

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                               ASSETS

                                                     September 30, 2004
                                                         ___________
CURRENT ASSETS:
  Cash and cash equivalents                              $   726,529
  Restricted cash                                             85,934
  Accounts receivable, net                                    60,393
  Inventory, net                                              98,400
  Prepaid expenses                                            24,073
  Notes receivable                                            20,000
                                                          __________
        Total Current Assets                               1,015,329
                                                          __________
PROPERTY & EQUIPMENT, net                                    115,235
                                                          __________
OTHER ASSETS:

  Definite-life intangible assets, net                       199,088
  Goodwill                                                   523,714
  Deposits                                                    10,124
                                                         ___________
        Total Other Assets                                   732,926
                                                         ___________
                                                         $ 1,863,490
                                                         ___________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $   212,185
  Accrued expenses                                            11,197
  Notes payable   related party                               25,076
                                                         ___________
        Total Current Liabilities                            248,458
                                                         ___________
LONG  TERM OBLIGATIONS:
  8% convertible note payable   related party                137,500
                                                         ___________
        Total Liabilities                                    385,958
                                                         ___________
NON-CONTROLLING INTEREST IN SUBSIDIARIES                           -
                                                         ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, no shares issued and outstanding                    -
  Common stock, $.001 par value, 100,000,000 shares
   Authorized, 25,624,022 shares issued and outstanding       25,624
  Capital in excess of par value                          13,159,269
  Accumulated deficit                                    (11,707,361)
                                                         ___________
        Total Stockholders' Equity                         1,477,532
                                                         ___________
                                                         $ 1,863,490
                                                         ___________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      For the Three      For the Nine
                                     Months Ended        Months Ended
                                      September 30,       September 30,
                                  ___________________ _______________________
                                    2004       2003     2004        2003
                                  _________ _________ ___________ ___________
NET SALES                         $ 180,686 $ 106,509 $   388,770 $   335,261

COST OF GOOD SOLD                   114,477   142,912     307,827     333,239
                                  _________ _________ ___________ ___________
  Gross Profit (Loss)                66,209   (36,403)     80,943       2,022
                                  _________ _________ ___________ ___________

EXPENSES:
  General and administrative        594,668   148,702   1,736,122     533,440
  Selling expenses                   74,967    46,099     211,801      63,485
  Investor relations consulting     740,400   245,000   1,565,400     575,000
  Compensation for re-pricing
  warrants                                -         -     160,420     210,000
  Research and development           17,265         -      50,265           -
                                  _________ _________ ___________ ___________
        Total Expenses            1,427,300   439,801   3,724,008   1,381,925
                                  _________ _________ ___________ ___________
LOSS FROM OPERATIONS             (1,361,091) (476,204) (3,643,065) (1,379,903)
                                  _________ _________ ___________ ___________

OTHER EXPENSE
  Interest Expense                    3,154     5,055      48,398      21,686
  Loss on abandoned leaseholds            -         -      30,869           -
                                  _________ _________ ___________ ___________
        Total Other Expense           3,154     5,055      79,267      21,686
                                  _________ _________ ___________ ___________

LOSS BEFORE INCOME TAXES         (1,364,245) (481,259) (3,722,332) (1,401,589)

CURRENT TAX EXPENSE                       -         -           -           -

DEFERRED TAX EXPENSE                      -         -           -           -
                                  _________ _________ ___________ ___________

NET LOSS                        $(1,364,245)$(481,259)$(3,722,332)$(1,401,589)
                                  _________ _________ ___________ ___________

BASIC AND DILUTED LOSS
  PER COMMON SHARE              $      (.05)$    (.02)$      (.15)$      (.07)
                                  _________ _________ ___________ ___________


BASIC AND DILUTED WEIGHTED
AVERAGE SHARES                   25,542,386 21,091,195 24,439,267  20,227,993
                                 __________ __________ __________  __________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          For the Nine
                                                          Months Ended
                                                          September 30,
                                                     ______________________
                                                        2004         2003
                                                     __________ ___________
Cash Flows from Operating Activities:
  Net loss                                          $(3,722,332)$(1,401,589)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization expense               110,848     111,279
    Compensation for extension and repricing of
     warrants                                           160,420     210,000
    Compensation for stock issued for investor
     relations services                               1,545,400     575,000
    Compensation for stock issued for legal and
     consulting services                                858,279      98,414
    Non-cash expense                                          -       6,000
    Loss on abandoned leasehold improvements             30,869           -
    Changes in assets and liabilities:
      Restricted cash                                   (51,163)          -
      Accounts receivable                               (31,029)      8,194
      Inventory                                         (23,202)      6,061
      Prepaid expense                                    (3,906)     (4,791)
      Other assets                                       (3,672)     (2,226)
      Accounts payable and accrued expense               46,480      69,206
                                                     __________  __________
        Net Cash (Used) by Operating Activities      (1,083,008)   (324,452)
                                                     __________  __________
Cash Flows from Investing Activities:
  Purchase of property & equipment                      (32,683)    (19,881)
  Proceeds from issuance of note receivable             (20,000)          -
                                                     __________  __________
        Net Cash (Used) by Investing Activities         (52,683)    (19,881)
                                                     __________  __________
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock              1,935,959     449,831
  Payment of stock offering cost                       (127,283)          -
  Proceeds from long-term obligation                          -      32,057
  Payments on note payable - related party                    -     (50,000)
                                                      _________  __________
        Net Cash Provided by Financing Activities     1,808,676     431,888
                                                      _________  __________
Net Increase in Cash                                    672,985      87,555

Cash at Beginning of Period                              53,544      50,956
                                                     __________  __________
Cash at End of Period                                $  726,529  $  138,511
                                                     __________  __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                         $        -  $    2,387
    Income taxes                                     $        -  $        -



                             (Continued)

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Continued)

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the nine months ended September 30, 2004:
     The Company recorded $160,420 in compensation for the re-pricing of 408,076 warrants from $1.50 to $1.00 per share and extending the expiration date from January 1, 2004 to February 29, 2004.

     The Company issued 250,000 common shares for investor relations services valued at $1,157,400.

     The Parent recorded a $388,000 capital contribution as consulting expense for the issuance of 200,000 common shares of Wizzard Software Corp (Subsidiary).

     On April 23, 2004, the Company acquired MediVoxRx Technologies, Inc. through a triangular purchase wherein the Company's newly formed wholly owned subsidiary acquired the operations MediVoxRx Technologies through the Company issuing 150,035 common shares to acquire all of the issued and outstanding shares of MediVoxRx Technolgies, Inc. As a result of the purchase, the Company recorded goodwill of $435,594 as the purchase price of $537,125 exceed the $101,531 net book value of the assets. On July 9, 2004, the Company issued 51,835 restricted common shares to the former stockholders upon Wizzard Merger Corp. receiving Federal Supply Schedule approval on the talking pill bottle and recorded additional goodwill of $88,119.

     The Company issued 19,286 common shares in payment of $67,500 in penalties related to the delay in the registering shares underlying the 8% convertible note payable.

     The Company issued 212,689 common shares upon conversion of $97,500 of the 8% convertible note payable and payment of related accrued interest payable of $47,837.

     The Company issued 18,117 common shares in payment of $63,408 in accrued interest.

     The Company issued 271,167 common shares for consulting services valued at $779,841.

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

     The Company issued 13,000 shares of common stock for consulting services valued at $75,100,

     The Company issued 1,000,000 common shares for investor relation services valued at $575,000.

     The Company issued 38,126 shares of common stock upon the exercise of options for legal services valued at $23,314.

     A shareholder of the Company paid for $6,000 in advertising services on behalf of the Company.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization   Wizzard Software Corporation ["Parent"] a Colorado
     corporation, was organized on July 1, 1998. Wizzard Software Corp. ["Subsidiary"], was incorporated on February 29, 1996, under the laws of the State of Delaware. On February 7, 2001, the Parent completed the Plan of Reorganization and Stock Exchange agreement, wherein, Parent
     acquired 96% of the common stock of Subsidiary.   The merger was
     accounted for as a recapitalization of Subsidiary, wherein Subsidiary became a 96% owned subsidiary of the Parent. On May 22, 2001, the Parent purchased all of the issued and outstanding shares of Speech Systems, Inc. in a transaction accounted for as a purchase. On April 9, 2004, the Parent organized Wizzard Merger Corp. a New York corporation to acquired and dissolve into the operations of MediVoxRx Technologies, Inc. a New York Corporation in a transaction accounted for as a purchase. Wizzard Software Corporation and Subsidiaries ["Company"] engages primarily in the development, sale, and service of custom and packaged computer software products, the Company further develops and markets a talking prescription pill bottle. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Consolidation   The financial statements presented reflect the accounts
     of Wizzard Software Corporation, Wizzard Software Corp., Speech Systems, Inc., and MediVoxRx Technologies, Inc. as of September 30, 2004. At September 30, 2004 the Company held a 95% ownership interest in Wizzard Software Corp. The Company has recorded no liability for the 5% non-controlling interest as Wizzard Software Corp. had a stockholders deficit at the time of merger. Further the net loss for Wizzard Software Corp. for the periods ended September 30, 2004 and 2003 applicable to the 5% non-controlling interest were not allocated to the non controlling interest as there is no obligation of the non-controlling interest to share in such losses. All significant inter-company transactions have been eliminated in consolidation.

     Unaudited Condensed Financial Statements   The accompanying financial
     statements have been prepared by the Company in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying interim consolidated financial information reflects all significant adjustments (consisting of normal recurring adjustments) , which, in the opinion of management, are necessary for a fair presentation of the financial position at September 30, 2004 and the results of operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

     Cash and Cash Equivalents   For purposes of the financial statements,
     the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash balance at one financial institution located in Pittsburgh, Pennsylvania. At September 30, 2004, the Company had cash balances of $626,529 in excess of federally insured limits.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2004, the Company has established an allowance for doubtful accounts at zero which reflects the Company's best estimate of probable uncollectible amount of accounts receivable. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the periods presented are insignificant for disclosure.

     Inventory   Inventory is carried at the lower of cost or market as
     determined on the first-in first-out method.

     Depreciation   Depreciation of property and equipment is provided on the
     straight-line method over the estimated useful lives of the assets for period of five years to ten years.

     Goodwill and Definite-life intangible assets   Goodwill represents the
     excess of costs over the fair value of the identifiable net assets of businesses acquired. Definite-life intangible assets consist of website development cost, patents, trademarks, purchased rights to a Merchant Operating Understanding (for the distribution of the Company's products) and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc., and a patents pending and trademarks acquired in the purchase of MediVoxRx
     Technologies, Inc.   The Company accounts for Goodwill and definite-life
     intangible assets in accordance with provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment. SFAS
     No. 142 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Definite-life intangible assets are being amortized over two to five years on a straight-line basis.

     Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at September 30, 2004.

     Loss Per Share   The Company computes loss per share in accordance with
     Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (See Note 9).

     Income Taxes   The Company accounts for income taxes in accordance with
     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes (See Note 8).

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition   The Company's revenue recognition policies are in
     compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company sells packaged and custom software products and related voice recognition product development consulting. Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products is recorded when the payment has been received and the software has been shipped.
     Revenue is recognized, net of discount and allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at September 30, 2004, were not significant. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant and deferred over the period in which services are available. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs is recognized when the services are provided. Such items are included in net revenues and amounted to $29,870 and $36,980 at September 30, 2004 and 2003, respectively.

     Accounting Estimates   The preparation of financial statements in
     conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates included the allowance for doubtful accounts, useful lives of property plant and equipment and definite life intangible assets and the assumptions used for testing
     goodwill impairment.   Actual results could differ from those estimated
     by management.

     Fair value of financial instruments - The fair value of the Company's accounts receivable, inventory, payable and accrued liabilities, and note payable approximate their carrying values based on their effective interest rates compared to current market prices.

     Recently Accounting Pronouncements - In July 2004, the FASB ratified EITF consensus on Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock", which provides guidance regarding application of the equity method of accounting to investments other than common stock. and will have no current applicability to the Company.

      Reclassification   The financials statements for the periods ended prior
      to September 30, 2004 have been reclassified to conform to the headings and classifications used in the September 30, 2004 financial statements.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2   ACQUISITION

     On April 23, 2004, the Company acquired MediVoxRx Technologies, Inc. (engaged in the development and marketing of a talking prescription pill bottle) through a triangular purchase wherein the Company's newly formed wholly owned subsidiary Wizzard Merger Corp. to acquire the operations MediVoxRx Technologies through the Parent issuing 150,035 common shares and certain contingent consideration (See Below) to acquire 100% of the issued and outstanding shares of MediVoxRx Technologies, Inc. The consolidated financial statements include the operations of Wizzard Merger Corp from April 23, 2004 through September 30, 2004.

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
                                                            ____________

     During July 2004, the Parent recorded an additional $88,119 in goodwill upon the issuance of an additional 51,835 restricted common shares to the former stockholders upon Wizzard Merger Corp. receiving Federal Supply Schedule approval.

     Contingent Consideration - The Parent will issue 100,000 restricted common shares to the former stockholders of MediVoxRX upon the successful development, testing and installation of the planned automated system whereby the audio to be loaded on the talking pill bottle is generated and automatically loaded using TTS plus technology, Wizzard Merger Corp. must achieve repeat sales from at leaseteight Veterans Administration
     (VA) sites and total VA sales in excess of 5,000 units with a specified gross margin within a six month period of the closing date of the acquisition.

     The Parent will issue 100,000 restricted common shares to the former stockholders if the Wizzard Merger Corp. achieves repeat sales of at least 250 units per month from at least 15 VA sites for three consecutive months with a specified gross margin.

     The Parent will also issue 50,000 restricted common shares to the former stockholders of MediVoxRX if the Wizzard Merger Corp. pill bottle simultaneously loads the prescription while the label is being printed and is upon approval and acceptance by any Veterans Administration Hospital.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2   ACQUISITION (Continued)

     The Parent will also issue 50,000 restricted common shares to the former stockholders of MediVoxRX if the Wizzard Merger Corp. meets certain revenue and profit projections for the first year of operations forward from the April 23, 2004, acquisition date.

     The Parent will further issue 625,000 restricted common shares to the former stockholders of MediVoxRX if the Wizzard Merger Corp. meets revenue and profit projections for the second year of operations forward from the April 23, 2004 acquisition date.

NOTE 3   GOODWILL / DEFINATE-LIFE INTANGIBLES ASSETS

     Definite-life intangible assets   Definite-life intangible assets
     consists of the following at September 30, 2004:
                                                     Life      September 30,
                                                     Years         2004
                                                     _____   ____________
       Active X Voice Tools Software                   5     $    500,000
       Trademarks, patents, website               2 to 5           23,503
       Memorandum of Understanding                     5           66,227
                                                             ____________
                                                                  589,730
       Accumulated amortization                                  (390,642)
                                                             ____________
       Definite-life intangibles, net                        $    199,088
                                                             ____________

    Amortization expense of $87,792 and $86,853 was recorded for the nine months ended September 30, 2004 and 2003, respectively and has been included in cost of goods sold.

    The remaining estimated aggregate amortization expense at September 30, 2004 for next five years is as follows:

        2004                                                $       30,074
        2005                                                       117,681
        2006                                                        48,592
        2007                                                         2,449
        2008                                                           292
        Thereafter                                                       -
                                                              ____________
                                                              $    199,088
                                                              ____________

     Goodwill - On April 23, 2004, the Company recorded goodwill of $435,594 in connection with the acquisition of MediVoxRx Technologies, Inc. as the purchase price of $537,125 exceeds the $101,531 net book value of the assets acquired. During July 2004, the Parent recorded an additional $88,119 in goodwill with the issuance of 51,835 restricted common shares to the former stockholders upon Wizzard Merger Corp.
receiving Federal Supply Schedule approval.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4   INVENTORY

     The following is a summary of inventory:
                                                          September 30, 2004
                                                             ____________

       Raw materials                                         $     80,872
       Finished goods                                              25,429
                                                             ____________
                                                                  106,301
       Reserve for obsolete inventory                              (7,901)
                                                             ____________
       Inventory, net                                        $     98,400
                                                             ____________

NOTE 5   PROPERTY & EQUIPMENT

  The following is a summary of property and equipment:

                                                          September 30, 2004
                                                             ____________

       Furniture, fixtures and equipment                     $    256,019
       Production molds                                            47,710
       Software                                                    44,771
                                                             ____________
                                                                  348,500
       Accumulated Deprecation                                   (233,265)
                                                             ____________
       Property & Equipment, net                             $    115,235
                                                             ____________

  Depreciation expense for the nine months ended September 30, 2004 and 2003 totaled $20,139 and $24,426, respectively.

  The Company terminated its lease agreement in 2004 and recorded a loss of $30,869 in abandoned leasehold improvements.

           WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   NOTES PAYABLE   RELATED PARTY

  Convertible Note Payable - On September 14, 2001, the Company issued a Series 2001-A 8% convertible note payable of the Company in the amount of $250,000, with a maturity date of August 1, 2011. The Note is convertible into the Company's common stock at the lesser of $.50 per share or 75% of the closing bid price. During the year ended December 31, 2001, $15,000 of the note with related accrued interest of $208 was converted into 30,416 shares of common stock. During the six months ended September 30, 2004 $97,500 of the note with related accrued interest of $47,837 was converted into 212,689 common shares. As the conversion price was below the fair value of the common stock on the date issued the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $250,000 discount on the note. The discount was recorded as interest expense on September 14, 2001 as the note was immediately convertible. The note called for the Company to register the underlying shares into which the note can be converted by March 15, 2002, which did not occur. On May 3, 2004 the Company issued 19,286 restricted common shares for the payment of the $67,500 penalty for the delay in the registration equal to $7,500 for the first month then $10,000 for every month thereafter through October 2002. As of September 30, 2004, the balance of the note is $175,000 with related accrued interest payable of $3,862.

  Notes Payable Related Party   A shareholder loaned the Company $46,076.
  The demand note is unsecured and accrues interest at 5% per annum. As of September 30, 2004, a balance of $25,076 remained outstanding on the note with related accrued interest of $4,208.

  The Company had a demand note payable to a shareholder which was paid in full in May 2004. The note accrued interest at a rate of prime plus 1% or approximately 5.75%. The Company issued 27,999 of its restricted common shares in payment of the note balance of $10,016 and accrued interest of $614 and $78,408 in consulting fees.

NOTE 7   CAPITAL STOCK

  Common Stock - During January to March, 2004, the Company issued 588,076 common shares upon the exercise of warrants outstanding to purchase common stock of the Company at $0.25 to $1.25 per share. The Company further issued 90,210 common shares upon exercise of 90,210 options issued for $162,846 in employee compensation during 2004.

  During the three months ended March 31, 2004, the Company entered into an agreement and issued 1,648,352 common shares and 824,174 warrants to purchase common shares at $1.55 per share, expiring January 23, 2007. The Company has registered the common shares issued and all of the shares of common stock underlying the Warrants (the "Warrant Shares"). If the Company is delinquent in meeting these deadlines for the registrations statement, they have agreed to pay a 1% penalty for each 30 day period or part thereof.

  During the nine months ended September 30, 2004, the Company issued 370,000 common shares for $1,157,500 in investor relations consulting services.

  On July 7, 2004, the Company issued 27,000 common shares in payment of $74,790 in consulting services.

            WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARY
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   CAPITAL STOCK (Continued)

  On September 27, 2004, the Company issued 60,000 common shares upon the exercise of options in payment of $119,400 in consulting services.

  On April 23, 2004, the Company acquired MediVoxRx Technologies, Inc. through a triangular purchase wherein the Company's newly formed wholly owned subsidiary acquired the operations MediVoxRx Technologies through the Company issuing 150,035 common shares to acquire all of the issued and outstanding shares of MediVoxRx Technologies, Inc. During July 2004, the Parent issued an additional 51,835 restricted common shares to the former stockholders upon Wizzard Merger Corp. receiving Federal Supply Schedule approval. Additionally, the Company has agreed to issue as many as additional 1,500,000 common shares to the former shareholders of MediVoxRx Technologies, Inc. if certain development, acceptance and profitability milestones are met (See Note 2).

  On May 3, 2004, the Company issued 19,286 common shares in payment of $67,500 in penalties related to the delay in the registering shares underlying the 8% convertible note payable (See Note 5).

  During the nine months ended September 30, 2004, the Company issued 212,689 common shares upon conversion of $97,500 of the 8% convertible note payable and payment of related accrued interest payable of $47,837 (See Note 5).

  On May 3, 2004, the Company issued 18,117 common shares in payment of $63,408 in accrued interest.

  The Company further issued 184,167 common shares for consulting services valued at $585,651.

  On May 3, 2004, the Company issued 27,999 common shares in payment of a $10,016 note payable and $614 in related accrued interest and $78,408 in consulting services.

  During the nine months ended September 30, 2003 the Company issued 901,778 shares of common stock in payment of $374,183 related party notes payable and $13,902 in related accrued interest. The Company also issued 6,098 shares of common stock to purchase certain intangible assets valued at $6,092. The Company received $300,000 and issued 600,000 shares of common stock upon exercise of warrants at $.50 per share. The Company issued 613,000 shares of common stock for consulting services valued at $405,100 or $.65 to $.70 per share. The Company also issued 116,674 common shares upon exercise of options for $21,513 in legal services and $60,286 in salaries.

  In connection with the private placement of 671,500 shares of common stock issued during 2001, the Company recorded a 1% penalty per month, beginning November 2001 through September 2002, for the delay in the effectiveness
  of registering said shares.   At September 30, 2004, the penalty of $73,865
  in was remained in accounts payable.

  Common Stock of Wizzard Software Corp. (Subsidiary)   On September 23, 2004,
  the board of directors of Wizzard Software Corp (Subsidiary) approved the issuance of 200,000 common shares to an investor relations firm of the Parent. The issuance decreased the Parent's ownership percentage in Wizzard Software Corp. (Subsidiary) from 96% to 95%. The Parent recorded contribution as consulting expense for the $388,000 or $1.94 per share in consulting services.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   CAPITAL STOCK (Continued)

  2004 Stock Option Plan - On August 16, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the
  Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax
  advantages to the employee recipients).   The total number of shares of
  common stock available to be issued under the Plan may not exceed 200,000. During September 2004, the Company granted 60,000 options to purchase common stock at $1.99 per share which immediately vested and were exercised.

  2002 Stock Option Plan - During 2002, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the
  employee recipients).   The total number of shares of common stock
  available under the Plan may not exceed 1,000,000. At September 30, 2004, total options available to be granted under the Plan totaled to 14,259. During the nine months ended September 30, 2004 the Company issued 90,210 options to purchase common stock at exercise prices ranging from $1.38 to $2.09 per share that were immediately exercised for $162,846 in salaries. During the nine months ended September 30, 2003 the Company issued 116,674 options to purchase common stock at exercise prices ranging from $0.56 to $0.86 per share that were immediately exercised for $21,513 in legal services and $60,286 in employee compensation.

  Warrants   As of March 31, 2004, the Company had a total of 844,174 warrants outstanding to each purchase one share of common stock at exercise prices ranging from $0.25 to $1.55 per share. The warrants expire at various times through January 23, 2007.

  On January, 23, 2004, and May 17, 2004, the Company issued a total of 824,174 warrants to purchase common stock exercise prices of at $1.55 per share which expire on January 23, 2007. The warrants were granted in connection with a private placement.

  On January 1, 2004, the Company recorded a $160,420 expense for the re-pricing of 408,076 warrants to purchase common stock from an exercise price of $1.50 per share reduced to $1.00 per share and extending the expiration date of the warrants from January 1, 2004 to February 29, 2004.

  On March 28, 2003, the Company recorded a $210,000 expense for the re-pricing of 600,000 warrants to purchase common stock from an exercise price of $2.00 per share reduced to $0.50 per share.

           WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2004 operating loss carryforwards of approximately $11,750,000 which may be applied against future taxable income and which expires in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $4,000,000 as of September 30, 2004, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2004 approximated $2,059,000.

NOTE 9   LOSS PER COMMON SHARE

  The following data represents the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:
                        For the Three Months Ended For the Nine Months Ended
                                September 30,             September 30,
                          ______________________     ______________________
                           2004           2003            2004      2003
                          ______________________     ______________________
  Loss from continuing
  operations available to
  common shareholders
  (numerator)            $(1,364,245) $ (481,259)   $(3,722,332)$(1,401,589)
                         ___________  __________    ___________ ___________
  Weighted average number
  of common shares
  outstanding during the
  period used in loss per
  share (denominator)     25,542,386  21,091,195     24,439,267  20,227,993
                         ___________  __________     __________  __________


  At September 30, 2004 and 2003, the Company had 844,174 and 1,188,076 warrants outstanding to purchase common stock of the Company at $.25 to $2.00 per share (See Note 8), a convertible note payable wherein the holder could convert the note into a minimum of 350,000 and 470,000 shares of common stock (See Note 2), and the Company has agreed to issue as many as additional 1,500,000 common shares to the former shareholders of MediVoxRx Technologies, Inc. if certain development, acceptance and profitability milestones are met (See Note 2); these common stock equivalents were not included in the loss per share computation because their effect would be anti-dilutive.

           WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   GOING CONCERN

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses from inception has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings and by substantially increasing sales. There is no assurance that the Company will be successful in achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11   SUBSEQUENT EVENTS

  Subsequent to September 30, 2004, the Company issued 207,000 common shares valued at $367,629 for in consulting services.

  During October 2004, the Company issued 75,000 common shares upon the conversion of $37,500 of the 8% convertible note payable.

  During October 2004, the Company issued 77,666 options to employees to purchase common stock at $1.77 per share which were immediately exercised, with $137,489 in compensation expense being recorded.

  On October 20, 2004, the Company entered into an agreement with an investor relations firm wherein the Company has agreed to issue 50,000 restricted common shares to the firm 30 days from the execution and delivery of the agreement.

  On September, 23, 2004, the Board of Directors of PARENT has unanimously consented to a merger by which its 95%-owned SUBSIDIARY will be merged with and into the PARENT. The change of domicile merger is subject to shareholder approval of PARENT and SUBSIDIARY (Expected to be approved during the forth quarter of 2004). Upon the completion of the merger, the separate existence of SUBSIDARY will cease. The officers and directors of PARENT will continue to be the officers and directors of PARENT after the change of domicile merger; the Articles of Incorporation and Bylaws of PARENT will continue to be the Articles of Incorporation and Bylaws of PARENT; and the same business operations formerly carried on by PARENT primarily through SUBSIDIARY will now be carried on solely by PARENT as the survivor of the merger. However, as a result of the merger, there will be an additional 787,176 shares of PARENT outstanding by virtue of the PARENT acquiring the 5% of the outstanding shares of SUBSIDARY that are not presently owned by PARENT. As of the merger, the Parent will record goodwill of approximately $1,140,000 which is expected to be immediately impaired.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

OVERVIEW

     Founded in 1995, the business of Wizzard Software Corporation includes computer software products that focus on speech recognition and text-to-speech technology (speech technology) to make computers, telephones and other devices listen to spoken commands and respond to users through human sounding synthetic speech. Wizzard provides software programming tools and a wide variety of services that allow companies to incorporate speech technology into their products and services. Wizzard offers, exclusively in some cases, speech technology software programming tools and speech engines from AT&T and IBM for which Wizzard receives a royalty for each licensed copy of these engines distributed with our customer's products and services. Additionally, Wizzard recently finalized its acquisition of MedivoxRx Technologies, Inc. and has recently begun marketing efforts for the two first products to come from the acquisition including the Talking Pill Bottle (Home) Start Kit and the Pharmacy Kit.

Our products include:

     Speech Tools - Wizzard's proprietary VoiceTools are programming tools for software developers to incorporate into their products and services the speech technology of their choice in a fast, efficient and inexpensive fashion. Voice Tools have been distributed over 100,000 times since their creation in 2000. IBM promotes our Voice Tools exclusively on their website through a linking agreement with Wizzard. Wizzard also offers programming tools from AT&T and IBM, exclusively in some cases, that are used to assist developers in incorporating IBM and AT&T speech engines into their products and services.

     Speech Engines - Wizzard offers Text-To-Speech Engines from IBM and AT&T to software developers and businesses around the world and also offers speech recognition engines from IBM. Wizzard receives royalties for each copy/license distributed by its customers and in turn, pays a percentage of that royalty to IBM or AT&T.

     Speech Services - Wizzard provides support, customized programming and other speech related services to businesses and software programmers worldwide. These services compliment Wizzard's Voice Tools and other programming oriented product lines and assist in getting the speech engines Wizzard distributes for IBM and AT&T incorporated into customers' products resulting in royalty payments for each copy/license distributed by Wizzard's customers.

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

     2) Provides a Better Quality of Life - For the elderly and individuals with visual and other disabilities, "talking products" can allow them to live more independent lives.
       a) Compliance with Rules and Regulations - As a result of speech having the benefit of providing access to otherwise inaccessible technology, our customers are using speech to better comply with new and recently enforced governmental regulations and other rules which require businesses to provide complete access to their technology, products and workplace environment for all workers and customers.

     3) Product Differentiator - Businesses can use speech to stand out from the competition and differentiate their product or service.


Technology and Solutions Group

     Wizzard Software's Technology and Solutions Group offers customers speech programming tools, related speech products and services and distributable speech engines in over 13 languages worldwide. Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T as well as through internal internet marketing efforts through Overture and major internet search engines. When customers first come to Wizzard, in most cases, they have very limited experience with speech technology so Wizzard initially spends time educating the potential customer and helping to identify their requirements. This gives Wizzard the opportunity to show our expertise of the technology and describe our wide variety of speech products and services. If the customer decides to move forward with the adoption of a speech technology, they have three choices as to how to go about adding speech to their internal software applications for their workforce or to their commercial products and services.

     These three choices are:

     1. Purchase/license the necessary programming tools and speech engines and go about making the addition of speech on their own, with little help from Wizzard. Our programming tools allow software developers to quickly and efficiently add speech and in many cases are required by customers to complete their project. The initial sale for this customer choice tends to be between $350 and $5,000. Upon completion of its development efforts, the customer must then license specific speech engines from Wizzard for distribution in each and every copy they produce whether for internal use or for commercial distribution. The prices of these engines range from $1.00 to $25.00 (based on volume commitments) per copy and must be paid in advance of deployment.

     2. The second option our customers have is to use Wizzard's services if they require additional technical or developer support while they go through the process of adding speech to their internal software applications,
commercial products or services.   This type of support can vary from several
hours on the phone with our expert speech engineers to more relevant work where our engineers review or even create sample programming code for the customer. Wizzard offers these customers several support packages that range in price from $500 to $20,000. Additionally, Wizzard offers several previously created add-on software modules that save the customers significant time and money by allowing them to "drop-in" a section of code rather than create it themselves from scratch. These add-on modules include vocabularies for specific vertical markets (medical, legal, etc) and networking capabilities that allow for speech to be used across a network environment. Prices for these add-on modules range from $200 to $15,000.

     3. The third choice a customer has after deciding to move forward with the adoption of speech is to let Wizzard create, plan and implement the entire project for the customer using Wizzard's highly experienced software consultants and engineers. These projects historically have three phases:
Conceptual, First Working Version and Final Delivery. After each phase the customer provides Wizzard with feedback and the necessary changes or additions are made and the project is moved to the next phase. Due to the customized nature of this third customer option, prices for these projects can significantly vary from $10,000 to $250,000, or more. Wizzard gets paid based on a time and materials basis in most instances and tends to charge an upfront "down payment" of approximately 25% with follow-up payments based upon meeting certain milestones set by the customer and Wizzard at the beginning of the project.

     Wizzard's management believes two significant changes are occurring in the market for speech technologies and related products.

     1) After several long, hard years of extremely limited spending on technology by businesses, it seems that companies in the U.S. are beginning again to spend money on technology. Usually, businesses tend to purchase new computers and software for operating system upgrades when there is an initial increase in technology spending. However, in management's opinion, spending on productivity, improved quality of life and product differentiating technologies, like speech, is usually not far behind.

     2) Management feels that the speech industry is moving in two parallel directions simultaneously. The first is that the industry is moving from a technology based industry to a vertical market product based industry. To expand further, it has been very common in the speech industry for speech companies to have strong technology but not have customers demanding the technology or not have found specific vertical niche markets where the technology can be applied successfully. Now, it seems that speech companies are finally finding markets where speech can be applied effectively and more importantly, where customers are willing to pay for speech to be applied effectively. The second parallel direction is the consolidation happening within the speech industry at this time. There have been several significant mergers and acquisitions as speech companies move from being speech technology companies to vertically targeted product companies. This can benefit Wizzard's Technology and Solutions Group by increasing sales of its speech programming tools and speech engines. The more speech products sold, the more revenue Wizzard can generate from royalty/licensing fees for the speech engines we offer.

     Wizzard's management feels it has effectively positioned the Company to be the "go between" for customers seeking to incorporate speech technology from IBM, Microsoft and AT&T (three of approximately four significant speech manufacturers). These technology manufacturers offer the core speech engines that drive speech based products and services. However, in order for a customer to include speech technology in its product or service it requires specific programming tools offered, in some cases, exclusively through Wizzard. In addition to the programming tools, Wizzard provides technical and development support for customers wanting to include speech technology from IBM and AT&T for the Windows desktop platform.

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

     2. Because Wizzard does come into contact with so many potential speech customers each year, management feels the Company is in a unique position to identify what the growing trends in the speech industry are, and determine what the customers require to meet their needs. Management is unaware of any other company that is able to obtain so much potentially valuable marketing information as Wizzard due to its relationships with IBM, Microsoft and AT&T and the fact that they send some, or in the case of IBM and AT&T, all of their potential desktop speech programming customers to Wizzard. Based on this gathered information, Wizzard is able to identify growing trends as it has done so in the form of markets for:

     Productivity - call center automation, medical transcription automation, audio broadcasting automation, etc.

     Accessibility - talking computer screen readers, talking prescription pill bottles, talking electronic books, talking automated teller machines
(ATMs), etc.

     Compliance - talking ATMs (Regulation 508), talking prescription pill bottles (Medicare requirements), etc.

     Product Differentiation - flight simulators, computer games, etc.

     3. Once a trend has been identified Wizzard can, and is in the process of doing so, capitalize on the trend in several ways.

          a) Satisfy Customer Demand - Wizzard can expand its base technology product line to meet growing customer demand based on a specific vertical market. By strategically adding new technologies, representing more companies such as IBM and AT&T, Wizzard is not only positioned to grow revenues within its current customer base but can also increase the number of potential customers coming to Wizzard through marketing arrangements with the manufacturer of the new products. Management has identified and is in the process of negotiating with several of these manufacturers and feels that if it is able to effectively add five new speech product manufacturers, based solely on customer demand, it can increase the number of potential customers coming to Wizzard for their speech technology needs substantially. This number could grow significantly as more businesses around the world adopt speech. This model is a "double win" for Wizzard in the sense that it can increase revenue by expanding its products to meet current customer demand while at the same time increasing the number of potential customers coming to Wizzard for their speech needs. At this time, management is not aware of any other company offering this type of service to the speech technology manufacturers. Wizzard has executed on this plan accordingly with the recent expansion of contracts with IBM (TTS for Linux) and AT&T (Natural Voices TTS Server).

          b) Speech Engines For the "Killer App" - As mentioned above, once customers have incorporated speech into their workforce, product or service they are required to purchase a speech engine for every single copy of the product or service they distribute. Wizzard has hundreds of customers, from Fortune 500 corporations to 10 person small businesses, currently incorporating speech technology into their products which they plan to sell into specific vertical markets. These markets range from PC Games, medical devices, homeland security applications, software for the visually impaired and medical transcription. If any one of these Wizzard customers' products are successful, resulting in large unit sales of their products, Wizzard will directly benefit by an increase in revenues and gross profits for its speech engine sales as Wizzard's profit margin on speech engines ranges from 10% to 500% based on volume purchases, with an average margin of approximately 50%. Management believes at this time that several of its customers have the potential for very large unit sales of their newly created speech products as these companies complete, launch and market their products.

          c) First to Market - Wizzard can create specific vertical speech products based on what customers are requesting. A recent example of this action is the medical transcription market. Over the last 9 months Wizzard has noticed a growing trend of customers who own transcription services looking for an automated transcription solution for their business. Currently, medical professionals dictate their patient reports, which are then sent to transcription services where workers transcribe by hand the doctor's dictation. Because of the competitive nature of the transcription industry, margins are small and any savings at all can be a significant boost to a transcription company's bottom line. As a result, transcription companies are searching for a speech based solution that would allow them to save labor. Based on the identification of this trend, Wizzard recently licensed from IBM special speech technology and in the 3rd quarter successfully launched a new WizzScribe product for midsized transcription companies. This is one of several examples where having an early preview of market demand through our tools and engine sales, can be a tremendous business advantage over the alternative of trying to guess what business want in terms of speech technology applications.

          d) Acquire Successful Speech Companies - Due to the fact that Wizzard is in a unique position to determine where demand for speech engines and products lie, Wizzard can look to make friendly strategic acquisitions based on predetermined sales and business models. This strategy can help grow our Products and Channels Group through the addition of specialty and often undiscovered speech applications. Wizzard plans to make friendly acquisitions over the next twelve months based on what it is able to identify as customer demand for a specific speech related product or technology. As the speech industry moves from a technology based market to a specific vertically targeted product based market, consolidation amongst companies is a growing trend and management feels Wizzard is in the best position to identify and capitalize on the new speech product companies emerging in the market. In this regard, on February 6, 2004, we signed a non-binding letter of intent to acquire MedivoxRx Technologies and its Talking Prescription Bottle product line. The Talking Pill Bottle provides automated, self-contained verbal instructions to medical patients on the proper method of taking prescription medication. This transaction was consummated on April 23rd, 2004, and as a result, our Products and Channels Group was formed.

Products and Channels Group

Wizzard's Products and Channels Group is currently focused on our newly acquired Talking Pill Bottle product line. We expect to launch the product targeted at two separate markets upon receipt of final production from the manufacturer in November, 2004. The two products we plan to offer include:

     Automated Pharmacy Product

     This product ties into a pharmacy's internal label system and automatically converts the traditional written label into audio and loads it onto the Talking Pill Bottle. This allows patients to hear the label information, including dosage amounts and frequency, along with various drug warnings. This can help people with visual disabilities, the elderly and other patients by allowing them to hear important prescription drug information when reading and comprehending traditional label information is not possible. Messages can be recorded in many different languages, speeds and voices.

     Independent Living Home Kit Product

     This product is a stand alone system by which a person can verbally talk into the built-in microphone recording information for the patient. This product is currently being used by the US Army in Afghanistan for humanitarian purposes. Using the Independent Living Home Kit allows doctors to record special or personalized instructions for their patients, family members to provide messages for their loved ones and healthcare providers worldwide to record instructions in a patient's native language.

HIGHLIGHTS FROM FIRST NINE MONTHS OF 2004

     In the first nine months of 2004, Wizzard Software had several significant accomplishments and successfully moved forward on many aspects of its business plan.

     Some of these accomplishments, broken down by division, include:

General & Administrative

- Brought Web Server in-house and implemented more security, back-up and redundancy.
- Secured financing of over $1.5M through the sale of stock and the exercise of warrants in the Company.
- Implemented and streamlined new internal software systems for order processing, web hosting and marketing and sales efforts.
- In the first nine months and subsequently, the Company hired an additional 9 employees and contractors, mostly in the area of sales, bringing the Company's total staff count to 20.
- Completed the acquisition of MedivoxRx Technologies, Inc. and its Talking Pill Bottle product line.
- Secured, completed and moved into new office space a quarter mile from our old location. This new 3,100 square foot property allows us to provide safe and comfortable working conditions for new and current workers.

Technology and Solutions Group

- Used existing product line to grow customer base and close new business.
- Continued to grow number of customers incorporating speech from 194 for first 9 months of 2003 to 271 for first 9 months of 2004.
- Expanded suite of wavfile offerings & closed replicable business with "icons" in this new segment.
- Upgraded website and collateral to target developers/enterprise and simplify downloadable information.
- Used Speechtek as a "live" platform to target large prospects and increase outbound sales effort.
- Added high-dollar AT&T telephony server edition to TTS offerings and closed new business in this segment.
- Added high dollar server-based "batch processing" asr (wizzscribe) and closed new business in this segment.
- Added big business perspective to the Company's management by staffing former IBM managers.
- Tuned technology offerings and sales process to be more responsive to target customers (developers, enterprise).
- Increased amount of outbound sales activity with high volume prospects.
- Went from reactive to proactive sales approach.
- Redefined TTS offerings to focus on high profile usages in education and government.
- Included in the above mentioned increase in workers, the Technology and Solutions Group increased direct sales staff 33% based on expected increased demand.
- Identified streamlined focus on several key markets in ATMs, simulators, accessibility, audio broadcasting and medical dictation.
- Added IBM TTS for Linux in 13 languages to our accessibility targeted technology portfolio.
- Completed preparation of new and targeted sales collateral for all offerings and services for the division.
- Added AT&T Natural Voices Server text-to-speech.
- Added WizzScribe product line.

Solutions and Channels Group

- Sold and delivered Product to the U.S. Army in Afghanistan as a step to being a large and a long term supplier to the U.S. Armed Forces and the Coalition Forces.
- Filled small orders to several distributor/advocates.
- Applied for Canadian Patent.
- Identified and contacted over 50 potentially large customers.
- Contacted over 450 members of American Society of Consultant Pharmacists.
- Attended SpeechTek in New York as a step toward Talking Pill Bottle branding objective.
- Attended a Blinded Veterans Association Exposition in Reno, NV.
- Attended a VA sponsored Exposition in Stevens Point, WI.
- Generated over 20 articles in various media publications.
- Completed integration of MedivoxRx Technologies, Inc. following acquisition.
- Named Eugene Franz to run the newly formed Solutions and Channels Group.
- Applied for and received approval on an FSS government purchasing contract for the Talking Pill Bottle for the Veterans Administration.
- Subsequently completed the first automated version of Talking Pill Bottle for pharmacy customers using Text-To-Speech technology.
- Completed several mass mailings, on site visitations and a large telephone marketing campaign to targeted Veterans Administration pharmacy managers.
- Secured first retail customer approval for Talking Pill Bottle Home Kit.

New Products Group

- Completed beta testing, product production, support training and launch of Speak It!.
- Completed beta testing, product production, support training and launch of IBM Linux TTS.
- Subsequently completed beta testing, product production, support training and launch of WizzScribe Transcription Server.
- Subsequently completed beta testing, product production, support training and launch of AT&T TTS Server edition.

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

Technology and Solutions Group

     Over the next 12 months, we plan to continue to execute our current business plan, focusing our efforts on speech technology business solutions for programmers and enterprise businesses interested in incorporating and using speech technologies for their workforce and in their products and services. We plan to continue to expand our efforts in attracting customers to use our VoiceTools product line as well as our customized programming and consulting services through the leads we generate by distributing our Voice Tools, IBM's OEM ViaVoice desktop products and AT&T's OEM Natural Voices desktop products, on a worldwide basis. Currently, our Voice Tools have been distributed over 100,000 times through Internet linking agreements we have with Microsoft, IBM, AT&T, CNET and ZDnet, as well as through sponsored links on most popular search engines such as AOL, MSN, YAHOO, Google, Excite, Lycos, etc.

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

     In addition to potential acquisitions to complement our Talking Pill Bottle, Wizzard Management has identified several industries where this increased valuation model can be applied: Prescription Packaging Industry, Corporate Pharmacies, Transcription Industry and the Call Center Industry.

Results of Operations.
----------------------

     Three Months Ended September 30, 2004, and 2003
     -----------------------------------------------

     During the quarterly period ended September 30, 2004, Wizzard recorded revenues of $180,686, a 69.6% increase from $106,509 for the third quarter of 2003. This increase was due in large part to increased sales of AT&T products and related services to businesses in the process of adopting and distributing speech technology. Sales of $13,160 from our newly acquired MedivoxRx Technologies also contributed to the increase. We are encouraged by the growth in our traditional business as well as with the signing of several customers for our newly launched WizzScribe and AT&T TTS Server product offerings. Our MedivoxRx subsidiary shipped its first order of the newly designed Talking Pill Bottle product to the US Army in the 3rd quarter and plans to begin fulfilling new orders upon the receipt of final design and product runs of the new Talking Pill Bottle in mid November of 2004. While this time-frame is 30 days behind what management initially expected, we believe the extra 30 days ensured that we were able to accommodate as many of the customer requested modifications to the Talking Pill Bottle as possible as well as improvements to battery life, impact protection and design modifications so that the product will accept our computer generated audio. Management is very encouraged by potential customer acceptance of the Talking Pill Bottle and while actual results may differ, and the timing of certain customer orders is often beyond management's control, we feel confident that this newly acquired product will substantially grow our revenues in the near future as the cost of the materials to build the product decreases based on volume purchases.

     Costs of goods sold totaled $114,477 in the third quarter of 2004, versus $142,912 in the third quarter of 2003. The decrease is attributed primarily to our discontinuation of Envox product offerings which had minimal profit margins for the sales levels realized.

     During the quarter ended September 30 2004, Wizzard recorded total operating expenses of $1,427,300, a 225% increase from total expenses of $439,801 in the third quarter of 2003. These increases are in line with what management mentioned in earlier quarterly filings as we increase our sales efforts with new products and the acquisition of MedivoxRX. General and administrative expense increased to $594,668 from $148,702 in the 2003 period, primarily as a result of our acquisition of MedivoxRx, and its related ongoing expenses. We further experienced an increase of expenses with the addition of the Florida office, increased headcount for our Technology and Solutions Division as well as an increase in personnel for other G&A services. Our legal expenses increased as a result of the acquisition of MedivoxRx, as well as the filing of a registration statement for the anticipated merger of our Wizzard Delaware subsidiary with our Wizzard Colorado parent company. We also experienced significant non-cash consulting expenses in the quarter. Selling expenses totaled $74,967 in the third quarter of 2004, as compared to $46,099 during the three months ended September 30, 2003, due to increased marketing efforts for the MedivoxRx Talking Pill Bottle (customer samples) as well as the addition of sales personnel. Expenses, in large part non-cash, related to investor relations consulting also rose, to $740,400 in the three months ended September 30, 2004, from $245,000 in the third quarter of 2003. In addition, we recorded $17,265 in research and development expenses in the third quarter of 2004; we had no such expenses in the year-ago period.

     During the third quarter of 2004, Wizzard had a net loss of $1,364,245, a 183% increase from our net loss of $481,259 in the third quarter of 2003. A significant portion of the increase loss was due to increased non-cash expenses from the issuance of shares of the Company. Net loss per share during these periods was $0.05 and $0.02, respectively.

     Nine months ended June 30, 2004, and 2003
     ----------------------------------------

     During the nine month period ended September 30 2004, Wizzard recorded revenues of $388,770, a 16% increase from revenues of $335,261 for the same period in 2003. The increase in the nine months ended September 30, 2004, was due in part to increased sales from AT&T products and related services which provides software programming tools and related services to businesses in the process of adopting and distributing speech technology.

     In the nine months ended September 30, 2004, cost of goods sold totaled $307,827, as compared to $333,239 in the nine months ended September 30, 2003.

     Wizzard recorded total operating expenses of $3,724,008 during the nine months ended September 30, 2004, as compared to operating expenses of $1,381,925 in the same period of 2003. General and administrative expense increased by approximately 225%, due primarily to non-cash consulting expenses from the issuance of the Company's shares to pay for consulting services not including investor relations expenses. Selling expenses also rose substantially, to $211,801 in the nine months ended September 30, 2004, from $63,485 in the prior year period. This increase is attributed to the additional sales personnel that we have hired in the 2004 period. In the nine months ended September 30, 2004, we also incurred non-cash expenses of $1,565,400 due to the issuance of shares of common stock to Arthur Douglas & Associates for investor relations/consulting services. Issuance of the Company's common stock to pay such obligations has extended our liquidity for operational purposes. The Company further recorded non-cash consideration of $160,420 for the extension and re-pricing of certain warrants for which Wizzard received approximately $407,000 in proceeds.

     In July, 2004, we entered into a lease on a new office facility. During the nine months ended September 30, 2004, we realized a loss of $30,869 on certain leasehold improvements that we abandoned, including an industrial air conditioner.

     Wizzard's net loss was $3,722,332, or $0.15 per share, in the nine months ended September 30, 2004. This represents a 166% increase from our net loss of $1,401,589, or $0.07 per share, in the first nine months of 2003.

     Management believes that Wizzard's revenues will increase with anticipated additional sales from our recently completed acquisition of MedivoxRx Technologies, Inc., the launch of a new set of programming tools, sale of additional text-to-speech runtime licenses for the telephony market, and the planned launch of three additional "talking products" in late 2004. Prior to and in connection with these product releases, management believes that expenses will increase accordingly as we undertake the necessary marketing efforts.

Liquidity and Capital Resources.
--------------------------------

     Unrestricted cash on hand was $726,529 at September 30, 2004, an increase of $672,985 over the $53,544 on hand at December 31, 2003. For the nine months ended September 30, 2004, we received $1,935,959 in proceeds from issuances of common stock, and paid $127,283 in offering costs. Cash used in operations for the nine months ended September 30, 2004 was $1,083,008, an increase of approximately 234% over the $324,452 in cash used in operations for the nine months ended September 30, 2003. Cash used in investing activities for the nine months ended September 30, 2004, consisted of $32,683 for the purchase of needed office equipment updates, and $20,000 on a note receivable.

     The Company's operations are principally being sustained through financing activities until sufficient sales levels can be achieved to establish profitable operations. We believe that the cash on hand at September 30, 2004 combined with various financing activities should be sufficient to meet our operating expenses for the next 12 months.

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

                   PART II - OTHER INFORMATION
Item 1.   Legal Proceedings.
          ------------------

     The Company is involved in routine legal and administrative proceedings and claims of various types. The Company has no material pending legal or administrative proceedings, other than as discussed above or ordinary routine litigation incidental to the Company's business, to which the Company or any of its subsidiaries is a party or of which any property is the subject. While any proceeding or claim contains an element of uncertainty, management does not expect that any such proceeding or claim will have a material adverse effect on the Company's results of operations or financial position.

Item 2.   Unregistered Sales of Equity Securities or Use of Proceeds.
          -----------------------------------------------------------


                       Date              Number of           Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------            ---------         -------------

Six advisors         July 9, 2004        147,000           Services

Stockholders of      August 30, 2004      51,835           Pursuant to
MedivoxRx                                                  acquisition
Technologies, Inc.                                         of MedivoxRx


         Management believes each of the foregoing persons or entities was either an "accredited investor," or "sophisticated investor" as defined in Rule 506 of Regulation D of the Securities and Exchange Commission. We believe these shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof.

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

          31 - 302 Certification of Christopher J. Spencer

          32 - 906 Certification.

     (b)  Reports on Form 8-K.

          8-K-A1 Current Report dated April 28, 2004, and filed with the Securities and Exchange Commission on July 8, 2004, regarding the completion of the acquisition of MedivoxRx Technologies, Inc.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date: 11/12/04                          By /s/Christopher J. Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer

Date: 11-12-04                             /s/Armen Geronian
      --------                             -----------------
                                           Armen Geronian, Director
                                           Secretary

Date: 11/13/04                             /s/Gordon Berry
      --------                             ---------------
                                           Gordon Berry, Director

Date: 11-12-04                             /s/ Alan Costilo
      --------                             ----------------
                                           Alan Costilo
                                           Director