Form 10KSB
period 2004-12-31
WIZZARD SOFTWARE CORP /CO
filed 2005-03-31
CIK 1074909

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2004

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

                               5001 Baum Blvd.
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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2004 - $525,434.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 18, 2005 - $50,175,614.58.  There are approximately 20,776,652 shares of common voting stock of the Registrant held by non-affiliates. The aggregate market value was determined based on the average of the closing bid and asked prices of the issuer's common stock on March 18, 2005.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              March 18, 2005

                                26,796,231

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

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     For a description of the business development of Wizzard Software Corporation, a Colorado corporation ("Wizzard"), through the year ended December 31, 2003, see its Annual Reports on Form 10-KSB for the year ended December 31, 2003, which is incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

OVERVIEW

     Founded in 1995, the business of Wizzard Software Corporation includes software and hardware products and services that focus on speech recognition and text-to-speech technology (speech technology) to make computers, telephones and other devices understand spoken commands and dictation and respond to users through human sounding synthetic speech. Wizzard provides software programming tools and services which allow companies to incorporate speech technology into their products and services. Wizzard offers, exclusively in some cases, speech technology software programming tools and speech engines from AT&T and IBM for which Wizzard receives a royalty for each licensed copy of these engines distributed with our customer's products and services. Additionally, Wizzard recently finalized its acquisition of MedivoxRx Technologies, Inc. and has recently begun marketing efforts for the first talking prescription pill bottle products to come from the acquisition.

     Our products include:

     Speech Products - In April of 2004, Wizzard acquired the Pittsford, NY company, MedivoxRx Technologies, Inc. Founded in 2000, MedivoxRx is the originator of "Rex", the talking prescription pill bottle, which "talks" to the patient, allowing him or her to distinguish what type of medication is in the bottle and hear information on dosage and refill instructions. Initially, Rex was manually recorded by a pharmacist using a built in microphone. Now, with Wizzard's text-to-speech technology and programming expertise, Rex is automatically loaded with verbal instructions directly from the label data, saving pharmacists valuable time and significantly lowering the chance for error.

     Speech Tools - Wizzard's proprietary VoiceTools are programming tools for software developers to incorporate into their products and services the speech technology of their choice in a fast, efficient and inexpensive fashion. VoiceTools have been distributed over 100,000 times since their creation in 2000. In addition to our own marketing efforts, IBM promotes our VoiceTools on their website through a linking agreement with Wizzard.

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

     Our principal executive offices consist of approximately 3,100 square feet of office space located at 5001 Baum Boulevard, Suite 770, Pittsburgh, Pennsylvania 15213. Our telephone number is (412) 621-0902. We also maintain a sales office in Deerfield Beach, Florida. We have sales representatives located in Chicago and Cleveland and a total of 20 full time and contract employees.

BUSINESS

     From years of experience, Wizzard management has found that the adoption of speech technology by our customers is usually the result of one of the following three reasons:

    1) Saves Labor - Lowers costs for businesses by saving labor and increasing worker productivity.

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

    3) Product Differentiator - Businesses can use speech to stand out from their competition and differentiate their product or service.
MedivoxRx Technologies Group

     Wizzard Software's MedivoxRx Technologies Group offers customers "talking" prescription pill bottles. Branded with the name "Rex", the talking prescription bottle, using Wizzard's sophisticated text-to-speech, will actually play an audio recorded message for the end user upon the press of a button so they can hear the medication instructions when reading a label is not practical or possible. There are several billion prescriptions filled each year in the U.S. and pharmaceutical errors create billions of dollars in additional medical spending with the number one error being identified as labeling problems and education. Using unique microprocessor electronics and advanced text-to-speech technology from Wizzard Software, pharmacists automatically create a "talking" label while the traditional instruction label is being printed. The prescription bottle then talks to the patient when a button is pressed, describing the name of the medication, the dosage the patient should consume, the frequency, refill instructions, warnings and other educational information necessary to educate and help people take their prescription medication properly.

     MedivoxRx Technologies offers its products in two formats:

     Automated Pharmacy Product

     The automated pharmacy product ties into pharmacy prescription systems and creates an audio talking bottle while the patient's order goes through the system using information collected from the traditional instruction label. The bottle can read instructions in over 30 different languages. The target market for the Automated Pharmacy Product is retail and government pharmacies across the United States initially, expanding into Canada in the near future. MedivoxRx is in the process of using nationally recognized pharmaceutical sales representatives and distributors to assist in expanding the presence of the Automated Pharmacy product. Additionally, several internal sales representatives will be added for a massive internal sales push into the most popular retail pharmacies such as Walgreens, Wal-Mart, CVS, Eckerd, as well as the Veterans Administration pharmacy network.

      Independent Living Home Kit Product

     The independent living home kit is a shrink wrapped box which contains a manual recording station along with three talking pill bottles. Refill packs are available wherever the Home Kits are sold. The target market for the Independent Living Home Kit product are individuals who can benefit from "hearing" medication instructions rather than reading the written instructions provided. To reach the targeted individual customers, the Group is focusing it's sales efforts on Hospital Outpatient networks, Nursing Homes, Assistive and Independent Living facilities, Self Prescribing Doctor Networks, Low Vision retail stores, Mail order catalogs, blind associations such as NFB, ACB, and the Lions Club, online and television distributors such as Drugstore.com and QVC, Health and Human Services government agencies nationwide as well as major "help organizations" which distribute massive amounts of drugs worldwide such as the Red Cross, U.S. Army and the Peace Corps.

Technology and Solutions Group

     Wizzard Software's Technology and Solutions Group offers customers speech programming tools, related speech products and services and distributable speech engines in over 13 languages worldwide. Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T as well as through internal internet marketing efforts through Overture and major internet search engines. When customers first come to Wizzard, in most cases, they have very limited experience with speech technology so Wizzard initially spends time educating the potential customer and helping to identify their requirements. This gives Wizzard the opportunity to show our expertise in the industry and describe our wide variety of speech products and services. If the customer decides to move forward with the adoption of speech technology, they have three choices as to how to go about adding speech to their internal software applications for their workforce or to their commercial products and services.

     These three choices are:

     1. Purchase/license the necessary programming tools and speech engines and go about making the addition of speech on their own, with little help from Wizzard. Our programming tools allow software developers to quickly and efficiently add speech and are required, in most cases, by customers to complete their project. The initial sale for this customer choice tends to range between $350 and $5,000. Upon completion of its development efforts, the customer must then license specific speech engines from Wizzard for distribution in each and every copy they produce whether for internal use or for commercial distribution. The prices of these engines range from $1.00 to $25.00 per copy and must be paid in advance of deployment.

     2. The second option our customers have is when a business requires additional technical or developer support while going through the process of adding speech to its internal software applications, commercial products or
services.   This type of support can vary from several hours on the phone with our expert speech engineers to more relevant work where our engineers review or even create sample programming code for the customer. Wizzard offers these customers several support packages which range in price from $500 to $20,000. Additionally, Wizzard offers several previously created add-on software modules that save the customers significant time and money by allowing them to "drop-in" a section of code rather than create it themselves from scratch. These add-on modules include vocabularies for specific vertical markets (medical, legal, etc.) and networking capabilities that allow for speech to be used across a network environment. Prices for these add-on modules range from $200 to $15,000.

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

     Wizzard's management feels it has effectively positioned the Company to be the "go between" for customers seeking to incorporate speech technology from IBM, Microsoft and AT&T (three of approximately four significant speech manufacturers). These technology manufacturers offer the core speech engines that drive speech based products and services. However, in order for a customer to include speech technology in its product or service it requires specific programming tools offered, in most cases, exclusively through Wizzard. In some cases these programming tools are proprietary to Wizzard and in some cases the programming tools are proprietary to the manufacturer of the speech engine, but sold exclusively through Wizzard. In addition to the programming tools, Wizzard provides technical and development support for customers wanting to include speech technology from IBM and AT&T for the Windows and Linux desktop platforms.

HIGHLIGHTS - ACCOMPLISHMENTS IN 2004

     In 2004, Wizzard had several significant accomplishments and successfully moved forward on many aspects of its business plan.

     Some of these accomplishments, broken down by internal business group, include:

2004 General & Administrative Accomplishments

     * Secured financing of over $1.5M through the sale of stock and the exercise of Wizzard warrants;

     * Implemented and streamlined new internal systems for order processing, Sarbanes-Oxley compliance, web hosting, marketing and sales efforts;

     * Hired an additional nine employees and contractors, mostly in the area of sales, bringing the Company's total staff count to 20;

     * Completed the acquisition of MedivoxRx Technologies, Inc. and its Talking Pill Bottle product line;

     * Secured, completed and moved into new office space a quarter mile from our old location. This new 3,100 square foot property allows us to provide safe and comfortable working conditions for new and current workers;

     *  Updated both personnel and technical emergency response measures;

     * Company was successful in delisting its shares from the Berlin Bremen Stock Exchange;
     2004 New Products Group Accomplishments

     * Completed beta testing, product production, support training and launch of IBM Linux TTS;

     * Completed beta testing, product production, support training and launch of WizzScribe Transcription Server;

     * Completed beta testing, product production, support training and launch of AT&T TTS Server edition;

     * Updated Linux Server and Desktop fonts to support new operating system;

     * Made significant progress on reminder service systems for pharmacists and other industries.

     2004 Technology and Solutions Group Accomplishments

     *  Implemented WizzScribe phone demonstration for sales process;

     * Integrated new automated sales quote/track/order/system into sales process;

     * Implemented new software download process for licensed orders to streamline/accelerate customer fulfillment ;

     * Added "alert notification systems" to customer category targets for TTS. Identified as new trend in customer requests;

     * Continued to increase market penetration into accessibility, education and government sectors;

     * Updated AT&T Linux Server products to be compatible with latest versions of Linux;

     * Used existing product line to grow customer base and close new business;

     * Continued to grow number of customers incorporating speech from 220 for 2003 to over 300 for 2004;

     * Expanded suite of wave file (audio format) offerings and closed replicable business with "icons" in this new segment;

     * Upgraded website and collateral to target developers/enterprise and simplify downloadable information;

     * Used Speechtek as a "live" platform to target large prospects and increase outbound sales effort;

     * Added high dollar server-based "batch processing" speech recognition (WizzScribe) and closed new business in this segment;

     * Added big business perspective to the Company's management by staffing former IBM managers;

     * Tuned technology offerings and sales process to be more responsive to target customers (developers, enterprise);

     * Increased amount of outbound sales activity with high volume prospects;

     *  Went from a reactive to proactive sales approach;

     * Redefined TTS offerings to focus on high profile usages in education and government;

     * The Technology and Solutions Group increased direct sales staff 33% based on expected increased demand;

     * Identified streamlined focus on several key markets in ATMs, simulators, accessibility, audio broadcasting and medical dictation;

     * Added IBM TTS for Linux in 13 languages to our accessibility targeted technology portfolio;

     * Completed preparation of new and targeted sales collateral for all offerings and services for the division.

      2004 Solutions and Channels Group (MedivoxRx Technologies)

      Accomplishments

     * MedivoxRx (Rex) application is completed and tested with new recorders;

     * Finalized and printed Home Starter Kit and Refill Kit packaging for retail shelves;

     *  Wholesale, Retail and Consumer pricing established;

     *  Signed up multiple "Mom & Pop" pharmacies to distribute Rex Home
        Kits;

     * Rex is up for Best Embedded Solution at the 2004 Fourth Annual Speech Solutions Awards sponsored by Speech Technology Magazine;

     * Filed a patent application through its MedivoxRx Technologies, Inc. division with the Canadian Patent and Trademark Office;

     * Introduced Rex at the Senior Care Pharmacy 04, the American Society of Consultant Pharmacists 35th Annual Meeting and Exhibition in San Francisco;

     * Rex the Talking Prescription Bottle and components added to the General Services Administration (GSA) Advantage website;

     * Launched PR campaign. Rex generates articles in major, national publications;

     * Launched telemarketing campaign for Rex Home Kits to "Mom and Pop" pharmacies in several states;

     *  Quixtar to distribute Rex throughout North America;

     * Sold and delivered Product to the U.S. Army in Afghanistan as a step to being a large and a long term supplier to the U.S. Armed Forces and the Coalition Forces;

     *  Identified and contacted over 50 potentially large customers;

     *  Contacted over 450 members of American Society of Consultant
        Pharmacists;

     *  Attended a Blinded Veterans Association Exposition in Reno, Nevada;

     *  Attended a VA sponsored Exposition in Stevens Point, Wisconsin;

     * Completed integration of MedivoxRx Technologies, Inc. following acquisition;

     *  Named Eugene Franz to run the newly formed Solutions and Channels
        Group;

     * Applied for and received approval on an FSS government purchasing contract for the Talking Pill Bottle for the Veterans Administration;

     * Completed the first automated version of Talking Pill Bottle for pharmacy customers using Text-To-Speech technology;

     * Completed several mass mailings, on site visitations and a large telephone marketing campaign to targeted Veterans Administration pharmacy managers;

     LOOKING FORWARD

          Management believes that Wizzard's revenues will increase with anticipated additional sales from our acquisition of MedivoxRx Technologies, the planned launch of a new set of products and programming tools, sales of additional text-to-speech runtime licenses for the telephony market, and the planned launch of three additional "talking products" in 2004-2005. Prior to and in connection with these product releases, management believes that expenses will increase accordingly as we add staff and undertake the necessary marketing efforts. Below we discuss Wizzard's business in a forward looking manner. First management's comments on Wizzard's role in the speech industry, and then how it pertains to each of our business groups.

     Looking Forward - Wizzard's Role In The Speech Industry

           As a result of coming into contact with so many potential customers through our relationships with IBM, AT&T and other partners, we believe we are in a unique position to capitalize on the future growth in the speech industry. Here's how:

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

          2. Because Wizzard does come into contact with thousands of potential speech customers each year, management feels the Company is in a unique position to identify what the growing trends in the speech industry are, and determine what the customers require to meet their needs. Management is unaware of any other company that is able to obtain so much potentially valuable marketing information as Wizzard due to its relationships with IBM, Microsoft and AT&T and the fact that they send some, or in the case of IBM and AT&T, all of their potential speech programming customers to Wizzard. Based on this gathered information, Wizzard is positioned to capitalize on customer needs. Wizzard is able to identify growing trends as it has done so in the form of markets for:

      Productivity - call center automation, medical transcription automation, audio broadcasting automation, alert services, etc.

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

          a) Satisfy Customer Demand - Wizzard can expand its base technology product line to meet growing customer demand based on a specific vertical market. By strategically adding new technologies and representing more companies such as IBM and AT&T, Wizzard is not only positioned to grow revenues within its current customer base but can also increase the number of potential customers coming to Wizzard through marketing arrangements with the manufacturer of the new products. Management has identified and is in the process of negotiating with several of these manufacturers and feels that if it is able to effectively add five new speech product manufacturers, based solely on customer demand, it can increase the number of potential customers coming to Wizzard for their speech technology needs to over 20,000 per year. This number could grow significantly as more businesses around the world adopt speech. This model is a "double win" for Wizzard in the sense that it can increase revenue by expanding its product line to meet current customer demand while at the same time increasing the number of potential customers coming to Wizzard for their speech needs. At this time, management is not aware of any other company offering this type of service to the speech technology manufacturers. Wizzard has executed on this plan accordingly with the recent expansion of contracts with IBM (TTS for Linux) and AT&T (Natural Voices TTS Server).

          b) Speech Engines For the "Killer App" - As mentioned above, once customers have incorporated speech into their workforce, product or service they are required to purchase a speech engine for every single copy of the product or service they distribute. Wizzard has hundreds of customers, from Fortune 500 corporations to 10 person small businesses, currently incorporating speech technology into their products which they plan to sell into specific vertical markets. These markets range from PC Games, medical devices, homeland security applications, software for the visually impaired and legal transcription. If any one of these products are successful, resulting in large unit sales of their products, Wizzard will directly benefit by an increase in revenues and gross profits for its speech engine sales as Wizzard's profit margin on speech engines ranges from 10% to 500% based on
volume purchases, with an average margin of approximately 50%.   Management
believes at this time that several of its customers have the potential for very large unit sales of their newly created speech products as these companies complete, launch and market their products.

          c) First to Market - Wizzard can create specific vertical speech products based on what customers are requesting. A recent example of this action is the medical transcription market. During 2004 Wizzard noticed a growing trend of customers who own transcription services looking for an automated transcription solution for their business. Currently, medical professionals dictate their patient reports, which are then sent to transcription services where workers transcribe by hand the doctor's dictation. Because of the competitive nature of the transcription industry, margins are small and any savings at all can be a significant boost to a transcription company's bottom line. As a result, transcription companies are searching for a speech based solution that would allow them to save labor. Based on the identification of this trend, Wizzard recently licensed from IBM special speech technology that we have productized and are now marketing under the WizzScribe name. This is one of several examples, where having an early preview of market demand through our tools and engine sales, can be a tremendous advantage.

     d) Acquire Successful Speech Related Companies - Due to the fact that Wizzard is in a unique position to determine where demand for speech engines and products lie, Wizzard can look to make strategic acquisitions based on predetermined sales and business models. This strategy can help grow our Products and Channels Group through the addition of specialty and often undiscovered speech applications. Wizzard plans to make acquisitions over the next twelve months based on what it is able to identify as customer demand for a specific speech related product or technology. As the speech industry moves from a technology based market to a specific vertically targeted product based market, consolidation amongst companies is a growing trend and management feels Wizzard is in the best position to identify and capitalize on the new speech product companies emerging in the market. In this regard, on February 6, 2004, we signed a non-binding letter of intent to acquire MedivoxRx Technologies and its Talking Prescription Bottle product line. The Talking Pill Bottle provides automated, self-contained verbal instructions to medical patients on the proper method of taking prescription medication. This transaction was consummated on April 23rd, 2004 and as a result, our Products and Channels Group was formed.

Looking Forward - Technology and Services Group

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

     Finally, management believes that in addition to previously mentioned target markets, the growing number of government rules and regulations and the slow but progressive enforcement of these rules and regulations could make the adoption of speech technology more widespread than previously anticipated. While the market for selling speech products to blind individuals is limited to the number of blind individuals, the market for complying with rules requiring a company's products and services be accessible to the blind is significantly larger. Public restaurants provide an example. While the overall number of handicapped individuals frequenting their establishment may be small, they still have to have handicapped parking and handicapped accessible restrooms. If an airline is offering an internet only special, it now must make it accessible to all people, including people with visual disabilities, and speech technology can help. Based on this example, we believe the market for speech technology, as an accessibility providing technology, could be the defining market for our business and what compels widespread adoption.

Looking Forward - Products and Channels Group (MedivoxRx Technologies)

     The Products and Channels Group plans to focus its near term future efforts on Wizzard's newly acquired MedivoxRx Division and its Talking Pill Bottle product line. The Group plans to begin installations of its recently completed Automated Pharmacy product in both government and retail pharmacies in the U.S. along with the launch of its Home Kit independent living product line in retail pharmacies in the U.S. Currently, MedivoxRx is focusing its efforts on marketing the retail Home Kits to individual and small chains of pharmacies along with marketing its pharmacy solution to the national retail pharmacy chains. The initial efforts have show great promise with several pharmacies purchasing and reselling our products in the first two months of the campaign launch. MedivoxRx has retained a telemarketing service and is currently targeting the states of Illinois and Maryland with impressive results in the early stages of the marketing campaign while at the same time finalizing efforts with a national medical distributor to carry the product nationwide.

     The Group will attend and speak at several pharmaceutical and industry relevant trade shows to increase demand for the Talking Pill Bottle.

     In addition to the expanding sales efforts, MedivoxRx plans to increase its lobbying efforts of insurance companies and government regulators encouraging Medicare and insurance companies to realize the benefits of the Talking Pill Bottle and cover its cost for deserving individuals.

Looking Forward - General & Administrative

     In order to fund operations in 2005, Wizzard subsequently sold $1.4M in debt and continues to receive small investments through the exercise of its warrants. Wizzard plans to continue to work towards our quarterly positive cash flow goal based on expanding revenues. After nine years of operating Wizzard, management confidently feels our funding methods and efforts to become profitable will limit dilution for our shareholders and allow for the funding of operations over the next 12 months.

Looking Forward - New Products Group

     The key emphasis for the future of computing is the creation of the "simple and practical" user interface. Wizzard believes that Speech Technologies, applied properly, can be a major part of the future user interface.

     Business customers and general consumers now demand data manipulation, personal entertainment and communications functions be integrated into a single hand held device. The Wizzard New Products Division is charged with finding new ways to allow speech and telecommunications to work together. Although speech technology is well entrenched in the Accessibility and Telemedicine fields, the Wizzard New Products Division will continue to search for new, effective, and appropriate applications in these areas. On the desktop and throughout the enterprise the New Products Division continues to explore new directions to push the envelope towards specialized speech interfaces for casual, corporate and medical purposes.

Looking Forward - Acquisition Strategy

     Wizzard's management feels that by adding speech technology to a traditional product/industry, operating within traditional margins and traditional valuations, it can merit more technology oriented margins and valuations. This can directly increase value for shareholders by increasing profit margins and future potential for revenue growth.

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

     In addition to potential acquisitions to compliment our Talking Pill Bottle, Wizzard management has identified several industries where the above mentioned increased valuation model can be applied: Prescription Packaging Industry, Corporate Pharmacies, Transcription Industry, Home Health Care Agencies and the Call Center Industry. Of all previously mentioned industries, management feels that Home Health Care Agencies offers the most compelling opportunity to demonstrate how speech can have a significant, bottom-line impact on a business.

     Home Health Care Agencies

     In the medical industry, data integration gaps have been widening in conjunction with an increase in paperwork which is driving up costs for all health care providers.

     The industry goal is to make data integration easier on front and back ends while reducing repetitive paperwork, and speech technology will play a key role in both. Home health care is a very profitable, fragmented, high growth sector but, in terms of workflow, it is also the least standardized.

     Wizzard is focused on Home Health Care Agency acquisitions because we have the specialized expertise needed to increase their operational efficiency via speech technology applications that traditional IT providers lack. Long-term, the speech-enhanced solutions we build for agencies in home health care can be quickly adopted by the rest of the home health industry as well as the entire medical industry.

     Research and Development
     ------------------------

     During the calendar years ended December 31, 2004 and 2003, we spent $65,705 and $0, respectively, on research and development.

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

     Licenses
     --------

     We have the following licenses, which are integral to our business operations:

     *  IBM ViaVoice speech recognition and text-to-speech engines; and

     *  AT& T Natural Voices text-to-speech engine.

     Patents Pending
     ---------------

     MedivoxRx Technologies currently has two patents pending in the United States and one patent pending in Canada for the talking prescription pill bottle.

     Environmental Compliance
     ------------------------

     We do not believe that there are any material laws, rules or regulations regarding environmental concerns that are applicable to our present or intended business operations.

     Governmental Regulations
     ------------------------

     There are no present governmental regulations that are likely to affect our present or proposed business operations. State sales taxes are not currently required to be collected on Internet sales, but any future sales tax requirements may affect our customer's purchasing decisions, and some purchasers may stop ordering products over the Internet. Congress' four-year extension on the moratorium on state taxes and regulation of the Internet is scheduled to expire in November, 2007, and the effects of this cannot yet be predicted.

     Employees
     ---------

     Currently, we have 12 full time employees and eight contractors who spend a majority of their time working for Wizzard.

Item 2.  Description of Property.
         ------------------------
     Wizzard's offices are located at 5001 Baum Blvd., Suite 770, Pittsburgh, PA 15213. They consist of approximately 3,500 square feet of space, which are rented for $3,672 per month. The lease terminates on August 1, 2007. We also maintain a sales office in Deerfield Beach, Florida. The Florida lease calls for monthly rent payments of $2,226 and is scheduled to expire on July 7, 2005.

Item 3.  Legal Proceedings.
         ------------------

    Wizzard is involved in routine legal and administrative proceedings and claims of various types. We have no material pending legal or administrative proceedings, other than as discussed above or ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any property is the subject. While any proceeding or claim contains an element of uncertainty, management does not expect that any such proceeding or claim will have a material adverse effect on our results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the calendar year ended December 31, 2004, we did not submit any matter to a vote of our security holders, whether through the solicitation of proxies or otherwise.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

      Our common stock is currently traded on the OTC Bulletin Board of the NASD under the symbol "WIZD." We can not guarantee that the present market for our common stock will continue or be maintained. In addition, the sale of unregistered and restricted common stock pursuant to Rule 144, or of 1,400,000 shares and 1,400,001 shares underlying warrants that we are currently in the process of registering for resale, may substantially reduce the market price of our common stock. See the caption "Recent Sales of Unregistered Securities," below.

      The quarterly high and low bid prices for our shares of common stock since public trading of these shares for the last two years are as follows:

                                                  Bid*
                                                  ---
Quarter or period ending:               High                Low
-------------------------               ----                ---

January 1, 2003 through
March 31, 2003                          $0.96               $0.33

April 1, 2003 through
June 30, 2003                           $0.73               $0.41

July 1, 2003
September 30, 2003                      $0.52               $0.37
October 1, 2003
December 31, 2003                       $1.45               $0.40

January 1, 2004 through
March 31, 2004                          $4.28               $1.06

April 1, 2004 through
June 30, 2004                           $3.73               $1.87

July 1, 2004 through
September 30, 2004                      $2.86               $1.48

October 1, 2004 through
December 31, 2004                       $2.23               $1.50

     These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Resales of Restricted Securities.
---------------------------------

     As of March 18, 2005, approximately 12,953,394 shares of our common stock were publicly traded. We expect that this number will increase by the 2,800,001 shares that we are in the process of registering for resale by certain security holders in a registration statement on Form SB-2. This increase of approximately 22% in the available shares for public trading may dramatically reduce the price of our common stock on the basis of supply and demand alone. In addition, in May, 2004, we registered a total of 2,472,526 shares of our common stock on a registration statement on Form SB-2. The sale of all or any portion of these shares may have a further negative effect on our stock price.

Holders.
--------

     As of the date of this Report, we have about 311 stockholders. This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

                    Equity Compensation Plan Information
                    ------------------------------------

     The following information is provided as of December 31, 2004:


            Number of                                  Number of securities
            securities                                 remaining available
            to be issued                               for future issuance
            upon exercise       Weighted-average       under equity
            of outstanding      exercise price of      compensation plans
Plan        options, warrants   outstanding options,   excluding securities
category    and rights          warrants and rights    reflected in column (a)
--------    ----------          -------------------    -----------------------

               (a)                      (b)                      (c)

Equity         -0-                       -0-                     -0-
compen-
sation
plans
approved
by
security
holders

Equity         -0-                       -0-                     74,293
compen-
sation
plans not
approved
by
security
holders

Total          -0-                       -0-                     74,293

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

     The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the calendar years ended December 31, 2003, and 2004, which were not registered under the 1933 Act:

                  Date      Number of   Aggregate
Name of Owner   Acquired     Shares   Consideration
-------------   --------    --------- -------------
Great North        2-7-03    225,000  Retirement of debt totaling $96,525
Distributors, Inc.
The Agentry, LLC  3-30-03      6,098  Purchase of assets valued at $6,092

Gordon Berry      3-31-03    165,000  Retirement of debt totaling $97,421

Patty Plagman     3-31-03    394,000  Retirement of debt totaling $150,532

Armen Geronian    3-31-03    117,778  Retirement of debt totaling $39,476

Rubin Investment  3-26-03    100,000  $50,000 warrant exercise
Group, Inc.

Rubin Investment  3-27-03    500,000  $250,000 warrant exercise
Group, Inc.

Steven Pastor     5-15-03      5,000  Services valued at $3,500

Arthur Douglas    5-15-03    500,000  Services valued at $330,000

& Associates

Four individuals  5-15-03     35,000  Services valued at $24,150


Arthur Douglas    9-30-03    500,000  Consulting services valued at $245,000
& Associates

Three investors   1-16-04    824,176  $600,000

Arthur Douglas    3-25-04    250,000  Services valued at $825,000
& Associates

Four consultants   5-3-04    184,167  Services valued at $585,651

Three note         5-3-04     83,091  Payment of notes payable
holders

Three investors   5-17-04    824,176  $600,000

Six consultants    7-9-04    147,000  Services valued at $396,900

Stockholders of   8-30-04     50,375  Acquisition of MedivoxRx
MedivoxRx                             Technologies, Inc.
Technologies, Inc.

Three            10-11-04    207,700  Services valued at$353,090
consultants

Hobson, Lorenze, 11-24-04     50,000 Services valued at $85,000
Bowersock &
Associates

     In January, 2004, and May, 2004, we issued to Alpha Capital
Aktiensgesellschaft; Genesis Microcap Inc.; and Stonestreet Limited Partnership warrants to purchase a total of 824,174 shares of our common stock at a price of $1.55 per share, exercisable for three years. As of March 11, 2005, a total of 102,500 of these warrants had been exercised. We also granted to Marc Lord a warrant to purchase 20,000 shares of our common stock at $0.25 per share, exercisable for three years.

     On February 8, 2005, we closed a Subscription Agreement by which three institutional investors purchased:
     * promissory notes having a total principal amount of $1,400,000, convertible into shares of the Company's common stock at a price of $1.50 per share, and bearing an annual interest rate of five percent;

     * Class A Warrants to purchase a total of 466,667 shares of common stock at a price of $2.50 per share, exercisable for three years; and

     * Class B Warrants to purchase a total of 933,334 shares of common stock at a price of $1.50 per share, exercisable until 150 days after the effective date of the registration statement on Form SB-2 under which we are in the process of registering the shares issuable upon the conversion of the promissory notes and the shares issuable upon exercise of the warrants.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

     The following information is provided as of December 31, 2004:


            Number of                                  Number of securities
            securities                                 remaining available
            to be issued                               for future issuance
            upon exercise       Weighted-average       under equity
            of outstanding      exercise price of      compensation plans
Plan        options, warrants   outstanding options,   excluding securities
category    and rights          warrants and rights    reflected in column (a)
--------    ----------          -------------------    -----------------------
               (a)                      (b)                      (c)

Equity         -0-                       -0-                     -0-
compen-
sation
plans
approved
by
security
holders

Equity         -0-                       -0-                     74,293
compen-
sation
plans not
approved
by
security
holders
Total          -0-                       -0-                     74,293

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
-----------------------------------------------------------------------

     None; not applicable.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operations.
----------------------

      2004 Compared to 2003
      ---------------------

     Wizzard derives it revenue from the sale of desktop and enterprise speech technology (speech recognition and text-to-speech) programming tools, distributable engines and speech related consulting services and support, as well as through the sale of talking prescription bill bottles. During 2004, Wizzard recorded revenues of $525,434, an increase of $54,947, or approximately 11.7%, from our revenues of $470,487 in 2003. This increase was due in large part to increased sales of our AT&T and IBM licensed products.
In 2004, we continued to expand our relationships with these strategic third parties to add additional products and operating system support.

     During 2004, cost of goods sold was $408,349, an increase of $20,019, or approximately 5.2%, over the 2003 figure of $388,330. This is attributed to an increase in labor cost associated with consulting and custom programming and increased royalties payments to AT&T and IBM on licensed products.
Wizzard generated a gross profit of $117,084 in 2004, versus a gross profit of $82,157 in 2003. We feel our gross margin for our speech technologies should hold steady or increase over the next several years based on current products and other offerings continuing to be of value to our customers and the fact that we have finalized the amortization of the technologies purchased in the Speech Systems acquisition. The cost of goods for our talking prescription pill bottle is higher than for our core speech technologies but has been reduced significantly from the initial acquisition date and will continue to fall as sales increase.

     Selling expenses increased to $292,851 in 2004, from $153,865 in the prior year, due to increased marketing efforts, specifically for our talking prescription pill bottle. We plan to continue marketing our own and strategic third party products through various forms of customer interaction mentioned above.

     In 2004, Wizzard had operating expenses of $5,544,959, as compared to $2,078,765 in 2003. The increase is primarily attributed to 3,165,447 in non cash expenses, expenses related to our MedivoxRx Technologies acquisition, funding the development of the new speech enabled talking prescription pill bottle and doubling our work staff in 2004.

     During 2004 and 2003, we had depreciation expenses of $34,943 and $33,136, respectively. Research and development expense also increased to $65,705, from $0 in the prior year related to the integration of the text to speech technology into the Talking pill bottle. Wizzard incurred Non-Cash legal, public relations and consulting fees of $2,967,558 in fiscal 2004, as compared to $1,124,815 in 2003. Due to the increased liquidity of its common stock traded on the OTC Bulletin Board exchange, Wizzard has been able to pay for valuable and sometimes critical services with restricted and unrestricted common stock. This has helped us to use our cash for general and administrative operations.

     During December 2004, the Company performed its annual test of impairment of goodwill and intangible assets by comparing the net carrying value including goodwill of the assets with the present value of future cash flows. Fair value was estimated using the expected present value of discounted future cash flows of the businesses within Wizzard Software Corporation. When making these estimates, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from those estimated.

     The result of the annual impairment test indicated that the carrying value of goodwill and intangible assets exceeded their implied fair value and an impairment charge of $522,931 and $169,797, respectfully was recorded in the consolidated statement of operations during the fourth quarter of 2004. All of the goodwill impaired relates to the acquisition of MedivoxRx Technologies. The intangibles assets impaired related to the unamortized balance of the Active X Voice Tools Software, Trademarks, patents, website registrations and Memorandum of Understanding.

     In connection with our relocation in 2004, we realized a loss of $38,811 on abandoned leasehold improvements and other assets during that year. Interest expense declined to $20,155 in 2004, from $47,434 in 2003.

     Net loss increased to $5,486,840 in 2004, as compared to a net loss of $2,044,042 in 2003. The $3,442,798 increase is due principally to the increase in operating expenses, including $3,165,447 in Non-Cash legal, public relations and consulting fees as discussed above. As a result of this increase in net loss, we have a basic and diluted loss per common share of $0.22 in 2004, versus a basic and diluted loss per common share of $0.10 in 2003.

Liquidity and Capital Resources.
--------------------------------

      2004 compared to 2003
      ---------------------

     At December 31, 2004, the Company had working capital of $433,537, an increase of $659,108 over the working capital deficit of $(225,571) at December 31, 2003. The increase in working capital is due to the net $1,898,576 in proceeds received from the issuance of common stock. Current assets included $464,402 in cash and accounts receivable, an increase of $346,723 from our cash, restricted cash and accounts receivable of $117,679 at December 31, 2003.. On February 8, 2005, subsequent to the year ended December 31, 2004, the Company closed a $1,400,000, 5% convertible note subscription agreement.

     The Company believes it is still in the early stages of the new and developing speech technology market and estimates it will require approximately $120,000 per month to maintain current operations. As mentioned in Note 2 to the accompanying financial statements, the Company has not yet been able to establish profitable operations and has not generated cashflows from operations, thus raising substantial doubt about the Company ability to continue as a going concern. The Company has been successful over the past nine years in obtaining working capital and will continue to seek to raise additional capital from time to time as needed and until profitable operations can be established.

     During fiscal 2004, our operating activities used net cash of $1,469,721, as compared to $467,970 in net cash used by operating activities in the preceding year. This change was due in large part to current year losses offset by non-cash expenses of $3,165,447, and a non-cash impairment charges of $522,931 and $169,797, of goodwill and intangible assets, respectfully.

     In 2004, depreciation and amortization expense was $190,912, which was up somewhat from $149,163 in 2003. In both periods, this expense was primarily attributed to the amortization of technology purchased in the Speech Systems, Inc. acquisition.

     Accounts payable decrease by $29,924 in fiscal 2004, as compared to a increase of $58,933 in 2003. This decrease is primarily related to the payment of penalties on the delay in registering the shares underlying the 8% convertible note payable.

     Net cash used by investing activities increased to $36,682 in 2004, versus $21,061 in 2003. In both periods, this cash was used for the purchase of property and equipment.

     In 2003, net cash provided by financing activities increased to $1,898,576, from $491,618 in 2003. Net cash of $2,025,859 was provided by the issuance of common stock in 2004, less the payment of offering costs of $127,283; in 2003, this figure was $503,601. In 2003, we received $32,017 in proceeds from a note payable to a related party, which decreased to $0 in 2004. We also paid a related party note of $50,000, plus interest, in fiscal 2003, versus $0 in 2004.

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

Item 7.  Financial Statements.
         ---------------------

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES




                             CONTENTS

                                                                   PAGE


     Report of independent Registered Public Accounting Firm         1

     Consolidated Balance Sheet, December 31, 2004                   2

     Consolidated Statements of Operations, for the years
          ended December 31, 2004 and 2003                           3

     Statement of Stockholders' Equity, for the years
          ended December 31, 2004 and 2003                       4 - 5

     Consolidated Statements of Cash Flows, for the years
              ended December 31, 2004 and 2003                   6 - 7
     Notes to Consolidated Financial  Statements                8 - 23

                         GREGORY & ELDREDGE, LLC
                         Certified Public Accountants
                         3650 South Craig Circle * Salt Lake City, Utah 84109
                         (801)277-2763 Phone *(801)277-6509 Fax

                      REPORT OF INDEPENDENT
                REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
Pittsburgh, Pennsylvania 15213


We have audited the accompanying consolidated balance sheet of Wizzard Software Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Wizzard Software Corporation and subsidiaries. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established profitable operations and has incurred significant losses since its inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Gregory & Eldredge, LLC

January 21, 2005, except for note 15
  As to which the date is March 18, 2005
Salt Lake City, Utah

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET

                              ASSETS

                                                            December 31,
                                                                2004
                                                            ___________
CURRENT ASSETS:
  Cash                                                     $     445,702
  Accounts receivable, net of $0 allowance                        18,700
  Inventory, net                                                  86,694
  Prepaid expenses                                                68,737
                                                             ___________
        Total current assets                                     619,833
                                                             ___________
PROPERTY & EQUIPMENT, net                                         99,327
                                                             ___________
OTHER ASSETS                                                       8,124
                                                             ___________
                                                           $     727,284
                                                             ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $     148,156
  Accrued expenses                                                13,064
  Loans payable   related party                                   25,076
                                                             ___________
        Total current liabilities                                186,296
                                                             ___________

LONG  TERM OBLIGATIONS:
  8% convertible note payable   related party                    100,000
                                                             ___________
        Total long term liabilities                              100,000
                                                             ___________
                                                                 286,296
                                                             ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding                      -
  Common stock, $.001 par value, 100,000,000 shares
     authorized, 26,094,228 shares issued and outstanding         26,094
  Additional paid-in capital                                  13,886,763
  Accumulated Deficit                                        (13,471,869)
                                                             ___________
        Total Stockholders' Equity                               440,988
                                                             ___________
                                                           $     727,284
                                                             ___________


The accompanying notes are an integral part of this consolidated financial statement.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Years Ended
                                                      December 31,
                                                   _____________________
                                                       2004      2003
                                                   _________   _________
NET SALES                                          $ 525,434 $   470,487

COST OF GOODS SOLD                                   408,349     388,330
                                                   _________   _________
  Gross Profit                                       117,085      82,157
                                                   _________   _________

OPERATING EXPENSES:
  Selling expenses                                   292,851     153,865
  General and administrative                       1,415,696     590,085
  Research and development                            65,705           -
  Non-cash legal and consulting fees               1,322,158     550,815
  Investor relations consulting fees                  50,000           -
  Non-cash Investor relations consulting fees      1,545,400     574,000
  Compensation for re-pricing warrants               160,420     210,000
  Impairment of goodwill                             522,932           -
  Impairment of intangible asset                     169,797           -
                                                   _________   _________
        Total Expenses                             5,544,959   2,078,765
                                                   _________   _________
LOSS FROM OPERATIONS                              (5,427,874) (1,996,608)
                                                   _________   _________

OTHER EXPENSES:
  Loss on abandoned leasehold improvements           (38,811)          -
  Interest expense   related party                   (20,155)    (47,434)
                                                   _________   _________
        Total Other Expenses                         (58,966)    (47,434)
                                                   _________   _________

LOSS BEFORE INCOME TAXES                          (5,486,840) (2,044,042)
CURRENT INCOME TAX EXPENSE                                 -           -

DEFERRED INCOME TAX EXPENSE                                -           -
                                                   _________   _________

NET LOSS                                         $(5,486,840)$(2,044,042)
                                                   _________   _________

BASIC AND DILUTED LOSS PER COMMON SHARE:           $    (.22)  $    (.10)
                                                   _________   _________
BASIC AND DILUTED WEIGHTED AVERAGE COMMON
  SHARE OUTSTANDING:                              24,824,265  20,631,309
                                                   _________   _________


The accompanying notes are an integral part of these consolidated financial statements.
                               F-3

                   WIZZARD SOFTWARE CORPORATION

                STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                   Common Stock         Additional
                             _________________________    Paid in  Accumulated
                              Shares        Amount        Capital   (Deficit)
                             ___________  ____________ ___________ ___________
BALANCE, December 31, 2002    18,814,800  $     18,815 $ 5,622,803$(5,940,987)

Stock issued in payment of
related party notes payable
and accrued interest at $0.34
to $1.20 per share               901,787           901     386,564         -

Stock issued as consideration
for an individual loaning the
company $50,000                   17,000            17      20,383         -

Compensation for re-pricing
of 300,000 warrants from $1.25
to $0.50 per share                     -             -     210,000         -

Stock issued upon exercise of
warrants April, 2003 $.50 per
share                            600,000           600     299,400         -

Stock issued upon exercise of
options for employee payroll
at $.47 to $1.23 per share       319,991           320     203,281         -
Stock issued for the purchase
of a website $1.00 per share,
March 2003                         6,098             6       6,092         -

Advertising services paid for
by a shareholder of the Company        -             -       6,000         -

Issuance of stock for consulting
services, May to September 2003,
at $.49 to $.70 per share      1,040,000         1,040     601,610         -

Issuance of stock for legal
services, May, 2003, at $.57
per share                         12,540            13       7,136         -

Stock issued upon exercise of
options for Legal services at
$0.56 to $0.84 per share May to
December 2003                     36,040            36      25,531         -

Stock issued upon exercise of
options for Consulting services
at $0.65 to $1.20 per share
April and December 2003          428,000           428     473,022         -

Compensation for the issuance
20,000 warrants to purchase
common stock at $0.25 per share        -             -      16,000         -

Net loss for the year ended
December 31, 2003                      -             -           - (2,044,042)
                             ___________  ____________ ___________ __________
BALANCE, December 31, 2003    22,176,256        22,176   7,877,822 (7,985,029)

Issuance of common stock for
cash, less $127,254 offering
costs, at $0.73 per share,
January and May 2004           1,648,352         1,648   1,070,085          -

Compensation for the
re-pricing of warrants to
purchase common stock from
$1.50 to $1.00 per share               -             -     160,420          -

Stock issued upon exercise
of warrants at $0.25 to
$1.55 per share                  646,076           646     663,380          -

                                  (Continued)

                   WIZZARD SOFTWARE CORPORATION

                STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 (Continued)

                                   Common Stock         Additional
                             _________________________    Paid in  Accumulated
                              Shares        Amount        Capital   (Deficit)
                             ___________  ____________ ___________ ___________
Stock issued upon exercise
of options at $1.81 per
share, March 2004                 90,210            90     162,756          -

Stock issued for employees
services upon exercise of
options at $1.77 per share        77,666            78     137,391          -

Stock issued for consulting
services upon exercise of
options at $1.99 to $4.24
per share                         62,300            62     129,088          -

Stock issued for investor
relations consulting
services at $2.77 to $3.30
per share, March 2004            370,000           370   1,157,030          -

Subsidiary stock issued to
for investor relations
services at $1.94 per share            -             -     388,000          -
Stock issued for consulting
services at $1.73 to $3.18
per share                        468,867           469   1,114,102          -

Stock issued in payment of
a $10,016 note payable $614
in accrued expenses and
$78,437 in consulting
services at $3.18 per share,
May 2004                          27,999            28      89,039          -

Stock issued in payment of
accrued interest at accrued
expenses at $3.50 per share,
May 2004                          18,117            18      63,360          -

Stock issued related to the
acquisition of MedivoxRx
Technologies, May 2004           150,035           150     536,975          -

Stock issued related to the
acquisition of Medivox-RX
Technologies at $1.70 per
share, July 2004                  51,375            52      87,285          -

Stock issued in payment of
penalties related to Delay
in registration of shares
underlying the 8% convertible
note payable at $3.50 per share   19,286            19      67,481          -

Stock issued upon conversion
of note payable at $0.50 per
share and $47,837 of accrued
interest at $2.70 May to
October 2004                     287,689           288     182,549          -

Net loss for the year ended
December 31, 2004                      -             -           - (5,486,840)
                             ___________  ____________ ___________ __________
BALANCE, December 31, 2004    26,094,228  $    26,094 $13,886,763$(13,471,869)
                             ___________  ____________ ___________ __________



The accompanying notes are an integral part of these consolidated financial statements.
                               F-5

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Net Increase (Decrease) in Cash


                                                    For the Years Ended
                                                       December 31,
                                                  ______________________
                                                      2004        2003
                                                  __________ ___________
Cash Flows from Operating Activities:
  Net loss                                       $(5,486,840)$(2,044,042)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Compensation of stock and options              3,165,447   1,355,215
    Impairment of definite-life intangible assets    169,797           -
    Impairment of goodwill                           522,932
    Loss on abandoned leasehold and assets            38,811           -
    Depreciation and amortization expense            152,103     149,163
    Change in assets and liabilities:
      Restricted cash                                 34,771     (34,771)
      Accounts receivable                             10,663      33,161
      Inventory                                      (11,496)      4,959
      Prepaid expenses                               (48,570)     (6,674)
      Other assets                                    (1,672)     (4,452)
      Accounts payable                               (29,940)     58,933
      Accrued expense                                 14,258      20,538
                                                  __________  __________
        Total Adjustments                          4,017,104   1,560,072
                                                  __________  __________
        Net Cash Used in Operating Activities     (1,469,736)   (467,970)
                                                  __________  __________
Cash Flows from Investing Activities:
  Purchase of property & equipment                   (36,682)    (21,061)
                                                  __________  __________
        Net Cash Used in Investing Activities        (36,682)    (21,061)
                                                  __________  __________
Cash Flows from Financing Activities:
  Proceeds from the issuance of common stock       2,025,859     503,601
  Payment of stock offering cost                    (127,283)          -
  Capital contribution                                     -       6,000
  Proceeds from note payable   related party               -      32,017
  Payments on note payable - related party                 -     (50,000)
                                                   _________  __________
        Net Cash Provided by Financing Activities  1,898,576     491,618
                                                   _________  __________
Net Increase in Cash                                 392,158       2,587

Cash at Beginning of Period                           53,544      50,957
                                                  __________  __________
Cash at End of Period                             $  445,702  $   53,544
                                                  __________  __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                      $        -  $    4,387
    Income taxes                                  $        -  $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the Year Ended December 31, 2004

        The Company recorded $160,420 in compensation for the re-pricing of 408,076 warrants from $1.50 to $1.00 per share and extending the expiration date from January 1, 2004 to February 29, 2004.

  The Company issued 370,000 common shares for investor relations services valued at $1,157,400.


                           (Continued)

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:
    For the Year Ended December 31, 2004
     The Parent recorded a $388,000 in investor relations expense and a capital contribution for the issuance of 200,000 common shares of Wizzard Software Corp. (Subsidiary).

     The Company issued 18,117 common shares in payment of $63,408 in accrued interest.

     The Company issued 531,167 common shares for consulting services valued at $1,243,721.

     The Company issued 77,666 common shares to employees for services valued at $137,469.

     The Company issued 27,999 common shares in payment of a $10,016 note payable and $614 in related accrued interest and $78,437 in consulting services.

     On April 23, 2004, the Company acquired MediVoxRx Technologies, Inc. through a triangular purchase wherein the Company's newly formed wholly owned subsidiary acquired the operations MediVoxRx Technologies through the Company issuing 150,035 common shares to acquire all of the issued and outstanding shares of MediVoxRx Technolgies, Inc. As a result of the purchase, the Company recorded goodwill of $435,594 as the purchase price of $537,125 exceeded the $101,531 net book value of the assets. On July 9, 2004, the Company issued 51,375 restricted common shares to the former stockholders upon Wizzard Merger Corp. receiving Federal Supply Schedule approval on the talking pill bottle and recorded additional goodwill of $87,337.

     The Company issued 19,286 common shares in payment of $67,500 in penalties related to the delay in the registering shares underlying the 8% convertible note payable.

     The Company issued 287,689 common shares upon conversion of $135,000 of the 8% convertible note payable and payment of related accrued interest payable of $47,837.

For the Year Ended December 31, 2003:

     During March 2003, the Company recorded $210,000 in compensation for the re-pricing of warrants from $2.00 to $.50 per share.

     The Company issued 6,098 common shares to purchase certain intangible assets valued at $6,092.

     The Company issued 901,787 shares of common stock in payment of $374,183 in related party notes payable and $13,323 in related accrued interest.

     The Company issued 17,000 shares of commons stock valued at $20,400 in considerations for a entity loaning the Company $50,000.

     The Company issued 1,040,000 shares of common stock for consulting services valued at $602,650,

     The Company issued shares 428,000 of common stock upon the exercise of options for consulting services valued at $473,450.

     The Company issued shares 48,580 of common stock (36,040 shares upon the exercise of options) for legal services valued at $32,715.

     On December 15, 2003, the Company recognized $16,000 in compensation related to the issuance of 20,000 warrants to purchase common shares at $.25 per share, expiring December 15, 2006

The accompanying notes are an integral part of these consolidated financial statements.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization   Wizzard Software Corporation ("Parent") a Colorado
     corporation, was organized on July 1,1998 as Balance Living Inc. Wizzard Software Corporation and Subsidiaries ["Company"] engage primarily in the resale of AT&T and IBM speech engines licenses and the development, sale, and service of custom and packaged computer software products. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Wizzard Software Corp. ("WSC") was incorporated on February 29, 1996 under the laws of the State of Delaware. The Company is an OEM licensee of certain speech to text and text to speech software engines. The Company also develops, sells, and service of custom and packaged speech recognition computer software products. On February 7, 2001, the Company completed the Plan of Reorganization and Stock Exchange agreement, wherein, Parents acquired 96% of the common stock of the subsidiary. The merger was accounted for as a recapitalization of the Subsidiary, wherein Subsidiary became a 96% owned subsidiary of the Parent. During 2004 WSC issued 200,000 common shares (approximately 1% of the outstanding shares) for consulting services. On January 19, 2005 the Parent acquired the remaining 5% minority interest and dissolved WSC into the Parent.

     Speech Systems Incorporated ("SSI") was incorporated on under the laws of Florida. On May 22, 2001 SSI was acquired by the Parent in a transaction accounted for as a purchase.

     On April 9, 2004, the Parent organized Wizzard Merger Corp. ("WMC") a New York corporation to acquire and dissolve into, the operations of MediVoxRx Technologies, Inc., a New York Corporation, in a transaction accounted for as a purchase. WMC engages primarily in the development, sale, and service of a talking prescription pill bottle.

     Consolidation   The consolidated financial statements presented reflect
     the accounts of Parent, WSC, SSI, and MED ("Company"). At December 31, 2004 and 2003 the Company held a 95% and 96% ownership interest in WSC, respectively. The Company recorded no liability for the 5% and 4% non-controlling interest as WSC had a stockholders deficit at the time of merger. Further the net loss for WSC. for the year ended December 31, 2004 and 2003 applicable to the 5% and 4% non-controlling interest were not allocated to the non- controlling interest as there is no obligation of the non-contolling interest to share in such losses. All significant inter-company transactions between the parent and subsidiaries have been eliminated in consolidation.

     Cash and Cash Equivalents   For purposes of the financial statements,
     the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash balance at one financial institution located in Pittsburgh, Pennsylvania. At December 31, 2004, the Company had cash balances of $345,702 in excess of federally insured balances.

     Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2004, the Company has an allowance for doubtful accounts of $0 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2004 and 2003, the Company wrote off $16,545 and $0 in accounts receivable, respectively.

     Inventory   Inventory consists of software and related products and is carried at the lower of cost or market on a first in first out basis.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Depreciation   Depreciation of property and equipment is provided on the
     straight-line method over the estimated useful lives of the assets of five years to ten years.

     Goodwill and Definite-life intangible assets   Goodwill represented the
     excess of costs over the fair value of the identifiable net assets of businesses acquired. Definite-life intangible assets consist of website development cost, patents, trademarks, purchased rights to a Merchant Operating Understanding (for the distribution of the Company's products) and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc., and a patents pending and trademarks acquired in the purchase of MediVoxRx
     Technologies, Inc.   The Company accounts for Goodwill and definite-life
     intangible assets in accordance with provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment. SFAS No. 142 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Definite-life intangible assets were being amortized over two to five years on a straight-line basis.

     Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at December 31, 2004.

     Loss Per Share   The Company computes loss per share in accordance with
     Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note
     12).

     Income Taxes   The Company accounts for income taxes in accordance with
     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

     Advertising Costs   Advertising and marketing costs are expensed as
     incurred and amounted to $3,800 and $887 for the period ending December 31, 2004 and 2003.

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

     Fair Value of Financial Instruments - The fair value of cash, accounts receivable, accounts payable and notes payable are determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due to their short-term maturities.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition   Revenue is recognized when earned. The Company's
     revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104. The Company sells packaged and custom software products and related voice recognition product development consulting. Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has
     been received and the software has been shipped.   Revenue is
     recognized, net of discount and allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at December 31, 2004 amounted to $0, respectively. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided. Such items are included in net revenues and amounted to $29,050 and $38,730 at December 31, 2004 and 2003, respectively.

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for stock Issued to Employees" and Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," were recently issued. SFAS No. 152, 153, and EITF 03-1 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will be required to adopt the provisions of SFAS No. 151 for fiscal years beginning after June 15, 2005. Management believes the provisions of this Standard will not have a significant effect on our financial position or results of operations.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. The Company will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005. Accordingly, The Company will adopt SFAS No. 123(R) in the third quarter of fiscal 2005 using the modified-prospective method. Management is currently evaluating the impact SFAS No. 123(R) will have on the Company's results of operations as a result of adopting this new Standard.

     Stock Options - The Company accounts for the stock option plans in accordance with the recognition and measurement principles of APB
     Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting
     Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                   2004            2003
                                               _____________  ______________
  Net (Loss)                As reported        $  (5,486,840) $   (2,044,042)
  Add: Stock-based employee compensation
    expense included in reported net income                -               -
  Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method                                -               -
                                               _____________  ______________
   Net (Loss)               Proforma           $  (5,486,840) $   (2,044,042)
                                                  _____________  _____________

     Basic and diluted loss per share As reported $        (.22) $      (.10)
                                       Proforma   $        (.22) $      (.10)


     Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense at December 31, 2004 and 2003 are $65,705 and $0, respectively, of research and development costs associated with the development of new products.

     Reclassification   The financials statements for the period ended prior
     to December 31, 2004 have been reclassified to conform to the headings and classifications used in the December 31, 2004 financial statements.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2   GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses from inception, and has not generated any cash flow from operating activities and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings and by substantially increasing sales. There is no assurance that the Company will be successful in achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3   ACQUISITION

     On April 23, 2004, the Company acquired MediVoxRx Technologies, Inc. (engaged in the development and marketing of a talking prescription pill bottle) through a triangular purchase wherein the Company's newly formed wholly owned subsidiary Wizzard Merger Corp. to acquire the operations MediVoxRx Technologies through the Parent issuing 150,035 common shares and certain contingent consideration (See Below) to acquire 100% of the issued and outstanding shares of MediVoxRx Technologies, Inc. The consolidated financial statements include the operations of Wizzard Merger Corp from April 23, 2004 through December 31, 2004.

     The Company acquired the MediVoxRx operations with the intention of integrating the Company's text to speech software tools enabling the talking prescription pill bottles to have the prescription message load via electronic means. This was completed during November 2004.

     The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at April 23, 2004 (purchase date):


       Inventory and deposit to purchase inventory              $    51,937
       Production molds                                              47,710
       Definite-life intangible assets (5 year life)                  6,558
       Accounts payable                                              (4,674)
                                                               ____________
       Net estimated fair value of assets acquired                  101,531
       Goodwill (None of which is deductible for tax purposes)      435,594
                                                               ____________
       Original purchase price                                 $    537,125
                                                               ____________


     During July 2004, the Parent recorded an additional $87,338 in goodwill upon the issuance of an additional 51,375 restricted common shares to the former stockholders upon Wizzard Merger Corp. receiving Federal Supply Schedule approval. The goodwill was impaired during December 2004 See Note 6.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   ACQUISITION (Continued)

     Contingent Consideration - The Parent will issue an additional 100,000 restricted common shares to the former stockholders of MediVoxRX upon the successful development, testing and installation of the planned automated system whereby the audio to be loaded on the talking pill bottle is generated and automatically loaded using TTS plus technology. Wizzard Merger Corp. must achieve repeat sales from at least eight Veterans Administration (VA) sites and total VA sales in excess of 5,000 units with a specified gross margin within a six month period of the closing date of the acquisition.

     The Parent will issue an additional 100,000 restricted common shares to the former stockholders if the Wizzard Merger Corp. achieves repeat sales of at least 250 units per month from at least 15 VA sites for three consecutive months with a specified gross margin.

     The Parent will also issue an additional 50,000 restricted common shares to the former stockholders of MediVoxRX if the Wizzard Merger Corp. pill bottle simultaneously loads the prescription while the label is being printed and is upon approval and acceptance by any Veterans
     Administration Hospital.

     The Parent will also issue an additional 625,000 restricted common shares to the former stockholders of MediVoxRX if the Wizzard Merger Corp. meets certain revenue and profit projections for the first year of operations forward from the April 23, 2004, acquisition date.

     The Parent will further issue an additional 625,000 restricted common shares to the former stockholders of MediVoxRX if the Wizzard Merger Corp. meets revenue and profit projections for the second year of operations forward from the April 23, 2004 acquisition date.

NOTE 4    INVENTORY

     The following is a summary of inventory at December 31, 2004:

                                                              2004
                                                          ____________
        Raw materials                                     $     68,696
        Finished goods                                          17,998
                                                          ____________
                                                          $     86,694
                                                          ____________

     The Company does not estimate that an allowance for slow moving or obsolete inventory was necessary at December 31, 2004.
                               F-13

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   PROPERTY & EQUIPMENT

     The following is a summary of property and equipment at December 31, 2004:


                                                                    2004
                                                               ____________
       Furniture, fixtures and equipment                       $     95,367
       Production molds                                              47,710
       Software                                                       5,860
                                                               ____________
                                                                    148,937
       (Less) Accumulated Deprecation                               (49,610)
                                                               ____________
       Property & Equipment, net                               $     99,327
                                                               ____________

     Depreciation expense for the year ended December 31, 2004 and 2003 was $34,943 and $33,136, respectively.

NOTE 6   GOODWILL / DEFINITE-LIFE INTANGIBLES ASSETS

     The Company has classified its intangible assets as a definite-life intangible asset and is amortizing them on a straight-line basis over two to five years. During December 2004 the Company used the estimated future cash flows to test the remaining intangible assets for impairment and recorded an impairment of intangible assets determined that the Company's intangible assets were impaired. Amortization expense of $117,160 and $116,027 was recorded for the year ended December 31, 2004 and 2003 and has been included in cost of goods sold. The following is a summary of intangibles:
                                                                  December 31,
                                                     Life            2004
                                                    _____         ____________
    Active X Voice Tools Software                   5 years      $    500,000
    Trademarks, patents, website registrations 2 to 5 years            23,503
    Memorandum of Understanding                     5 years            66,227
                                                                  ____________
                                                                      589,730
    Accumulated amortization                                         (419,933)
    Impairment                                                       (169,797)
                                                                  ____________
    Intangibles, net                                              $         -
                                                                  ____________

     Goodwill - On April 23, 2004, the Company recorded goodwill of $435,594 in connection with the acquisition of MediVoxRx Technologies, Inc. as the purchase price of $537,125 exceeds the $101,531 net book value of the assets acquired. During July 2004, the Parent recorded an additional $87,338 in goodwill with the issuance of 51,375 restricted common shares to the former stockholders upon Wizzard Merger Corp. receiving Federal Supply Schedule approval.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   GOODWILL / DEFINITE-LIFE INTANGIBLES ASSETS (Continued)

     Impairment - During December 2004, the Company performed its annual test of impairment of goodwill and intangible assets by comparing the net carrying value including goodwill of the assets with the present value of future cashflows. Fair value was estimated using the expected present value of discounted future cash flows of the businesses within Wizzard Software Corporation. When making these estimates, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from those estimated.

     The result of the annual impairment test indicated that the carrying value of goodwill and intangible assets exceeded their implied fair value and an impairment charge of $522,931 and $169,797, respectfully was recorded in the consolidated statement of operations during the fourth quarter of 2004. All of the goodwill impaired relates to the acquisition of MedivoxRx Technologies. The intangibles assets impaired related to the unamortized balance of the Active X Voice Tools Software, Trademarks, patents, website registrations and Memorandum of Understanding.

NOTE 7  NOTES PAYABLE

     Convertible Note Payable - On September 14, 2001, the Company issued a Series 2001-A 8% convertible note payable of the Company in the amount of $250,000, with a maturity date of August 1, 2011. The Note is convertible into the Company's common stock at the lesser of $0.50 per share or 75% of the closing bid price. During the year ended December 31, 2001, $15,000 of the note with related accrued interest of $208 was converted into 30,416 shares of common stock. During the year ended December 31, 2004 $135,000 of the note with related accrued interest of $47,837 was converted into 287,689 common shares. As the conversion price was below the fair value of the common stock on the date issued the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $250,000 discount on the note. The discount was recorded as interest expense on September 14, 2001 as the note was immediately convertible. The note called for the Company to register the underlying shares into which the note can be converted by March 15, 2002, which did not occur. On May 3, 2004 the Company issued 19,286 restricted common shares for the payment of the $67,500 penalty for the delay in the registration equal to $7,500 for the first month then $10,000 for every month thereafter through October 2002. As of December 31, 2004, the balance of the note is $100,000 with related accrued interest payable of $8,892.

     Related Party Note Payable   During the year ended December 31, 2001, a
     shareholder loaned the Company $46,076. The demand note is unsecured and accrues interest at 5% per annum. As of December 31, 2004, a balance of $25,076 remained outstanding on the note with related accrued interest of $4,522.

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

           WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   CAPITAL STOCK

     Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2004, no shares were issued and outstanding.

     Common Stock - The Company has authorized 100,000,000 shares of common stock, $0.001 par value. As of December 31, 2004, 26,094,228 shares were issued and outstanding.

     During 2004, the Company issued 646,076 common shares upon the exercise of warrants outstanding to purchase common stock of the Company at $0.25 to $1.55 per share.

     During 2004, the Company issued a total of 167,876 common shares upon exercise of options issued for $300,315 in employee compensation.

     During 2004, the Company issued 62,300 common shares upon exercise of options issued for $129,150 in consulting services.

     During January 2004, the Company raised an additional $1,071,733 through the issuance of 1,648,352 common shares and 824,174 warrants to purchase common shares at $1.55 per share, expiring January 23, 2007. The Company has registered the common shares issued and all of the shares of common stock underlying the Warrants (the "Warrant Shares").

     During the year ended December 31, 2004, the Company issued 370,000 common shares for $1,157,400 in investor relations consulting services.

     During 2004, the Company issued 468,867 common shares in payment of $1,114,571 in consulting services.

     On April 23, 2004, the Company acquired MediVoxRx Technologies, Inc. through a triangular purchase wherein the Company's newly formed wholly owned subsidiary acquired the operations MediVoxRx Technologies through the Company issuing 150,035 common shares to acquire all of the issued and outstanding shares of MediVoxRx Technologies, Inc. During July 2004, the Parent issued an additional 51,375 restricted common shares to the former stockholders upon Wizzard Merger Corp. receiving Federal Supply Schedule approval. Additionally, the Company has agreed to issue as many as additional 1,500,000 common shares to the former shareholders of MediVoxRx Technologies, Inc. if certain development, acceptance and profitability milestones are met (See Note 3).

     On May 3, 2004, the Company issued 19,286 common shares in payment of $67,500 in penalties related to the delay in the registering shares underlying the 8% convertible note payable (See Note 6).

     The Company issued 287,689 common shares upon conversion of $135,000 of the 8% convertible note payable and payment of related accrued interest payable of $47,837.

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

           WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   CAPITAL STOCK (Continued)

     On March 31, 2003, the Company issued 6,098 shares of restricted common stock valued at $0.78 per share to purchase certain assets valued at $6,098.

     During 2003, the Company issued 901,787 shares of common stock in payment of $374,183 related party notes payable with related accrued interest of $13,323. The Company further issued 17,000 shares valued at $20,400 in consideration for an individual loaning the Company $50,000. The $20,400 was expensed immediately as the note was payable on demand.

     During 2003, the Company issued 319,991 shares of common stock upon the exercise of options under the Company's employee stock option plan for services valued at $203,601 or $0.47 to $1.20 per share.

     During 2003, the Company issued 428,000 shares of common stock upon the exercise of options for consulting services valued at $473,450 or $0.65 to $1.20 per share.

     During 2003, the Company issued 48,580 shares of common stock (36,040 upon the exercise of options) for legal services valued at $32,715 or $0.56 to $0.84 per share.

     During 2003 the Company recorded $210,000 in compensations related to the revaluation of 600,000 warrants from $2.00 per share to $.50 per share. During May and June, 2003, the Company received $300,000 and issued 600,000 shares of common stock upon exercise of warrants at $0.50 per share.

     During 2003, the Company issued 1,040,000 shares of common stock for consulting services valued at $602,650 or $0.49 to $0.70 per share.

     During 2003, a shareholder of the Company contributed $6,000 for certain advertising services. The contribution was recorded as additional paid in capital.

     Common Stock of Wizzard Software Corp. (Subsidiary)   On September 23,
     2004, the board of directors of Wizzard Software Corp (Subsidiary) approved the issuance of 200,000 common shares to an investor relations firm of the Parent. The issuance decreased the Parent's ownership percentage in Wizzard Software Corp. (Subsidiary) from 96% to 95%. The Parent recorded the issuance as consulting expense for the $388,000 or $1.94 per share in consulting services.

NOTE 9   STOCK OPTIONS & WARRANTS

     2002 Stock Option Plan - During 2002, the Board of Directors adopted a Stock Option Plan (2002 Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under
     Section 422 of the Internal Revenue Code (Section 422 provides certain
     tax advantages to the employee recipients).   The total number of shares
     of common stock available under the Plan may not exceed 1,000,000. At December 31, 2004 and 2003, total options available to be granted under the Plan amounted to 14,259 and 104,469, respectively. During 2004, the Company granted 90,210 options which were immediately exercised for services valued at $152,020.

           WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   STOCK OPTIONS & WARRANTS (Continued)

     2004 Stock Option Plan - During 2004, the Board of Directors adopted a Stock Option Plan (2004 Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under
     Section 422 of the Internal Revenue Code (Section 422 provides certain
     tax advantages to the employee recipients).   The total number of shares
     of common stock available under the Plan may not exceed 200,000. At December 31, 2004, total options available to be granted under the Plan amounted to 60,034, respectively. During 2004, the Company granted 139,966 options which were immediately exercised for services valued at $266,619.

     The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 2004 and 2003 risk-free interest rates of 1.02% and 1.2% expected dividend yields of zero, expected volatility 0.0%, and no expected life as the options were immediately exercised.

     A summary of the status of the options granted under the Company's 2004 and 2002 stock option plans and other agreements at December 31, 2004 and 2003 and changes during the year then ended is presented below:


                                December 31, 2004      December 31, 2003
                          ____________________________________________________
                                     Weighted Average         Weighted Average
                          Shares     Exercise Price    Shares Exercise Price
                          ________      _____________  _________ _____________
  Outstanding at beginning
  of period                      -          $    -             -     $   -
  Granted                  230,176            1.87       784,031      0.90
  Exercised               (230,176)           1.87      (784,031)     0.90
  Forfeited                      -               -             -         -
  Expired                        -               -             -         -
                          ________     ______________   ________  ____________
  Outstanding at end of
  Period                         -          $    -             -     $   -
                          ________     ______________   ________  ____________
  Weighted average fair
  value of options
  granted during the year  230,176           $0.00       784,031     $0.00
                          ________     ______________   ________  ____________

     Warrants   The Company granted warrants to purchase 408,076 shares of common stock at $1.50 per share, expiring August 6, 2002 through January 1, 2004, for services rendered in connection with the Company's private placement. On January 1, 2004, the Company recorded a $160,420 expense for re-pricing of 408,076 warrants to purchase common stock from an exercise price of $1.50 per share reduced to $1.00 per share and extending the expiration date of the warrants from January 1, 2004 to February 29, 2004. The warrants were exercised during February 2004.

     On January, 23, 2004, and May 17, 2004, the Company issued a total of 824,174 warrants to purchase common stock at exercise prices of $1.55 per share, which expire on January 23, 2007. The warrants were granted in connection with a private placement. During December 2004, 58,000 of the warrants were exercised.

           WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   STOCK OPTIONS & WARRANTS (Continued)

     During 2001, the Company granted warrants to purchase 115,000 shares of common stock at prices ranging from $.25 to $1.00 per share, expiring through October 18, 2004 in connection with consulting contract and recorded $56,660 in consulting expense. During February, 2004, 75,000 and 40,000 of these warrants were exercised at $1.00 and $0.25 per share, respectively.

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

     The Company granted warrants to purchase 600,000 shares of common shares of the Company at $2.00 per share, in connection with public relations and consulting contracts and recorded $99,243 in consulting expense. On March 28, 2003, the Company recorded compensation expense of $210,000 for re-pricing the 600,000 warrants from $2.00 per share to $0.50 per share. These warrants were exercised during May and June of 2003.

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

     A summary of the status of the warrants granted at December 31, 2004 and 2003 and changes during the year then ended is presented below:

                                 December 31, 2004 December 31, 2003
                               _______________________ _______________________
                                      Weighted Average        Weighted Average
                               Shares Exercise Price   Shares Exercise Price
                               ________  _____________ _________ _____________
  Outstanding at beginning of
  year                          608,076       $1.28    1,788,076     $1.44
  Granted                       824,174       $1.55       20,000     $0.25
  Exercised                    (646,076)      $1.03     (600,000)    $0.50
  Forfeited                           -           -            -         -
  Expired                             -           -     (600,000)    $1.00
                               ________ ______________  ________ _____________
  Outstanding at end of year    786,174       $1.55      608,076     $1.28
                               ________ ______________  ________ _____________
                              F-19

           WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The
     Company has available at      December 31, 2004 operating loss
     carryforwards of approximately $12,500,000 which may be applied against future taxable income and which expires in various years through 2024.

     The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $4,250,000 as of December 31, 2004, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2004 is approximately $1,267,000.

NOTE 11   OPERATING LEASES

     The Company leases office space, in Pennsylvania, under an operating lease agreement, which calls for monthly payments of $3,672 and expires on August 1, 2007. The Company leases additional office space, in Florida, under an operating lease agreement, which calls monthly payments of $2,226 and expires on July 7, 2005.

     The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2004 are as follows:

          Year ending December 31                      Lease Payments
             2005                                                56,340
             2006                                                42,984
             2007                                                25,074
               Thereafter                                             -
                                                         ______________
       Total Minimum Lease Payments                $            124,398
                                                         ______________

  Lease expense charged to operations was $62,737 and $38,731 for the years ended December 31, 2004 and 2003.
                               F-20

           WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the years ended December 31,:


                                                        2004          2003
                                                     ___________  ___________
  Loss) from continuing operations
    available to common shareholders (numerator)     $(5,486,840) $(2,044,042)
                                                     ___________  ___________
  Weighted average number of common
    shares outstanding during the period
    used in loss per share  (denominator)             24,824,265   20,631,309
                                                     ___________  ___________

  At December 31, 2004, the Company had 786,174 warrants outstanding to purchase common stock of the Company at $0.25 to $1.55 per share and a convertible note payable wherein the holder could convert the note into a minimum of 200,000 shares of common stock; which were not included in the loss per share computation because their effect would be anti-dilutive. See
  Note 15 for subsequent issuances of common stock and common stock equivalents.

  At December 31, 2003, the Company had 608,076 warrants outstanding to purchase common stock of the Company at $.25 to $2.00 per share and a convertible note payable wherein the holder could convert the note into a minimum of 470,000 shares of common stock; which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 13   CONCENTRATION OF REVENUES

  During the year ended December 31, 2004 and 2003, 47% and 27%, respectively, of the Company's revenue was derived from the sale of AT&T's OEM Natural Voices desktop products.

  During the year ended December 31, 2004 and 2003, 35% and 47%, respectively, of the Company's revenue was derived from the sale of IBM's OEM ViaVoice desktop products.

NOTE 14   COMMITMENTS & CONTINGENCIES

  The Company is from time to time involved in routine legal and administrative proceedings and claims of various types. While any proceedings or claim contains an element of uncertainty, Management does not expect on our results of operations or financial position.

  In connection with the agreement with AT&T to sell to AT&T's OEM Natural Voices desktop product licenses the Company is required to make minimum purchase of $125,000 per each six month period beginning July 2004 through June 2007.

  In connection with the agreement with IBM to sell IBM's OEM ViaVoice desktop products licenses the Company is required to make minimum purchases of $12,500 per quarter beginning July 2003 through July 2005.

           WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15   SUBSEQUENT EVENTS

  Exercise of Warrants On January 25, 2005, February 23, 2005 and March 4, 2005, the Company issued 4,500, 25,000 and 15,000 common shares, respectively, upon the exercise of warrants at $1.55 per share.

  Conversion of Note Payable - The Company has subsequently issued 100,000 common shares upon conversion of $50,000 of the 8% convertible note payable.

  Stock for Consulting Services   On February 4, 2004, the Company issued
  17,500 common shares upon the exercise of options for consulting services valued at $41,475.

  On February 4, 2004, the Company issued 5,000 common shares for consulting services valued at $11,850.

  On February 14, 2004, the Company issued 60,000 common shares for investor relations services valued at $140,400

  Stock for Employee Services   On February 14, 2004, the Company issued
  20,584 common shares upon the exercise of options for consulting services valued at $48,166.

  Acquisition of Minority Interest   On January 19, 2005, the Company
  shareholders approved the acquisition of the 5% minority interest of Wizzard Software Corp. ("WSC") wherein WSC will be merged with and into the Parent through the issuance of 787,176 common shares of the Parent for the 787,176 minority shares of WSC. As a result of the acquisition, the Company will record Goodwill of $1,191,967, which will be immediately impaired. As of March 18, 2005, the Company had issued 454,580 of the 787,176 common shares to be exchanged.

  5% Convertible Notes Payable - On February 8, 2005, the Company closed a Subscription Agreement by which three institutional investors ("Subscribers") purchased: 5% convertible promissory notes having a total principal amount of $1,400,000, convertible into 933,333 shares of the Company's common stock at a price of $1.50 per share, plus Class A Warrants to purchase a total of 466,667 shares of common stock at a price of $2.50 per share, exercisable for three years; and Class B Warrants to purchase a total of 933,334 shares of common stock at a price of $1.50 per share, exercisable until 150 days after the effective date of the Registration Statement described below.

  The $1,400,000 in proceeds has been recorded as paid in capital based on their relative fair value of $574,184, $308,989 and $516,827, for the beneficial conversion feature of the Convertible Notes Payable, Class A Warrants and Class B Warrants, respectfully. The Company upon issuance will record interest expense of $1,400,000 for the discount on the note as the note is immediately convertible.

  No later than March 25, 2005, the Company is required to file a Registration Statement registering all shares issuable upon conversion of the promissory notes and the warrants. The Registration Statement must be declared effective not later than 120 days after the closing date. For every 30 day period that either of these deadlines have not been met, the Company is to pay to the subscribers liquidated damages equal to two percent of the purchase price of the promissory notes remaining unconverted and the purchase price of the shares issued upon conversion of the notes.

                WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15  SUBSEQUENT EVENTS (Continued)

Letter of Intent to Acquire - On March 18, 2005, we executed a Letter of Intent with Interim Health Care of Wyoming Inc., a Wyoming corporation ("Interim"). Under the Letter of Intent, we agreed to acquire all of Interim's assets in consideration of $868,000 in cash and $384,000 in "unregistered" and "restricted" shares of the Company's common stock, based on the average closing price of the Company's common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. for the five business days following the date of the Letter of Intent. Seventy five percent of this additional payment will be in the form of "unregistered" and "restricted" shares of the Company's common stock and 25% will be in cash. In addition, Interim will receive additional payments of two times its earnings before interest, taxes, depreciation and amortization ("EBITDA") for: (i) any EBITDA during the calendar year ended December 31, 2005, which exceeds Interim's EBITDA of $288,000 for the calendar year ended December 31, 2004; and (ii) any EBITDA during the calendar year ended December 31, 2006, which exceeds Interim's EBITDA during the calendar year ended December 31, 2005.

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

Item 8A.  Controls and Procedures.
----------------------------------

     Material Weakness -   As of December 31, 2004, we are continuing our
assessment of the effectiveness of our internal control procedures related to internal controls, financial reporting and certain entity-wide controls related to corporate governance in order to comply with Section 404 of the Sarbanes Oxley Act of 2002. The Company has identified material weakness which are being remediated relating to the 1) lack of sufficient knowledge and experience among the internal accounting personnel regarding the application of US GAAP and SEC requirements, 2) insufficient written policies and procedures for accounting and financial reporting with respect to the current requirements and application of US GAAP and SEC disclosure requirements documentation of control procedures and 3) segregation of duties. We expect to have these matters fully remediated by the end of 2006.

     Steps taken by the Company to remediate these weaknesses during 2005, includes 1)the hiring of internal accounting personnel with knowledge of the application of US GAAP and SEC Requirements and assist with the segregation of accounting duties and 2)the Company has begun the process of documenting polices and procedures for accounting and financial reporting with respects to US GAAP and SEC disclosure requirements

     The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Christopher J. Spencer, Chairman, President and Treasurer.
----------------------------------------------------------
     Mr. Spencer, age 36, has served as our Chief Executive Officer, President and as a director of Wizzard since February 7, 2001, and of our subsidiary, Wizzard Delaware, since its formation in 1995. Mr. Spencer has been responsible for our overall direction since our inception and has been instrumental in leading us to our current position in the speech recognition industry. In an online poll conducted by Speech Technology magazine, Mr. Spencer was recently recognized as one of 20 top visionaries in the speech recognition industry. The poll was targeted to the speech recognition professionals who read the magazine; poll responses were monitored to ensure that employees of a nominee's company could not vote for that nominee. Through Mr. Spencer's efforts, we have successfully obtained financing of approximately $12 million to date. These funds have helped us complete the development and begin marketing of our talking pill bottle product and our variety of programming tools.

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

     Mr. Spencer attended West Virginia University from 1987 to 1989.

Armen Geronian, Director and Chief Technical Officer.
-----------------------------------------------------

     Mr. Geronian, age 36, co-founded and has served as Chief Technical Officer, Assistant Secretary, and a director of Wizzard Delaware since its inception and of Wizzard since February 7, 2001. Mr. Geronian has spearheaded the development of our IVA product, and is responsible for all of our technical decisions regarding the software code and other attributes of our products and services.

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

     Mr. Geronian received his B.S. in Computer Science from the University of Moscow in 1990.

Gordon Berry, Director and VP Business Development.
---------------------------------------------------

     Mr. Berry, age 65, has served as a director of Wizzard since February 7, 2001, and of Wizzard Delaware since 1997. Mr. Berry is involved in all of our business, corporate and financial decisions, serving as a guide and counsel for the executive officers and Board of Directors. Since 1990, Mr. Berry has been a consultant to a variety of businesses, assisting them in the areas of sales, marketing and strategic planning. From 1985-1990, Mr. Berry was Vice President of Sales/Marketing for Champion Commercial Industry, a multi-division manufacturer of metal products, where Mr. Berry increased the firm's revenues by 60% while developing several new product lines.

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

     Mr. Berry attended Cornell University and received his Bachelor's degree in Industrial Management from Georgia Tech in 1962.

Alan Costilo, M.D., Director and VP Custom Solutions.
-----------------------------------------------------

     Dr. Costilo, age 55, was the President, CEO and founder of Speech Solutions, Inc., a Florida-based speech recognition software company, from 1993 until 2001. He was responsible for that company's overall business strategy, technical development and for developing vendor relationships. He also was responsible for the development of the ActiveX Voice Tools product, under three separate IBM development contracts, which was acquired by Wizzard Software in May 2001.

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

Marc Lord, Strategic Advisory Board Member.
-------------------------------------------

     Marc Lord, age 41, currently works for InSpeech Consultancy. Prior to that, he had worked at AT&T, ScanSoft, and in Microsoft's speech product group (Speech.Net) since its formation, and has managed development and product integration for all Microsoft releases that employ speech technologies, including WindowsXP, OfficeXP, AutoPC, MS Agent, Encarta and Sidewinder. While serving as Program Manager for Voice Output Technologies at Microsoft, Mr. Lord drove product development for several major product releases that feature speech recognition and synthesis capabilities. He has managed Microsoft's key vendors, established partnerships and negotiated license agreements with numerous speech industry companies. In his fifteen-year software career, Mr. Lord has worked both in the U.S. and internationally and helped commercialize a number of cutting-edge technologies, including applications for multimedia language instruction, AI-based financial risk analysis, wearable digital photonics and browser-based training systems.

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

Involvement in Certain Legal Proceedings.
-----------------------------------------

     During the past five years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

          * was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          * was convicted in a criminal proceeding or named subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

          * was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          * was found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

     In addition, the following directors filed Form 4 Statements of Changes in Beneficial Ownership of securities on or about the dates indicated:

                                              Filing          Transaction
       Name                                   Date            Date
       ----                                   ----            ----

       Christopher J. Spencer                 3/14/05         10/8/04
                                              3/14/05         2/15/05

       Gordon Berry                           9/09/02         8/28/02
                                              3/12/03         3/04/03
                                              1/06/04        12/10/03
                                             12/16/04         10/8/04
                                              1/18/05         1/12/05
                                              3/14/05         2/15/05

       Armen Geronian                         9/11/03         9/05/02
                                              3/12/03         3/04/03
                                              3/15/04         3/12/04
                                              5/25/04 (1)     3/12/04
                                              3/14/05         10/8/05
                                              3/14/05         2/15/05

       Alan Costilo                          11/01/02        10/28/02
                                             12/16/04         10/8/04
                                             12/16/04        12/15/04
                                              3/14/05         2/15/05

         (1) This filing was an amendment to the Form 4 that Mr. Geronian initially filed on March 15, 2004.

Code of Ethics.
---------------

    We have adopted a Code of Ethics for our executive officers and have attached a copy as Exhibit 14 to our Form 10KSB Annual Report for the year ended December 31, 2003. See the Exhibit Index, Item 13 of this Report.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

     The following table shows the aggregate compensation that we have paid to directors and executive officers for services rendered during the periods indicated:

                   SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
Christopher 12/31/02  $ 60000   0     0       0       0       0      0 (1)
J. Spencer  12/31/03  $ 70000   0     0       0       0       0      0
President,  12/31/04  $ 70000   0     0       6000    0       0      0
Treasurer
and Director

Armen      12/31/02   $     0   0     0       0       0       0      0 (1)
Geronian   12/31/03   $     0   0     0       0       0       0      0 (1)
Asst. Sec. 12/31/04   $ 70000   0     0       6000    0       0      0
and Director

Gordon     12/31/02   0         0   $24000(2) 0       0       0      $1500 (1)
Berry      12/31/03   0         0   $24000(2) 0       0       0      0
Director   12/31/04   0         0   $48000(2) 0       0       0      0

Alan       12/31/02   0         0   $15000(2) 0       0       0      0
Costilo    12/31/03   0         0   $24000(2) 0       0       0      0
Director   12/31/04   0         0   $48000(2) 0       0       0      0

          (1) Medical insurance is paid as part of Mr. Spencer's salary; Mr.
              Geronian gets his medical insurance paid; and through 2002 Mr.
              Berry received a $1,500 automobile allowance.

          (2) We paid these amounts to Messrs. Berry and Costilo as independent contractors, rather than as employees.


Bonuses and Deferred Compensation.
----------------------------------

     None.

Compensation Pursuant to Plans.
-------------------------------

     None.

Options/SAR Grants.
-------------------

                     Option/SAR Grants in Last Fiscal Year
                     -------------------------------------

                               Individual Grants
                               -----------------

(a)                  (b)             (c)             (d)           (e)

                   Number of       % of Total
                   Securities      Options/SARs
                   Underlying      Granted to        Exercise or
                   Options/SARs    Employees in      Base Price    Expiration
Name               Granted (#)     Fiscal Year       ($/Sh)        Date
----               -----------     -----------       ------        ----

Christopher J.     6,000           4.2%               (1)           (2)
Spencer



Armen Geronian     6,000           4.2%               (1)           (2)


     (1) Services valued at the bid price of Wizzard's common stock per share.

     (2)  These options were exercised immediately after they were granted.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.
---------------------------------------------------------------------------
 (a)                (b)              (c)             (d)           (e)

                                                   Number of
                                                   Securities    Value of
                                                   Underlying    Unexercised
                                                   Unexercised   In-the-Money
                                                   Options/SARs  Options/SARs
                                                   at FY End (#) at FY End($)

                  Shares Acquired   Value          Exercisable/  Exercisable/
Name              on Exercise (#)   Realized ($)   Unexercisable Unexercisable
----              ---------------   ------------   ------------- -------------

Christopher J.    6,000             (1)             -0-           -0-
Spencer

Armen Geronian    6,000             (1)             -0-           -0-

     (1) Services valued at the bid price of Wizzard's common stock per share.

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

     None.

Termination of Employment and Change of Control Arrangements.
-------------------------------------------------------------

     None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of this Report:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------

                                            Number of Shares     Percent
Name and Address          Title              Beneficially Owned  of Class (1)
----------------          -----              ------------------  --------


Christopher J. Spencer    Director,           2,894,167          10.8%
2728 Bear Run Rd.         President and
Pittsburgh, PA 15237      Treasurer

Armen Geronian            Director and        2,774,412          10.4%
4346 Ludwick St.          Assistant
Pittsburgh, PA 15217      Secretary

Gordon Berry              Director              349,000           1.3%
4226 Stonehaven
So. Euclid, OH 44121

Alan Costilo              Director                  -0-            -0-
3557 Lakeview Drive
Delray Beach, FL 33445

All officers and directors
as a group (4 persons)                        6,017,579          22.5%

          (1)  Based upon 26,796,231 outstanding shares at March 18, 2005.

                         FIVE PERCENT STOCKHOLDERS
                         -------------------------

                                         Number of Shares        Percent
Name and Address            Title        Beneficially Owned      of Class(1)
----------------            -----        ------------------      -----------

Christopher J. Spencer (2)  Director       2,894,167             10.8%
2728 Bear Run Rd.           President
Pittsburgh, PA 15237        and Treasurer

Armen Geronian              Director and   2,774,412             10.4%
4346 Ludwick St.            Assistant
Pittsburgh, PA 15217        Secretary

Voice Recognition           Stockholder    3,431,078             12.8%
Investment, L.P.
812 Kenmore Rd.
Chapel Hill, NC 27514

Jack and Magee Spencer (2)  Stockholders   2,912,307             10.9%
8609 Beaver Pond Lane
Fairfax Station, VA 22039

                                Total:    12,011,964             44.9%

          (1)  Based upon 26,796,231 outstanding shares at March 18, 2005.

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

     In April, 2003, we borrowed a total of $10,017 from a stockholder.  The note is payable on demand and accrues interest at a rate of prime plus 1%, or approximately 5.75%, and amounted to $410 at December 31, 2003. On May 3, 2004, Wizzard issued 27,999 shares of its common stock in payment of a $10,016 note payable and $614 in related accrued interest and $78,408 in consulting services.

     On January 8, 2004, a stockholder loaned us an additional $50,000. The note was repaid with interest of $5,000 on January 24, 2004.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.
--------------------

     8-K Current Report dated January 22, 2004, filed on January 27, 2004, regarding change in accountants.

     8-K Current Report dated January 23, 2004, filed on January 28, 2004, regarding the closing a of Subscription Agreement with three institutional investors.

     8-K Current Report dated February 6, 2004, filed February 6, 2004, regarding MedivoxRx Technologies Letter of Intent.

     8-K Current Report dated April 28, 2004, filed on April 28,
2004, and amended on July 8, 2004, regarding closing of MedivoxRx Technologies acquisition.

     8-K Current Report dated February 8, 2005, filed on February 9, 2005, regarding Subscription Agreements with three institutional investors.

Exhibits*
--------

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Annual Report on Form 10-KSB for the year     Part I
ended December 31, 2003.**

          (ii)

Exhibit
Number               Description
------               -----------

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

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Wizzard by its principal accountants during the calendar years ended December 31, 2004, and December 31, 2003:


     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $42,761        $19,476

     Audit-related fees                $   -0-        $   570

     Tax fees                          $   -0-        $   -0-

     All other fees                    $   -0-        $   -0-

     Total fees                        $42,761        $20,046


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


Date: 3/31/05                         By  /s/ Christopher J. Spencer
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


Date: 3/31/05                             /s/ Christopher J. Spencer
      -------                            ---------------------------
                                         Christopher J. Spencer
                                         Chief Executive Officer, President,
                                         Treasurer and Director


Date: 3/31/05                             /s/ Gordon Berry
      -------                            -----------------
                                         Gordon Berry, Controller and Director


Date: 3/31/05                             /s/ Armen Geronian
      -------                            -------------------
                                         Armen Geronian
                                         Director


Date: 3/31/05                              /s/ Alan Costilo
      -------                            ------------------
                                         Alan Costilo
                                         Director