Form 10KSB/A
period 2004-12-31
WIZZARD SOFTWARE CORP /CO
filed 2005-05-10
CIK 1074909

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

     We are currently evaluating the costs of remedying the material weakness identified with respect to our internal controls over financial reporting, and have not yet determined the total estimated costs in this regard. See Item 8A of this Report.


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


                           (Continued)
                               F-6

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

  Stock for Consulting Services   On February 4, 2005, the Company issued
  17,500 common shares upon the exercise of options for consulting services valued at $41,475.

  On February 4, 2005, the Company issued 5,000 common shares for consulting services valued at $11,850.

  On February 14, 2005, the Company issued 60,000 common shares for investor relations services valued at $140,400

  Stock for Employee Services   On February 14, 2005, the Company issued
  20,584 common shares upon the exercise of options for consulting services valued at $48,166.

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

Item 8A.  Controls and Procedures.
----------------------------------

     Material Weakness - We maintain disclosure controls and procedures designed to ensure that financial information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

     In connection with the completion of its audit of, and the issuance of its report on, our consolidated financial statements for the year ended December 31, 2004, Gregory & Eldredge, LLC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses." The Public Company Accounting Oversight Board had defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

     The material weakness identified relate to the 1) lack of sufficient knowledge and experience among the internal accounting personnel regarding the application of US GAAP and SEC requirements, 2) insufficient written policies and procedures for accounting and financial reporting with respect to the current requirements and application of US GAAP and SEC disclosure requirements, and 3) segregation of duties.

     As required by Rule 13a-15(b) of the Securities and Exchange Commission, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Subject to the foregoing material weaknesses, management has concluded that the Company's controls and procedures as of December 31, 2004, are at the reasonable assurance level. The Company will continue to monitor, assess and work to improve the effectiveness of our internal control procedures related to internal controls, financial reporting and certain entity-wide controls related to corporate governance in order to comply with
Section 404 of the Sarbanes Oxley Act of 2002. We expect to have these matters fully remediated by the end of 2006.

     Steps taken by the Company to remediate these weaknesses during 2005, include 1)the hiring of internal accounting personnel with knowledge of the application of US GAAP and SEC Requirements and assist with the segregation of accounting duties and 2)the Company has begun the process of documenting polices and procedures for accounting and financial reporting with respect to US GAAP and SEC disclosure requirements.

     There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


Date: 5/9/05                          By  /s/ Christopher J. Spencer
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


Date: 5/9/05                              /s/ Christopher J. Spencer
      -------                            ---------------------------
                                         Christopher J. Spencer
                                         Chief Executive Officer, President,
                                         Treasurer and Director


Date: 5/9/05                              /s/ Gordon Berry
      -------                            -----------------
                                         Gordon Berry, Controller and Director


Date: 05-09-05                            /s/ Armen Geronian
      --------                           -------------------
                                         Armen Geronian
                                         Director


Date: 5-9-05                              /s/ Alan Costilo
      -------                            -----------------
                                         Alan Costilo
                                         Director