Form 10QSB
period 2005-03-31
WIZZARD SOFTWARE CORP /CO
filed 2005-05-16
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2005
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

                               May 11, 2005

                       Common - 26,892,442 shares

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

                                MARCH 31, 2005

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY



                                   CONTENTS

                                                                 PAGE


- Unaudited Condensed Consolidated Balance Sheet,
    March 31, 2005                                                2

- Unaudited Condensed Consolidated Statements of
    Operations, for the three months ended
    March 31, 2005 and 2004                                       3

- Unaudited Condensed Consolidated Statements of Cash
    Flows, for the three months ended March 31, 2005
    and 2004                                                      4

- Notes to Unaudited Condensed Consolidated Financial
    Statements                                               5 - 12

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                                March 31,
                                                                  2005

CURRENT ASSETS:
     Cash                                                    $  1,749,442
     Accounts receivable                                           17,745
     Inventories                                                   87,321
     Prepaid Expenses                                              23,238
                                                             ------------
      Total Current Assets                                      1,877,746
                                                             ------------
PROPERTY AND EQUIPMENT, net                                        97,504
                                                             ------------
OTHER ASSETS                                                        8,124
                                                             ------------
                                                             $  1,983,374
                                                             ============
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                        $    253,922
     Accrued expenses                                              21,796
                                                             ------------
      Total current liabilities                                   275,718
                                                             ------------
CONVERTIBLE NOTES PAYABLE - RELATED PARTY                       1,450,000
                                                             ------------
      Total liabilities                                         1,725,718
                                                             ------------
STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                      -
     Common stock, $.001 par value, 100,000,000 shares
      authorized, 27,178,827 shares issued and outstanding         27,179
     Additional paid-in capital                                16,918,144
     Accumulated Deficit                                      (16,687,667)
                                                             ------------
      Total Stockholders' Equity                                  257,656
                                                             ------------
                                                             $  1,983,374
                                                             ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Three
                                                        Months Ended
                                                          March 31,
                                                      2005        2004
SALES, net                                      $  223,561       $  97,064

COST OF GOODS SOLD                                 143,006          78,612
                                                ----------       ---------
GROSS PROFIT                                        80,555          18,452

OPERATING EXPENSES:
Selling expenses                                    43,640          69,481
General and administrative                         502,053         230,333
Research and development                             4,486               -
Compensation for re-pricing of warrants                  -         160,420
Non-cash investor relations services               141,000         825,000
Impairment of goodwill                           1,191,967               -
                                                ----------       ---------
 Total Operating Expenses                        1,883,146       1,285,234
                                                ----------       ---------
Operating losses                                (1,802,591)     (1,266,782)

OTHER EXPENSE:
  Interest expense                              (1,413,206)        (10,158)
                                                ----------       ---------
     Total Other Expense                        (1,413,206)        (10,158)
                                                ----------       ---------
NET LOSS BEFORE INCOME
TAXES                                           (3,215,797)     (1,276,940)

CURRENT TAX EXPENSE                                      -               -

DEFERRED TAX EXPENSE                                     -               -
                                                ----------       ---------
NET LOSS                                       $(3,215,797)    $(1,276,940)
                                                ----------       ---------
LOSS PER COMMON SHARE   BASIC AND DILUTED       $     (.12)      $    (.06)
                                                ----------       ---------


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Three
                                                      Months Ended
                                                        March 31,
                                                   2005           2004
Cash Flows from Operating Activities:
 Net loss                                      $(3,215,797)    $  (1,276,940)
 Adjustments to reconcile net loss
 to net cash used by operating activities:
  Depreciation and amortization expense              8,523            35,301
  Non-cash expenses                                244,272           985,420
  Impairment of goodwill                         1,191,967                 -
  Amortization of discount on notes payable      1,400,000                 -
  Change in assets and liabilities:
    restricted cash                                      -           (69,820)

  accounts receivable                                  954            (1,324)
    inventory                                         (627)              659
    prepaid expenses                                45,500            (4,460)
     accounts payable and
     accrued expense                               114,499             1,991
    customer deposits                                    -             7,000
                                                ----------     -------------
      Net Cash (Used) by Operating
      Activities                                  (210,709)         (322,173)
                                                ----------     -------------
Cash Flows from Investing Activities:
     Purchase of property & equipment               (6,701)           (6,222)
                                                ----------     -------------
       Net Cash (Used) by Investing Activities      (6,701)           (6,222)
                                                ----------     -------------
Cash Flows from Financing Activities:
     Proceeds from Issuance of convertible
       note payable                              1,400,000                 -
     Proceeds from issuance of common stock        146,226         1,336,972
     Payment of stock offering cost                      -           (91,253)
     Proceeds from issuance of notes payable
      - related party                              (25,076)                -
                                                ----------     -------------
       Net Cash Provided by Financing Activities 1,521,150         1,245,719
                                                ----------     -------------
Net Increase in Cash                             1,303,740           917,324
Cash at Beginning of Period                        445,702            53,544
                                                ----------     -------------
Cash at End of Period                           $1,749,442     $     970,868
                                                ==========     =============
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the periods for:
       Interest                                 $    4,830     $       5,000
       Income taxes                             $        -     $           -

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2005:

     The Company issued 22,500 common shares valued at $54,900 for consulting services.

     The Company issued 60,000 common shares valued at $141,000 for investor relations services.

     The Company issued 20,584 common shares valued at $48,372 to 18 employees for the exercise of options.

     The Company issued 100,000 common shares upon conversion of $50,000 of the 8% convertible note payable.

     The Company issued 787,176 common shares the purchase of the remaining 5% minority shares of WSC. The resulting goodwill of $1,191,967 was impaired immediately.

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

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for all the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

     Organization - Wizzard Software Corporation ["Parent"] a Colorado corporation, was organized on July 1, 1998. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. On January 19, 2005, Parent acquired the remaining 5% minority interest of Wizzard Software Corp. ["Subsidiary"], wherein Wizzard Software Corp. was merged into Parent. The Company engages primarily in the development, sale, and service of custom and packaged computer software products. On May 22, 2001 the Company purchased all of the issued and outstanding shares of Speech Systems, Inc. in a transaction accounted for as a purchase. On April 9, 2004, the Parent organized Wizzard Merger Corp. ("WMC") a New York corporation to acquire and dissolve into, the operations of MediVoxRx Technologies, Inc., a New York Corporation, in a transaction accounted for as a purchase. WMC engages primarily in the development, sale, and service of a talking prescription pill bottle.

     Consolidation - The financial statements presented reflects the accounts of Wizzard Software Corporation, , Wizzard Merger Corp, and Speech Systems, Inc. as of March 31,2005. On January 19, 2005 Wizzard Software Corp. was merged into the parent upon the parent acquiring the remaining 5% minority interest. The Company recorded no liability for the approximate 5% non-controlling interest prior to the acquisition by Parent as Wizzard Software Corp. had a stockholders deficit at the time of original merger. Further the net loss for Wizzard Software Corp. for the period from January 1, 2005 through January 19, 2005 and the three months ended March 31, 2004 applicable to the 5% non-controlling interest was not allocated to the non-controlling interest as there is no obligation of the non-controlling interest to share in such losses. All significant inter-company transactions between the Parent and Subsidiary have been eliminated in consolidation.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash balance at one financial institution located in Pittsburgh, Pennsylvania. At March 31, 2005, the Company had $1,649,442 in excess of federally insured amounts.

     Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2005, the Company has not established an allowance for doubtful accounts which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the periods presented are insignificant for disclosure.

     Inventories - Inventories consist of $87,321 in raw materials at March 31, 2005 and are carried at the lower of cost or market as determined on the first-in first-out method.

     Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets of five years to thirty nine years.

     Intangible assets - Intangible assets consist of the rights, interest, title patents, trademarks, a purchased website and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc., purchased rights to a Merchant Operating Understanding for the distribution of the Company's products and domain name registration and were being amortized over two to five years on a straight-line basis until their impairment during 2004.

     Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at March 31, 2005.

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

     Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104. The Company sells packaged and custom software products and related voice recognition product development consulting. Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has
     been received and the software has been shipped.   Revenue is
     recognized, net of discount and allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at December 31, 2004 amounted to $0, respectively. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided. Such items are included in net revenues and amounted to $20,000 and $11,850 for the three months ended March 31, 2005 and 2004, respectively.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loss Per Share - The Company computes loss per share in accordance with
     (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive [See Note 6].

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

     Stock Options - The Company accounts for the stock option plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in the three months ended March 31, 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                       2005        2004
                                                   ___________  ___________
          Net (Loss)          As reported          $(3,215,797) $(1,276,940)
          Add: Stock-based employee compensation
            expense included in reported net income          -            -
          Deduct: Total stock-based employee
            compensation expense determined under
            fair value based method                          -            -
                                                   ___________  ___________
          Net (Loss)          Proforma             $(3,215,797) $(1,276,940)
                                                   ___________  ___________

          Basic and diluted loss per share
               As reported                        $       (.12) $      (.06)
               Proforma                           $       (.12) $      (.06)

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2   GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses from inception, has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings and by substantially increasing sales. There is no assurance that the Company will be successful in achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3   PROPERTY & EQUIPMENT

     The following is a summary of property and equipment:
                                                  March 31, 2005
                                                  ____________

          Furniture, fixtures and equipment       $    101,269
          Production Molds                              47,710
          Software                                       6,658
                                                        ------
                                                       155,637
               Accumulated Deprecation                ( 58,132)
                                                       -------
               Property & Equipment, net          $     97,505
                                                       -------

     Depreciation expense for the three months ended March 31, 2005 and 2004 was $8,523 and $6,272, respectively.

NOTE 4   CONVERTIBLE NOTES PAYABLE

     5% Convertible Notes Payable - On February 8, 2005, the Company closed a Subscription Agreement by which three institutional investors ("Subscribers") purchased: 5% convertible promissory notes having a total principal amount of $1,400,000, convertible into 933,333 shares of the Company's common stock at a price of $1.50 per share, plus Class A Warrants to purchase a total of 466,667 shares of common stock at a price of $2.50 per share, exercisable for three years; and Class B Warrants to purchase a total of 933,334 shares of common stock at a price of $1.50 per share, exercisable until 150 days after the effective date of the Registration Statement described below. The notes mature June 22, 2006. As of March 31, 2005, the balance of the note is
$1,400,000 with related accrued interest payable of $11,288.

     The $1,400,000 in proceeds has been recorded as paid in capital based on their relative fair value of $574,184, $308,989 and $516,827, for the beneficial conversion feature of the Convertible Notes Payable, Class A Warrants and Class B Warrants, respectfully. The Company upon issuance recorded interest expense of $1,400,000 for the discount on the note as the note is immediately convertible and warrants are immediately exercisable in accordance with EITF 98-5 and EITF 00-27.

     The Company was required to file a Registration Statement registering all shares issuable upon conversion of the promissory notes and the warrants. The Registration Statement must be declared effective not later than 120 days after the closing date. For every 30 day period that either of these deadlines have not been met, the Company is to pay to the subscribers liquidated damages equal to two percent of the purchase price of the promissory notes remaining unconverted and the purchase price of the shares issued upon conversion of the notes.

     Convertible Note Payable - On September 14, 2001, the Company issued a Series 2001-A 8% convertible note payable of the Company in the amount of $250,000, with a maturity date of August 1, 2011. The Note is convertible in to the Company's common stock at the lower of $.50 per share or 75% of the closing bid price. During the year ended December 31, 2001, $15,000 of the note with related accrued interest of $208 was converted into 30,416 shares of common stock. As the conversion price was below the fair value of the common stock on the date issued the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $250,000 discount on the note. The discount was recorded as interest expense on September 14, 2001 as the note is immediately convertible. The note further calls for the Company to register the underlying shares into which the note can be converted and if said share are not registered as of March 15, 2003 the Company will owe a penalty of $7,500 and $10,000 for every month thereafter, accordingly the Company has included $67,500 in accounts payable for penalties on the Note at March
     31, 2004.   The penalties were paid on May 3, 2004 through
     the issuance of 19,286 common shares. As of March 31, 2005, the balance of the note is $50,000 with related accrued interest payable of $10,303.

     Related Party Notes Payable - During the year ended December 31, 2001, a shareholder loaned the Company $46,076. The demand note is unsecured and accrues interest at 5% per annum. As of March 31, 2004, a balance of $25,076 remained outstanding on the note with related accrued interest of $4,522. On March 31, 2005, the note with related accrued interest of $4,830 were paid.

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

NOTE 5   CAPITAL STOCK

     Exercise of Warrants - On January 6, 2005, March 18, 2005 and March 28, 2005, the Company issued 4,339, 40,000 and 50,000 common shares, respectively upon the exercise of warrants at $1.55 per share.

     Conversion of Note Payable - During 2005, the Company has issued 100,000 common shares upon conversion of $50,000 of the 8% convertible note payable.

     Stock for Services - On February 11, 2005, the Company issued 22,500 common shares for consulting services valued at $54,900.

     On February 15, 2005, the Company issued 60,000 common shares for investor relations services valued at $141,000

     Stock for Employee Services - On February 15, 2005, the Company issued 20,584 common shares upon the exercise of options for consulting services valued at $48,166.

     Acquisition of Minority Interest - On January 19, 2005, the Company shareholders approved the acquisition of the 5% minority interest of Wizzard Software Corp ("WSC") wherein WSC was merged with and into the Parent through the issuance of 787,176 common shares of the Parent for the 787,176 minority shares of WSC.

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

     The relative fair values of the warrants and beneficial conversion feature were estimated using the black-scholes pricing model using the following variable volatility of 104%, risk free interest rate of 3%, expected yield of 0% and estimated lives of one to three years.

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

     On March 25, 2004, the Company issued 250,000 common shares for $825,000 in investor relations / consulting services.

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   CAPITAL STOCK

     2004 Stock Option Plan - During 2004, the Board of Directors adopted a Stock Option Plan (2004 Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under
     Section 422 of the Internal Revenue Code (Section 422 provides certain
     tax advantages to the employee recipients).   The total number of shares
     of common stock available under the Plan may not exceed 200,000. At March 31, 2005 total options available to be granted under the Plan amounted to 21,950, respectively. During the three months ended March 31, 2005, the Company granted 38,084 options which were immediately exercised for services valued at $91,072.

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


          Warrants

     A summary of the status of the warrants granted at March 31, 2005 and 2004 and changes during the three months then ended is presented below:

                                       March 31, 2005       March 31, 2004
                               _______________________ _______________________
                                      Weighted Average        Weighted Average
                               Shares   Exercise Price Shares   Exercise Price
                               _______________________________________________
  Outstanding at beginning of
    year                       786,174        $1.55    608,076         $1.28
       Granted               1,400,000        $1.83    412,086         $1.55
       Exercised               (94,339)       $1.55   (588,076)        $1.32
       Forfeited                     -            -          -             -
       Expired                       -            -          -             -
                             _________________________________________________
  Outstanding and exercisable
   at end of period          2,091,835        $1.73    432,086         $1.49
                             _________________________________________________

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

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6   LOSS PER SHARE

     The following represents the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:
                                            For the Three Months Ended
                                                      March 31,
                                                      ---------
                                                2005             2004
                                                ----             ----

     Loss from continuing operations available
       to common shareholders (numerator)       $ (3,215,797)   $ (1,276,940)
                                                  -----------      ---------
     Weighted average number of common shares
       outstanding during the period used in
       per share calculations (denominator)       26,835,990      23,158,789
                                                   ----------     ----------

     At March 31, 2005, the Company had 2,091,835 warrants outstanding to purchase common stock of the Company at $.25 to $1.55 per share, a 8% convertible note payable wherein the holder could convert the note into a minimum of 100,000 shares of common stock and a 5% convertible note payable wherein the holder could convert the note into 933,333 shares, [See Note 4], which were not included in the loss per share computation because their effect would be anti-dilutive.

     At March 31, 2004, the Company had 432,086 warrants outstanding to purchase common stock of the Company at $.25 to $1.55 per share and a convertible note payable wherein the holder could convert the note into a minimum of 470,000 shares of common stock, [See Note 4], which were not included in the loss per share computation because their effect would be anti-dilutive. Subsequent to the quarter ended March 31, 2004, the Company agreed to issue 150,037 shares upon the purchase all of issued and outstanding shares and settlement of certain outstanding debt of MedivoxRx Technologies, Inc..

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2005 operating loss carryforwards of approximately $14,500,000 which may be applied against future taxable income and which expires in various years through 2025.

     The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recorded for the loss carryforward. The net deferred tax assets are approximately $4,930,000 as of March 31, 2005, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the period ended March 31, 2004 is approximately $680,000.

NOTE 8   GOODWILL

     As a result of the acquisition of the remaining 5% minority interest of Wizzard Software Corp. (Subsidiary), the Company recorded Goodwill of $1,191,967, which was immediately impaired.

NOTE 9   COMMITMENTS AND CONTINGENCIES

     Contingent Consideration for the Acquisition of MedivoxRX - In connection with the acquisition of assets of MedivoxRx Technologies, the Parent will issue an additional 100,000 restricted common shares to the former stockholders of MediVoxRX upon the successful development, testing and installation of the planned automated system whereby the audio to be loaded on the talking pill bottle is generated and automatically loaded using TTS plus technology. Wizzard Merger Corp. must achieve repeat sales from at least eight Veterans Administration
     (VA) sites and total VA sales in excess of 5,000 units with a specified gross margin within a six month period of the closing date of the acquisition.

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

     In connection with the agreement with AT&T to sell to AT&T's OEM Natural Voices desktop product licenses, the Company is required to make minimum purchase of $125,000 per each six month period beginning July 2004 through June 2007.

     In connection with the agreement with IBM to sell IBM's OEM ViaVoice desktop products licenses the Company is required to make minimum purchases of $12,500 per quarter beginning July 2003 through June 2005.

     The Company is from time to time involved in routine legal and administrative proceedings and claims of various types. While any proceedings or claim contains an element of uncertainty, Management does not expect on our results of operations or financial position.

NOTE 10   SUBSEQUENT EVENTS

     On April 11, 2005 the Company issued 10,000 common shares for consulting services valued at $ 19,000.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Highlights of 1st quarter, 2005
------------------------------------

     In the first quarter of 2005, Wizzard had several significant accomplishments and successfully moved forward on many aspects of our business plan. Some of these accomplishments broken down by internal business group, include:

               2005 Technology & Services Group Accomplishments

     The Technology & Services Group had its best revenue generating quarter in company history with 125 new customers added in the first quarter of 2005. Management believes this growth was due in large part to the addition of AT&T's Natural Voices Server Edition product line in conjunction with the solid execution of our marketing plan by the entire Technology & Services Group.

     In the first quarter of 2005, the marketing department for Wizzard was given the challenge of improving Wizzard's web site rankings for the most popular search engines by the Technology & Services Group. Due to the fact that a large percentage of our customer leads are derived through our web site, improving these rankings tends to have a direct effect on increasing customer demand and lead generation for our speech technology sales. To date, this project has been successful and our rankings in search engine results in the first quarter jumped dramatically with 7 of our main pages in the top 5 search results ranking, 11 of our pages in the top 10 and 20 of our pages in the top 20 results. Also, Wizzard's web site was added to IBM's Accessibility center, vastly increasing our visibility and aiding our Technology & Services customers with promotion of their accessibility products, a new service we offer our customers which has been well received.

     The Technology & Services Group added new alert/broadcast customers in the first quarter of 2005. Alert/broadcasting is a customer trend which was identified several months prior in the accessibility, education and government fields. Additionally, the Technology and Services Group continues to focus on several key markets in ATMs, simulators and medical dictation.

          2005 New Products Group Accomplishments

     The New Products Group released a new version of VoiceNET which allows users of a network to access their voice profile from any system on the network. Additionally, a new Drug Lexicon was released for the MedivoxRx Technologies Talking Pill Bottle pharmacy solution and the New Products Group made significant progress with new product creation for the Home Health Care industry.

               2005 Solutions and Channels Group Accomplishments

     In the first quarter of 2005, in large part due to a telemarketing test campaign, the Solutions and Channels Group signed multiple "Mom & Pop" pharmacies and other healthcare related organizations to distribute Rex Home Kits including Able Home Aides, Health One, AmeriPharm, Rx Consultants and Oswald Pharmacy. To support the launch of the product at each store, promotions including press releases, local media relations and in-store promotional materials were provided. Our marketing department in conjunction with the Solutions & Channels Group was successful in securing numerous high profile articles with local, regional and national publications.

     Rex - The Talking Pill Bottle was also added to Wizzard's Quixtar distribution channel this quarter when we opened our new "Talking Products" Partner Store to positive response selling Home Kits within the first 24 hours of the store opening. The store opening was announced through a press release, as well as a feature story on the Quixtar site. Hundred's of thousands of Quixtar Independent Business Operators can now earn money marketing our Talking Pill Bottle to doctors, pharmacies and other health care related businesses throughout North America.

     The Solutions & Channels Group made significant progress on adding nationwide pharmacy accounts and national pharmacy distributors in the first quarter and expects these results to show in the next two quarters as the larger accounts tend to take time to close.

          2005 General & Administrative Accomplishments

     Management closed a subscription agreement by which three institutional investors purchased $1.4M in unsecured debt from the Company. The subscription agreement, including notes and warrants if fully exercised, will bring the aggregate gross proceeds realized to approximately $3.96M for the Company.

     The Wizzard Internal System, which was created as an internal workflow system to run a substantial portion of Wizzard's internal operations, was updated and ten new modules were added in the first quarter of 2005 covering e-commerce credit card processing, purchase order streamlining, order entry and customer payment scheduling. This system has already made our workers more efficient and management believes that as we continue to improve the processes and procedures of the system our employees will continue to increase their productivity while at the same time the Company's controls and oversights will improve for better compliance with Sarbanes-Oxley regulations.

     William McLay was hired as Chief Financial Officer and management believes he will significantly contribute to Wizzard's operational efficiency and future growth.

     The Company entered into a Letter of Intent to acquire Interim of Wyoming, a home health care agency. Phase I of our due diligence investigation was completed and management believes the transaction will close in the 2nd quarter of 2005. However, the closing of this transaction is not assured.

Results of Operations.
----------------------

Three Months Ended March 31, 2005 and 2004.
-------------------------------------------

     During the quarterly period ended March 31, 2005, Wizzard recorded revenues of $223,561, a 130.3% increase from revenues of $97,064 in the first quarter of 2004. The increase for the first quarter of 2005 was due primarily to increased sales of AT&T and IBM runtimes.

     Cost of goods sold totaled $143,006 in the first quarter of 2005, versus $78,612 in the first quarter of 2004. This increase of approximately 81.9% is attributed primarily to the increased volume of sales. Wizzard posted a gross profit of $80,555 in the first quarter of 2005, a 337% increase versus a gross profit of $18,452 in the first quarter of 2004.

     In the quarter ended March 31, 2005, operating expenses totaled $1,883,146 which was a 46.5% increase over operating expenses of $1,285,234 in the first quarter of 2004 due in large part to a one time, non-cash impairment of goodwill of $1,191,967 as a result of merging our Delaware subsidiary into our Colorado corporation. Continuing the break out of our operating expenses, our selling expense in the first quarter of 2005 was $43,640 versus $69,481 in 2004. Our general and administrative expenses were $502,053 in 2005 versus $230,333 in 2004 due in part to $54,900 in non-cash consultant compensation, and $48,372 in non-cash employee compensation as well as an increase in legal fees from acquisition and financing related work. The increase in our general and administrative expenses was also partly due to the inclusion of Medivox' general and administrative expenses. Research and Development expenses were $4,486 versus $0 in 2004. In 2004 we had an expense of $160,420 for the re-pricing of warrants which we did not incur in the first quarter of 2005. Our non cash expense for investor relations was $141,000 in the first quarter of 2005 versus $825,000 in the first quarter of 2004.

     In the quarter ended March 31, 2005, Wizzard incurred a non cash interest expense of $1,400,000 for amortization of discount in conjunction with our $1,400,000 note we sold to three separate institutional investors. Total interest expenses for the first quarter of 2005 were $1,413,206 versus $10,158 in the first quarter of 2004.

     Wizzard's net loss was $3,215,797, or $0.12 per share, in the quarter ended March 31, 2005. This represents a 152% increase from our net loss of $1,276,940, or $0.06 per share, in the first quarter of 2004. This increase in net loss is in large part attributed to two, one-time, non-cash expenses mentioned above for the goodwill impaired as a result of the internal merger of the Wizzard Delaware and Wizzard Colorado companies and the interest incurred for the amortization of the discount on the warrants and note we sold when closing $1.4M in unsecured debt.

Liquidity and Capital Resources.
--------------------------------

     Cash on hand was $1,749,442 at March 31, 2005, an increase of $778,574 over the $970,868 on hand at December 31, 2004. This change was due to cash provided by financing activities. For the three months ended March 31, 2005, we received $1,400,000 when we closed a 5% convertible note subscription agreement and $146,226 in proceeds from the exercise of warrants, and paid $25,076 in notes payable to a related party. Cash used in operations for the three months ended March 31, 2005 was $210,709, a decrease of approximately 34.6% over the $322,179 cash used in operations for the three months ended March 31, 2004. Cash used in investing activities for the three months ended March 31, 2005 consisted of $6,701 for the purchase of needed office equipment updates.

     The Company used common stock to pay $244,272 in consulting, investor relations and employee services during the three months ended March 31, 2005. In so doing, we believe we have conserved Wizzard's cash liquidity for operational purposes.

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

Looking Forward
---------------

Looking Forward   Technology and Services Group

     Over the next 12 months we plan to continue to execute our current business plan, focusing our efforts on speech technology business solutions for programmers and enterprise businesses interested in incorporating and using speech technologies for their workforce and in their products and services. We plan to continue to expand our efforts in attracting customers to use our VoiceTools product line as well as our customized programming and consulting services through the leads we generate by distributing our Voice Tools, IBM's OEM ViaVoice desktop products and AT&T's OEM Natural Voices desktop and telephony products, on a worldwide basis.

     The Technology & Services Group plans to increase outbound, proactive sales calls while utilizing ever growing referrals from satisfied customers and rewarding current customers with marketing assistance on the Wizzard web site. The Group will have a significant presence at the annual SpeechTEK industry trade show in New York City in August.

     Additionally, the Technology and Solutions Group plans to increase management focus on revenue growth and profit by significantly expanding our TTS market footprint through the recent addition of AT&T's Natural Voices TTS Server product, the recent launching of IBM's TTS for Linux product into relevant target markets and expanding our speech recognition market penetration with the new WizzScribe product, based on IBM's large vocabulary server based batch processing product line, into the call center and home health care markets. Management plans to increase revenues through the cross selling of our Consulting Packages, Support Packages and Commercial Distribution Licenses to customers acquired through leads from the sales of our own and our partner's programming tools and runtime engines. Management feels that in addition to our strong line of past speech offerings, the three new products we recently received as a result of our expansion of current agreements with IBM and AT&T, our Technology and Solutions Group revenue contribution to Wizzard Software should increase significantly over the next twelve months.

     Finally, management believes that in addition to previously mentioned target markets, the growing number of government rules and regulations and the slow but progressive enforcement of these rules and regulations could make the adoption of speech technology more widespread than previously anticipated. While the market for selling speech products to blind individuals is limited to the number of blind individuals, the market for complying with rules requiring a company's products and services be accessible to the blind, is significantly larger. Public restaurants provide an example: While the overall number of handicapped individuals frequenting an establishment may be small, they still have to have handicapped parking and handicapped accessible restrooms. If an airline is offering an internet only special the question now becomes, is the internet accessible to everyone? How does a blind person take advantage of an internet only special fare? Speech technology can help and we believe the market for speech technology, as an accessibility/compliance providing technology, could be the defining market for our business and what compels widespread adoption.

Looking Forward - Products and Channels Group (MedivoxRx Technologies)

     The Products and Channels Group plans to focus its near term future efforts on Wizzard's newly acquired MedivoxRx business and its Talking Pill Bottle product line. The Group plans to begin installations of its recently completed Automated Pharmacy product in both government and retail pharmacies in the U.S. along with the launch of its Home Kit independent living product line in retail pharmacies in the U.S. Currently, MedivoxRx is focusing its efforts on marketing the retail Home Kits to individual and small chains of pharmacies along with marketing its pharmacy solution to the national retail pharmacy chains. The initial efforts have show great promise with several pharmacies purchasing and reselling our products in the first three months of the campaign launch. MedivoxRx has retained a telemarketing service and is currently targeting the states of Illinois and Maryland with impressive results in the early stages of the marketing campaign while at the same time finalizing efforts with a national medical distributor to carry the product nationwide.

     The Products and Channels Group will attend and speak at several pharmaceutical and industry relevant trade shows to increase demand for the Talking Pill Bottle. In addition to the expanding sales efforts, MedivoxRx plans to increase its lobbying efforts of insurance companies and government regulators encouraging Medicare and insurance companies to realize the benefits of the Talking Pill Bottle and cover its cost for deserving individuals.

Looking Forward - General & Administrative

     In order to pursue acquisitions and fund operations in 2005, Wizzard sold $1.4M in debt and continues to receive small investments through the exercise of its warrants. Wizzard plans to continue to work towards our quarterly positive cash flow goal based on expanding revenues. After nine years of operating Wizzard, management confidently feels our funding methods and efforts to become profitable will limit dilution for our shareholders and allow for the funding of operations over the next 12 months.

Looking Forward - New Products Group

     The key emphasis for the future of computing is the creation of the "simple and practical" user interface. Wizzard believes that Speech Technologies, applied properly, can be a major part of the future user interface of technology.

     Business customers and general consumers now demand data manipulation, personal entertainment and communications functions be integrated into a single hand held device. The Wizzard New Products Group is charged with finding new ways to allow speech and telecommunications to work together. Although speech technology is well entrenched in the Accessibility, Home Health Care and Telemedicine fields, the Wizzard New Products Group will continue to search for new, effective, and appropriate applications in these areas. On the desktop and throughout the enterprise the New Products Group continues to explore new directions to push the envelope towards specialized speech interfaces for casual, corporate and medical purposes.

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

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the software industry, the development of products that may be superior to the products offered by the Company, demand for financial services, competition, changes in the quality or composition of the Company's products, our ability to develop new products, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

     The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the quarterly period ended March 31, 2005, which were not registered under the Securities Act of 1933, as amended:


                      Date            Number of       Aggregate
Name of Owner         Acquired        Shares          Consideration
-------------         --------        ------          -------------


Bruce Phifer          2-11-05          5,000          Services valued at
                                                       $12,200

Arthur Douglas        2-15-05         60,000          Consulting services
& Associates                                          valued at $141,000


     On February 8, 2005, we closed a Subscription Agreement by which three institutional investors (collectively, the "Subscribers") purchased:

     * 5% convertible promissory notes having a total principal amount of $1,400,000, convertible into 933,333 shares of the Company's common stock at a price of $1.50 per share;

     * Class A Warrants to purchase a total of 466,667 shares of common stock at a price of $2.50 per share, exercisable for three years; and

     * Class B Warrants to purchase a total of 933,334 shares of common stock at a price of $1.50 per share, exercisable until 150 days after the effective date of the Registration Statement described below.

     Pursuant to the terms of the Subscription Agreement, on March 31, 2005, we filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form SB-2 providing for the registration of all shares issuable upon conversion of the promissory notes and the warrants. As of the date of this Report, the Commission has not yet declared the Registration Statement effective. On February 9, 2005, we filed with the Commission a Current Report on Form 8-K disclosing the terms of the Subscription Agreement. See Part II, Item 6 of this Report.


Item 3.   Defaults Upon Senior Securities.
          --------------------------------

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     None; not applicable.

Item 5.   Other Information.
          ------------------

     On March 18, 2005, we executed a Letter of Intent regarding the acquisition of all of the assets of Interim Health Care of Wyoming, Inc., a Wyoming corporation ("Interim"). As of the date of this Report, we have not entered into any definitive agreement with Interim, and we can not provide any assurance that the potential acquisition will be completed. We filed a Current Report on Form 8-K with respect to this matter on March 22, 2005. See
Part II, Item 6 of this Report.

     On April 4, 2005, which is subsequent to the period covered by this Report, our Board of Directors unanimously consented to the appointment of William F. McLay as our Chief Financial Officer, to serve in that capacity until the next annual meeting of our Board of Directors or his prior resignation or termination. We filed a Current Report on Form 8-K with respect to this matter on May 4, 2005. See Part II, Item 6 of this Report.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

          31 - 302 Certification of Christopher J. Spencer

          32 - 906 Certification.

     (b)  Reports on Form 8-K.

     8-K Current Report dated February 8, 2005, and filed with the Commission on February 9, 2005, regarding Subscription Agreement with three institutional investors.*

     8-K Current Report dated March 18, 2005, and filed with the Commission on March 22, 2005, regarding Letter of Intent with Interim.*

     8-K Current Report dated April 4, 2005, and filed with the Commission on May 4, 2005, regarding the appointment of William F. McLay as our Chief Financial Officer.*

     * Summaries of these Current Reports are modified in their entirety by reference thereto. These documents and related exhibits have previously been filed with the Commission and are incorporated herein by reference.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date: 5/16/05                               /s/ Christopher J. Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer

Date: 5/16/05                               /s/ Armen Geronian
      --------                             -------------------
                                           Armen Geronian, Director
                                           Secretary

Date: 5/15/05                               /s/ Gordon Berry
      --------                             -----------------
                                           Gordon Berry, Director

Date: 5/16/05                               /s/ Alan Costilo
      --------                             -----------------
                                           Alan Costilo, Director