Form 10KSB/A
period 2004-12-31
WIZZARD SOFTWARE CORP /CO
filed 2005-06-17
CIK 1074909

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

                               May 31, 2005

                                27,308,670

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

     * Company was successful in delisting its shares from the Berlin Bremen Stock Exchange.


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

Resales of Restricted Securities.
---------------------------------

     As of May 31, 2005, approximately 13,450,228 shares of our common stock were publicly traded. We expect that this number will increase by the 2,800,001 shares that we are in the process of registering for resale by certain security holders in a registration statement on Form SB-2. This increase of approximately 21% in the available shares for public trading may dramatically reduce the price of our common stock on the basis of supply and demand alone. In addition, in May, 2004, we registered a total of 2,472,526 shares of our common stock on a registration statement on Form SB-2. The sale of all or any portion of these shares may have a further negative effect on our stock price.

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

     We have estimated the costs of remedying the material weakness identified with respect to our internal controls over financial reporting at approximately $150,000. See Item 8A of this Report.


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

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will be required to adopt the provisions of SFAS No. 151 for fiscal years beginning after June 15, 2005. Management believes the provisions of this Standard will not have a significant effect on our financial position or results of operations.
                               F-10

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

     The material weakness identified relate to:

     * the lack of sufficient knowledge and experience among the internal accounting personnel regarding the application of US GAAP and SEC requirements;

     * insufficient written policies and procedures for accounting and financial reporting with respect to the current requirements and application of US GAAP and SEC disclosure requirements; and

     * segregation of duties, in that we had only one person performing all accounting-related duties.


     As required by Rule 13a-15(b) of the Securities and Exchange Commission, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Management has concluded that the Company's controls and procedures as of December 31, 2004, are effective at the reasonable assurance level. This is due to the compensating control provided by the significant day-to-day involvement of the Company's Chief Executive Officer in all aspects of the Company's operations in a small company atmosphere, and the Company's engagement of outside professionals with sufficient expertise in the application of US GAAP and SEC requirements, despite the Company's lack of such expertise until the hiring of its new Chief Financial Officer. The Company will continue to monitor, assess and work to improve the effectiveness of our internal control procedures related to internal controls, financial reporting and certain entity-wide controls related to corporate governance in order to comply with Section 404 of the Sarbanes Oxley Act of 2002. We expect to have these matters fully remediated by the end of 2006.

     We believe that each of these material weaknesses existed at December 31, 2004. Steps taken by Wizzard to remediate these weaknesses during 2005, include:

     * the hiring of William F. McLay as our Chief Financial Officer on April 4, 2005, and the education of Messrs. Spencer and Geronian and our accounting staff about GAAP and Securities and Exchange Commission requirements;

     * In the first quarter of 2005, we updated and added 10 new modules to our internal workflow system to cover e-commerce credit card processing, purchase order streamlining, order entry and customer payment scheduling.
This system has already made our workers more efficient and management believes that as we continue to improve the processes and procedures of the system our employees will continue to increase their productivity while at the same time the Company's controls and oversights will improve for better compliance with Sarbanes-Oxley regulations. This system provides a platform for us to determine where we should undertake additional segregation of duties among our employees and for determining how we can otherwise improve our disclosure controls and procedures; and

      * the segregation of accounting duties that had formerly been performed by one person among three persons, including Mr. McLay. As we continue to incorporate written policies and procedures for accounting and financial reporting, we will continue to implement additional segregation of duties.

     We believe that these steps have fully addressed the first material weakness identified above. Under the supervision of Mr. McLay, we are actively working on implementing written policies and procedures that will fully address the second material weakness, which we believe still exists. We expect that this process may take up to 12 months. As we continue to refine our internal workflow system and our written policies and procedures, we believe that we will identify other areas in which we can further segregate our employees' duties. Although we have taken significant steps to address this material weakness, we believe that it will continue to exist until we have fully addressed the written policies and procedures material weakness.

     The principal cost associated with our remediation of these material weaknesses has been the hiring of Mr. McLay, whose annual compensation totals approximately $100,000. The other remedial actions are being undertaken as part of Mr. McLay's job description, or the job descriptions of other already existing employees, which has not resulted in any additional increased costs. During the next 12 months, we expect to retain outside consultants to advise us and test our Sarbanes-Oxley compliance. We expect that the cost of these consultants will be approximately $50,000.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Each of Wizzard's directors, executive officers and 10% owners have filed a Form 3 Initial Statement of Beneficial Ownership with the Securities and Exchange Commission as follows:

       Name                                   Filing Date
       ----                                   -----------
       Christopher J. Spencer                 2/04/02
       Armen Geronian                         2/04/02
       Gordon Berry                           2/04/02
       Alan Costillo                          2/04/02
       Jack and Magee Spencer                 2/04/02
       Voice Recognition Investment, L.P.     2/06/02
    William F. McLay                       6/03/05

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

     None.

Termination of Employment and Change of Control Arrangements.
-------------------------------------------------------------

     None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of May 31, 2005:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------

                                            Number of Shares     Percent
Name and Address          Title              Beneficially Owned  of Class (1)
----------------          -----              ------------------  --------


Christopher J. Spencer    Director,           2,894,667          10.6%
2728 Bear Run Rd.         President and
Pittsburgh, PA 15237      Treasurer

Armen Geronian            Director and        2,774,912          10.2%
4346 Ludwick St.          Assistant
Pittsburgh, PA 15217      Secretary

Gordon Berry              Director              349,500           1.3%
4226 Stonehaven
So. Euclid, OH 44121

Alan Costilo              Director                  500          <0.1%
3557 Lakeview Drive
Delray Beach, FL 33445

William F. McLay          Chief Financial Officer   -0-            -0-
5001 Baum Boulevard
Suite 770
Pittsburgh, PA 15213

All officers and directors
as a group (5 persons)                        6,019,079          22.2%

             (1)  Based upon 27,308,670 outstanding shares at May 31, 2005.

                         FIVE PERCENT STOCKHOLDERS
                         -------------------------

                                         Number of Shares        Percent
Name and Address            Title        Beneficially Owned      of Class(1)
----------------            -----        ------------------      -----------

Christopher J. Spencer (2)  Director       2,894,667             10.6%
2728 Bear Run Rd.           President
Pittsburgh, PA 15237        and Treasurer

Armen Geronian              Director and   2,774,912             10.2%
4346 Ludwick St.            Assistant
Pittsburgh, PA 15217        Secretary

Voice Recognition           Stockholder    3,431,078             12.6%
Investment, L.P.
812 Kenmore Rd.
Chapel Hill, NC 27514

Jack and Magee Spencer (2)  Stockholders   2,912,307             10.7%
8609 Beaver Pond Lane
Fairfax Station, VA 22039

                                Total:    12,111,964             44.1%

          (1) Based upon 27,308,670 outstanding shares at May 31, 2005.

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


Date: 6/16/05                        By   /s/ Christopher J. Spencer
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


Date: 6/16/05                             /s/ Christopher J. Spencer
      -------                            ---------------------------
                                         Christopher J. Spencer
                                         Chief Executive Officer, President,
                                         Treasurer and Director


Date: 6/16/05                             /s/ Gordon Berry
      -------                            -----------------
                                         Gordon Berry, Controller and Director


Date: 6/16/05                             /s/ Armen Geronian
      --------                           -------------------
                                         Armen Geronian
                                         Director


Date: 6/16/05                             /s/ Alan Costilo
      -------                            -----------------
                                         Alan Costilo
                                         Director