Form 10QSB/A
period 2005-03-31
WIZZARD SOFTWARE CORP /CO
filed 2005-06-17
CIK 1074909

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

                       Common - 27,308,670 shares

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

     The following changes in our internal controls over financial reporting occurred during the first quarter of 2005 (unless indicated otherwise):

     * In the first quarter of 2005, we updated and added 10 new modules to our internal workflow system to cover e-commerce credit card processing, purchase order streamlining, order entry and customer payment scheduling.
This system has already made our workers more efficient and management believes that as we continue to improve the processes and procedures of the system our employees will continue to increase their productivity while at the same time the Company's controls and oversights will improve for better compliance with Sarbanes-Oxley regulations. This system provides a platform for us to determine where we should undertake additional segregation of duties among our employees and for determining how we can otherwise improve our disclosure controls and procedures; and

     * the hiring of William F. McLay as our Chief Financial Officer on April 4, 2005 (which is subsequent to the period covered by this Report), and the education of Christopher J. Spencer and Armen Geronian and our accounting staff about GAAP and Securities and Exchange Commission requirements;

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

     As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our President /Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President/Treasurer concluded that our disclosure controls and procedures are effective at the reasonable assurance level and are designed to provide reasonable assurance that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.



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

                                         WIZZARD SOFTWARE CORPORATION

Date: 6/16/05                               /s/ Christopher J. Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer

Date: 6/16/05                               /s/ Armen Geronian
      --------                             -------------------
                                           Armen Geronian, Director
                                           Secretary

Date: 6/16/05                               /s/ Gordon Berry
      --------                             -----------------
                                           Gordon Berry, Director

Date: 6/16/05                               /s/ Alan Costilo
      --------                             -----------------
                                           Alan Costilo, Director