Form 10KSB/A
period 2004-12-31
WIZZARD SOFTWARE CORP /CO
filed 2005-07-29
CIK 1074909

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

     During 2004 and 2003, we had depreciation expenses of $34,943 and $33,136, respectively. Research and development expense also increased to $65,705, from $0 in the prior year related to the integration of the text to speech technology into the Talking pill bottle. Wizzard incurred non-cash legal, public relations and consulting fees of $2,867,558 in fiscal 2004, as compared to $1,124,815 in 2003. Of this non-cash amount in fiscal 2004, $1,545,400 was for investor relations, $657,738 was for general and administrative expense, $548,582 for selling expense and $115,838 for research and development expense. For fiscal 2003, the non-cash amount included $574,000 for investor relations, with the balance for general and administrative expense. Due to the increased liquidity of its common stock traded on the OTC Bulletin Board exchange, Wizzard has been able to pay for valuable and sometimes critical services with restricted and unrestricted common stock. This has helped us to use our cash for general and administrative operations. For all such stock issuances, we valued the stock at the market price at the close of the day of issuance. All related expense was recorded the same day.

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

     We believe that this material weakness has existed from the Company's inception, although it was only brought to light in connection with the relatively new requirement that management present its assessment of the effectiveness of its internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.

     As required by Rule 13a-15(b) of the Securities and Exchange Commission, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our President/Treasurer has concluded that the Company's controls and procedures as of December 31, 2004, are not effective at the reasonable assurance level, despite the compensating control provided by the significant day-to-day involvement of the Company's Chief Executive Officer in all aspects of the Company's operations in a small company atmosphere, and the Company's engagement of an outside professional with sufficient expertise in the application of US GAAP and SEC requirements, despite the Company's lack of such expertise until the hiring of its new Chief Financial Officer.

     The significant day-to-day involvement of our Chief Executive Officer includes:

     * his approval of all new hires and all Company purchases over the amount of $500;

     * the requirement that all checks over the amount of $2,500 bear two signatures, one of which must be the Chief Executive Officer's signature;

     * his approval of all transactions requiring credit approval; and

     * his involvement in the analysis and approval of all acquisitions and dispositions of assets.

These policies have been in place since Wizzard's inception.

     The outside accounting professional was engaged during the first quarter of 2005 to advise the company in the preparation of its financial statements and Form 10-KSB for the calendar year ended December 31, 2004. This outside professional has significant expertise in the application of US GAAP and SEC requirements, which has compensated for the lack of such expertise within the Company prior to the hiring of our new Chief Financial Officer, as discussed below. The fees for the outside professional's services have totaled approximately $825. This professional is not associated with our independent public accounting firm.

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

     The principal cost associated with our remediation of these material weaknesses has been the hiring of Mr. McLay, whose annual compensation totals approximately $100,000. The other remedial actions are being undertaken as part of Mr. McLay's job description, or the job descriptions of other already existing employees, which has not resulted in any additional increased costs. During the next 12 months, we expect to retain outside consultants to advise us and test our Sarbanes-Oxley compliance. We expect that the cost of these consultants will be approximately $50,000, and that our cash on hand will be sufficient to pay this expense. This figure is in addition to the amount that we have paid to the outside professional to assist with the preparation of our financial statements and Form 10-KSB for the calendar year ended December 31, 2004. Mr. McLay, who was hired as our Chief Financial Officer in April, 2005, has assumed the duties that had been performed by this professional.

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


Date: 7/28/05                        By   /s/ Christopher J. Spencer
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


Date: 7/28/05                             /s/ Christopher J. Spencer
      -------                            ---------------------------
                                         Christopher J. Spencer
                                         Chief Executive Officer, President,
                                         Treasurer and Director


Date: 7/28/05                             /s/ Gordon Berry
      -------                            -----------------
                                         Gordon Berry, Controller and Director


Date: 7/28/05                             /s/ Armen Geronian
      --------                           -------------------
                                         Armen Geronian
                                         Director


Date: 7/29/05                             /s/ Alan Costilo
      -------                            -----------------
                                         Alan Costilo
                                         Director