Form 10QSB
period 2005-06-30
WIZZARD SOFTWARE CORP /CO
filed 2005-08-15
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2005
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

                            August 09, 2005

                       Common   27,873,617 shares

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

                              ASSETS

                                                           June 30, 2005
                                                            ___________
CURRENT ASSETS:
  Cash                                                     $  1,289,596
  Accounts receivable, net                                       29,141
  Inventories                                                    82,533
  Prepaid expenses                                               24,083
                                                             __________
        Total Current Assets                                  1,425,353
                                                             __________
PROPERTY & EQUIPMENT, net                                        97,414
                                                             __________
  DEPOSITS                                                        8,124
                                                            ___________
        Total Other Assets                                        8,124
                                                            ___________
                                                           $  1,530,891
                                                            ___________

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                         $    220,467
  Accrued expenses                                               40,804

                                                             __________
        Total Current Liabilities                               261,271
                                                            ___________

CONVERTIBLE NOTES PAYABLE                                     1,425,000
                                                            ___________
        Total Liabilities                                     1,686,271
                                                            ___________
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized, no shares issued and
   outstanding                                                        -
  Common stock, $.001 par value,
   100,000,000 shares authorized, 27,364,867
   shares issued and outstanding, respectively                   27,365
  Additional paid-in capital                                 17,195,982
  Accumulated deficit                                       (17,378,727)
                                                            ___________
        Total Stockholders' Deficit                            (155,380)
                                                            ___________
                                                           $  1,530,891
                                                            ___________
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the Three       For the Six
                                        Months Ended           Months Ended
                                          June 30,              June 30,
                                   ____________________  ____________________
                                       2005       2004     2005        2004
                                   _________  _________  _________  _________
NET SALES                          $ 291,523  $ 111,021  $ 515,084  $ 208,085

COST OF GOOD SOLD                    140,655    114,738    283,661    193,350
                                   _________  _________  _________  _________
  Gross Profit (Loss)                150,868     (3,717)   231,423     14,735
                                   _________  _________  _________  _________
EXPENSES:
  General and administrative         638,397    941,990  1,281,451  1,172,323
  Selling                            135,869     67,353    179,509    136,834
  Investor relations consulting            -          -          -    825,000
  Compensation for re-pricing warrants     -          -          -    160,420
  Research and development            28,803     33,000     33,289     33,000
  Impairment of goodwill                   -          -  1,191,967          -
                                   _________  _________  _________  _________
        Total Expenses               803,069  1,042,343  2,686,216  2,327,577
                                   _________  _________  _________  _________
LOSS FROM OPERATIONS                (652,201)(1,046,060)(2,454,793)(2,312,842)
                                   _________  _________  _________  _________
OTHER EXPENSE
  Interest Expense                    38,860      4,217  1,452,065     14,375
  Loss on abandoned leaseholds             -     30,869          -     30,869
                                   _________  _________  _________  _________
        Total Other Expense           38,860     35,086  1,452,065     45,244
                                   _________  _________  _________  _________
LOSS BEFORE INCOME TAXES            (691,061)(1,081,146)(3,906,858)(2,358,086)

CURRENT TAX EXPENSE                        -          -          -          -

DEFERRED TAX EXPENSE                       -          -          -          -
                                    _________  _________  _________  _________
NET LOSS                        $(691,061)$(1,081,146)$(3,906,858)$(2,358,086)
                                   _________  _________  _________  _________

BASIC AND DILUTED LOSS
  PER COMMON SHARE               $      (.03) $    (.04)$     (.14) $   (.10)
                                   _________  _________  _________  _________



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Six
                                                          Months Ended
                                                            June 30,
                                                     ______________________
                                                         2005        2004
                                                     __________ ___________
Cash Flows from Operating Activities:
  Net loss                                          $(3,906,858)$(2,358,086)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization expense                17,542      74,496
    Common Stock issued for consulting and
     Investor relations services                        497,297   1,649,509
    Impairment of goodwill                            1,191,967           -
    Amortization of discount on notes payable         1,400,000           -

    Loss on abandoned leasehold improvements                  -      30,869
    Changes in assets and liabilities:
      Restricted cash                                         -    (58,671)
      Accounts receivable                               (10,442)     5,390
      Inventories                                         4,161       5,001
      Prepaid expense                                    44,654     (8,362)
      Other assets                                            -           -
      Accounts payable and accrued expense              100,051    (23,070)
                                                     __________  __________
        Net Cash Used in Operating Activities          (661,628)   (682,924)
                                                     __________  __________
Cash Flows from Investing Activities:
  Purchase of property & equipment                      (15,630)    (21,144)
                                                     __________  __________
        Net Cash Used in Investing Activities           (15,630)    (21,144)
                                                     __________  __________
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                146,228   1,935,959
  Payment of stock offering cost                              -   (127,283)
  Proceeds from long-term obligation                  1,400,000           -
  Payments on note payable - related party              (25,076)          -
                                                      _________  __________
        Net Cash Provided by Financing Activities     1,521,152   1,808,676
                                                      _________  __________
Net Increase in Cash                                    843,894   1,104,608

Cash at Beginning of Period                             445,702      53,544
                                                     __________  __________
Cash at End of Period                                $1,289,596  $1,158,152
                                                     __________  __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                         $        -  $        -
    Income taxes                                     $        -  $        -


                           (Continued)

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Continued)

Supplemental Schedule of Noncash Investing and Financing Activities:

For the six months ended June 30, 2005:
     The Company issued 29,500 common shares valued at $ 58,025 for consulting services.

     The Company issued 29,500 common shares upon the exercise of options for consulting services valued at $64,900.

     The Company issued 160,000 common shares valued at $326,000 for investor relations services.

     The Company issued 20,584 common shares valued at $48,372 to 18 employees for the exercise of options.

     The Company issued 150,000 common shares upon conversion of $75,000 of the 8% convertible note payable.

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

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for all the periods presented have been made.

     The accompanying unaudited consolidated financial statements have Been prepared in accordance with the instructions for form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

     Consolidation - The financial statements presented reflects the accounts of Wizzard Software Corporation, , Wizzard Merger Corp, and Speech Systems, Inc. as of June 30, 2005. On January 19, 2005 Wizzard Software Corp. was merged into the parent upon the parent acquiring the remaining 5% minority interest. The Company recorded no liability for the approximate 5% non-controlling interest prior to the acquisition by Parent as Wizzard Software Corp. had a stockholders deficit at the time of original merger. Further the net loss for Wizzard Software Corp. for the period from January 1, 2005 through January 19, 2005 and the six months ended June 30, 2004 applicable to the 5% non-controlling interest was not allocated to the non-controlling interest as there is no obligation of the non-controlling interest to share in such losses. All significant inter-company transactions between the Parent and Subsidiary have been eliminated in consolidation.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash balance at one financial institution located in Pittsburgh, Pennsylvania. At June 30, 2005, the Company had cash deposits of $1,189,596 in excess of federally insured amounts.

     Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2005, the Company has established an allowance for doubtful accounts of zero which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Amounts written off for the periods presented are insignificant for disclosure.

     Inventories - Inventories consist of $82,533 in raw materials at June 30, 2005 and are carried at the lower of cost or market as determined on the first-in first-out method.

     Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets consisting of five years to ten years.

     Definite life intangible assets   In 2004, the company had definite
     Intangible assets consisting of the rights, interest,title patents, trademarks, a purchased website and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc., purchased rights to a Merchant Operating Understanding for the distribution of the Company's products and domain name registration and were being amortized over two to five years on a straight-line basis. These intangible assets were impaired in full during 2004.

     Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized assets at June 30, 2005.

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

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104. The Company sells packaged and custom software products and related voice recognition product development consulting. Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has
     been received and the software has been shipped.   Revenue is
     recognized, net of discount and allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at December 31, 2004 amounted to $0, respectively. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided. Such items are included in net revenues and amounted to $21,000 and $37,950 for the six months ended June 30, 2005 and 2004, respectively.

     Loss Per Share - The Company computes loss per share in accordance with
     (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive [See Note 6].

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

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

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Stock Based Compensation - The Company accounts for the stock option plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and Related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in the six months ended June 30, 2005 and
     2004 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                       2005        2004
                                                   ___________  ___________
          Net (Loss)          As reported          $(3,906,858) $(2,358,086)
          Add: Stock-based employee compensation
            expense included in reported net income          -            -
          Deduct: Total stock-based employee
            compensation expense determined under
            fair value based method                          -            -
                                                   ___________  ___________
          Net (Loss)          Proforma             $(3,906,858) $(2,358,086)
                                                   ___________  ___________

          Basic and diluted loss per share
               As reported                        $       (.14) $      (.10)
               Proforma                           $       (.14) $      (.10)



NOTE 2   GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses since inception, and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings and by substantially increasing sales. There is no assurance that the Company will be successful in achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   PROPERTY & EQUIPMENT

  The following is a summary of property and equipment:
                                                             June 30, 2004
                                                              ____________

       Furniture, fixtures and equipment                      $    105,291
       Production molds                                             47,710
       Software                                                     11,565
                                                              ____________
                                                                   164,566
       Accumulated Deprecation                                     (67,152)
                                                              ____________
       Property & Equipment, net                              $     97,414
                                                              ____________

    Depreciation expense for the six months ended June 30, 2005 and 2004 totaled $17,542 and $15,794, respectively.

    During 2004, The Company terminated its lease agreement and recorded a loss of $30,869 in abandoned leasehold improvements.

NOTE 4   CONVERTIBLE NOTES PAYABLE

     5% Convertible Notes Payable - On February 8, 2005, the Company closed a Subscription Agreement by which three institutional investors ("Subscribers") purchased: 5% convertible promissory notes having a total principal amount of $1,400,000, convertible into 933,333 shares of the Company's common stock at a price of $1.50 per share, plus Class A Warrants to purchase a total of 466,667 shares of common stock at a price of $2.50 per share, exercisable for three years; and Class B Warrants to purchase a total of 933,334 shares of common stock at a price of $1.50 per share, exercisable until 150 days after the effective date of the Registration Statement described below. The notes mature June 22, 2006. As of June 30, 2005, the balance of the note is $1,400,000 with related accrued interest payable of $28,740.

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

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4   NOTES PAYABLE (Continued)

     8% Convertible Note Payable - On September 14, 2001, the Company issued a Series 2001-A 8% convertible note payable of the Company in the amount of $250,000, with a maturity date of August 1, 2011. The Note is convertible in to the Company's common stock at the lower of $.50 per share or 75% of the closing bid price. As the conversion price was below the fair value of the common stock on the date issued the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 and 00-27 by recording a $250,000 discount on the note. The discount was recorded as interest expense on September 14, 2001 as the note is immediately convertible. The note further calls for the Company to register the underlying shares into which the note can be converted and if said share are not registered as of March 15, 2003 the Company will owe a penalty of $7,500 and $10,000 for every month thereafter, accordingly the Company paid $67,500 on May 3, 2004 through the issuance of 19,286 common shares. During the six months ended June 30, 2005 the holder converted $75,000 into 150,000 common Shares. During the six months ended June 30, 2004, the Company issued 139,286 common shares upon conversion of $60,000 of the note and payment of related accrued interest payable of $47,837.
     As of June 30, 2005, the balance of the note is $25,000 with related accrued interest payable of $11,136.

     Related Party Notes Payable - During the year ended December 31, 2001, a shareholder loaned the Company $46,076. The demand note is unsecured and accrues interest at 5% per annum. On March 31, 2005, the $25,076 note with related accrued interest of $4,830 were paid.

     The Company also had a demand note payable to a shareholder in 2004. The note accrued interest at a rate of prime plus 1% or approximately 5.75%. On May 3, 2004, the Company issued 27,999 of its restricted common shares in payment of the note balance of $10,016 and accrued interest of $614
and
     $78,408 in consulting fees.


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

     During January 2004, the Company raised an additional $1,071,733 net of stock offering cost of $127,283 through the issuance of 1,648,352 common shares and 824,174 warrants to purchase common shares at $1.55 per share, expiring January 23, 2007. The Company has registered the common shares issued and all of the shares of common stock underlying the Warrants (the "Warrant Shares").

     Exercise of Warrants - On January 6, 2005, March 18, 2005 and March 28, 2005, the Company issued 4,339, 40,000 and 50,000 common shares, respectively upon the exercise of warrants at $1.55 per share.

     During January to March, 2004, the Company issued 588,076 common shares upon the exercise of warrants outstanding to purchase common stock of the Company at $.25 to $1.25 per share.

     Conversion of Note Payable - During 2005, the Company has issued 150,000 common shares upon conversion of $75,000 of the 8% convertible note payable.

     During the six months ended June 30, 2004, the Company issued 139,286 common shares upon conversion of $60,000 of the 8% convertible note payable and payment of related accrued interest payable of $47,837.

     Stock for Services   During 2005, The Company issued 19,500 common
     shares valued at $ 39,025 for consulting services.

     During 2005, the Company issued 29,500 common shares upon the exercise of options for consulting services valued at $64,900 and the company issued an additional 160,000 common shares valued at $326,000 for investor relations services.

     On March 25, 2004, the Company issued 250,000 common shares valued at $825,000 for investor relations services.

     Stock for Consulting and Employee Services - On February 15, 2005, the Company issued 20,584 common shares upon the exercise of options for Consulting services valued at $48,166. On April 11, 2005 the Company issued 10,000 common shares for employee Services valued at $19,000.

     During the six months ended June 30, 2004, the Company further issued 90,210 common shares upon exercise of 90,210 options issued for $162,846 In employee compensation during 2004.

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

     On April 23, 2004, the Company acquired MediVoxRx Technologies, Inc. through a triangular purchase wherein the Company's newly formed wholly owned subsidiary acquired the operations MediVoxRx Technologies through the Company issuing 150,035 common shares to acquire all of the issued and outstanding shares of MediVoxRx Technologies, Inc. Additionally, the Company has agreed to issue as many as additional 1,550,000 common shares to the former shareholders of MediVoxRx Technologies, Inc. if certain development, acceptance and profitability milestones are met
    (See Note 9).

     Other Stock Issuances - On May 3, 2004, the Company issued 19,286 common shares in payment of $67,500 in penalties related to the delay in the registering shares underlying the 8% convertible note payable.

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

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARY
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   CAPITAL STOCK (Continued)
     2004 Stock Option Plan - During 2004, the Board of Directors adopted a Stock Option Plan (2004 Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under
     Section 422 of the Internal Revenue Code (Section 422 provides certain
     tax advantages to the employee recipients).   The total number of shares
     of common stock available under the Plan may not exceed 200,000. At June 30, 2005 total options available to be granted under the Plan totaled 9,950, respectively. During the six months ended March
     31, 2005, the Company granted 40,084 options which were immediately exercised for services valued at $113,272.

     2002 Stock Option Plan - During 2002, the Board of Directors adopted a Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under
     Section 422 of the Internal Revenue Code (Section 422 provides certain
     tax advantages to the employee recipients).   The total number of shares
     of common stock available under the Plan may not exceed 1,000,000. At June 30, 2005, total options available to be granted under the Plan
     totaled 14,259.   During the Quarter ended March 31, 2004 the
     Company issued 90,210 options to purchase common stock at $1.38 to $2.09 per share that were immediately exercised for $162,846 in salaries.

     Warrants - A summary of the status of the warrants granted at June 30, 2005 and 2004 and changes during the six months then ended is presented below:
                                       June 30, 2005       June 30, 2004
                               _______________________ ______________________
                                      Weighted Average       Weighted Average
                               Shares   Exercise Price Shares  Exercise Price
                              _______________________________________________
  Outstanding at beginning of
    year                       786,174        $1.55    608,076         $1.28
       Granted               1,400,000        $1.83    824,174         $1.55
       Exercised               (94,339)       $1.55   (588,076)        $1.32
       Forfeited                     -            -          -             -
       Expired                       -            -          -             -
                            _________________________________________________
  Outstanding and exercisable
   at end of period          2,091,835        $1.73    844,174         $1.52
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

NOTE 6   LOSS PER COMMON SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:
                                      For the Three          For the Six
                                       Months Ended         Months Ended
                                        June 30,             June 30,
                               ______________________  ______________________
                                    2005        2004      2005      2004
                               ___________ __________  ___________ __________
         Loss from continuing
         operations available
         to common shareholders
         (numerator)           $(691,061)$(1,081,146)$(3,906,858)$(2,358,086)
                               ___________ __________  ___________ __________
         Weighted average
         number of common
         shares outstanding
         during the period
         used in loss per share
         (denominator)          27,253,338 24,604,503   27,045,817 23,881,646
                               ___________ __________  ___________ __________


     At June 30, 2005, the Company had 2,091,835 warrants outstanding to purchase common stock of the Company at $.25 to $1.55 per share, a 8% convertible note payable wherein the holder could convert the note into a minimum of 50,000 shares of common stock and a 5% convertible note payable wherein the holder could convert the note into 933,333 shares, [See Note 4], which were not included in the loss per share computation because their effect would be anti-dilutive.

     At June 30, 2004, the Company had 844,174 warrants outstanding to purchase common stock of the Company at $.25 to $1.55 per share and a convertible note payable wherein the holder could convert the note into a minimum of 350,000 shares of common stock, [See Note 4], which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 7   INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2005 operating loss carryforwards of approximately $15,400,000 which may be applied against future taxable income and which expires in various years through 2025.

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   INCOME TAXES (Continued)
     The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recorded for the loss carryforward. The net deferred tax assets are approximately $5,200,000 as of June 30, 2005, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the period ended March 31, 2004 is approximately $300,000.

NOTE 8   GOODWILL

     As a result of the acquisition of the remaining 5% minority interest of Wizzard Software Corp. (Subsidiary), the Company recorded Goodwill of $1,191,967, which was immediately impaired.

NOTE 9   COMMITMENTS AND CONTINGENCIES

     Contingent Consideration for the Acquisition of MedivoxRX - In connection with the acquisition of assets of MedivoxRx Technologies
     The Parent will issue an additional 100,000 restricted common shares to the former stockholders if the Wizzard Merger Corp. achieves repeat sales of at least 250 units per month from at least 15 VA sites for three consecutive months with a specified gross margin.

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

 NOTE 9   COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 10   SUBSEQUENT EVENTS

     On August 1, 2005 the Company Issued 8,750 common shares for Consulting services valued at $17,325.

     On August 1, 2005 the Company issued 500,000 common shares for investor Relations services valued at $990,000.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Highlights of 2nd quarter, 2005.
--------------------------------

     In the second quarter of 2005, Wizzard had several significant accomplishments and successfully moved forward on many aspects of our business plan. Some of these accomplishments broken down by internal business group include:

          2005 Q2 Technology & Services Group Accomplishments

     The Technology & Services Group strategy is to increase market share and brand awareness so as to be the preferred supplier of speech technologies. The Group plans to increase overall revenue by significantly expanding customer base, product portfolio and customer reach through a continued focus on three imperatives: Best technologies, best pricing, responsive support.

     The Technology & Services Group recorded its best revenue generating quarter in Company history, for the second quarter in a row. This growth was due to the continued growth in sales of AT&T's and IBM product lines in conjunction with the solid execution of our marketing plan by the entire Technology & Services Group. The Technology & Services Group exceeded internal expectations of year over year revenue growth as well as quarter over quarter revenue growth.

     In continuous cost cutting efforts, the Technology and Services Group increased the quality and efficiency of the sales/fulfillment process, fully implemented highly efficient quote/contract process and significantly increased the percentage of customers using our lower cost download fulfillment process.

     In the second quarter, the Technology and Services Group extended agreements with our two most prominent technology suppliers. Wizzard entered into a new agreement with AT&T for the distribution of AT&T Natural Voices products for an additional five years. Wizzard also signed an agreement with IBM extending the relationship for an additional two years. Management believes that these two agreements are extremely important to Wizzard's business plan and is pleased that both were extended on favorable terms for several years to come.

     The Technology and Services Group announced the upcoming release of Natural Voices for the Macintosh platform to much interest and demand. The Group was able to send a representative to the World Wide Apple Developers Conference held in California in May. Wizzard, using the theme of "Good to the Core", distributed a promotional package designed to spread the word to Apple developers about Wizzard and this exciting new technology available. Much press was generated about this new product, and Wizzard was featured in several top publications for Mac developers.

     The Technology & Services Group added new assistive application and alert/broadcast customers in the second quarter of 2005. Alert/broadcasting is a customer trend which was identified several months prior in the accessibility, education and government fields. In addition, the Technology and Services Group continues to focus on our core ATM, simulator and medical dictation markets, and is expanding the protocol supportive attributes of our TTS telephony offerings based on customer requests for larger IVR type applications.

          2005 Q2 New Products Group Accomplishments

     The New Products Group objective is to constantly explore, test and facilitate the use of speech technologies successfully predicting how new consumer and business products can be created with a strong focus on future profit potential. The New Products Group had no major announcements or releases in the second quarter as a result of working closely with the Technology & Services Group, AT&T and IBM on several new world-class technologies. The resulting products using this new speech recognition and other technologies should position Wizzard for significant and potentially explosive long term growth, management believes.

          2005 Q2 Solutions & Channels Group Accomplishments

     The objectives for the Solutions & Channels Group is to establish successful sales channels for select speech technology products offered directly by the Company. At this time the main focus for our Solutions and Channels Group is our Rex-The Talking Pill Bottle product line.

     In the second quarter of 2005, the number of pharmacies offering The Talking Pill Bottle grew to 26. The Group made significant progress on its efforts to have several nationwide pharmacy chains carry the Talking Pill Bottle and remains confident that it will be successful in the near future of securing this form of distribution.

     In the second quarter, a major university agreed to do a third party clinical evaluation on our Talking Pill Bottle product. They will provide physicians, patients and students to conduct the study. Management believes the resulting data will be comprehensive enough to submit to Medicare and private insurance companies to facilitate the reimbursement on a portion of the cost of the bottle to patients.

     During the second quarter, MedivoxRx was the successful bidder of a sports sponsorship for Adam Nelson, an Olympic silver medalist shot putter. Mr. Nelson appeared on three nationally televised sporting events in the second quarter wearing the MedivoxRx logo. Mr. Nelson also promoted Rex - The Talking Pill Bottle, during press conferences and at other media events. As a result, we were able to generate positive press for the Talking Pill bottle with stories about the auction and MedivoxRx appearing in local and national publications including USA Today, Sports Illustrated, The Washington Post and T.V. Guide. Also, several television stations showed interest in the bottle and featured Rex during various newscasts. Rex was featured in a story published in The Economist, a well-respected a weekly news and international affairs publication.

          2005 Q2 General & Administrative Accomplishments

     On April 4, 2005, the Board of Directors unanimously consented to appoint William F. McLay as its Chief Financial Officer, to serve until the next annual meeting of the Company's stockholders or his prior resignation or termination. Mr. McLay is 58 years of age. He graduated from the University of Steubenville, Steubenville, Ohio, in 1970, with a B.S. degree in business administration. From 1993 to 1998, Mr. McLay was Senior Vice President and Chief Operating Officer of Sulcus Hospitality Technologies Corp. In 1999 and 2000, he was Vice President and Chief Financial Officer of the Gustine Company of Pittsburgh, Pennsylvania. Mr. McLay has been an independent business consultant from 2001 until his appointment as the Company's Chief Financial Officer.

     In the second quarter of 2005 Wizzard entered into a Letter of Intent to acquire Interim Health Care of Wyoming, a home health care agency. Phase I and II of our due diligence investigation were completed in the second quarter and management believes that the transaction will close in the third quarter. The slight delay was a result of waiting for Interim to finalize and conclude an administrative issue with the federal government. It is the collective parties' belief that, in general terms, everything has been agreed to and is ready to be signed and we are just waiting on this final matter to be resolved. However, the closing of this transaction is not assured.

Results of Operations.
----------------------

Three Months Ended June 30, 2005 and 2004.
------------------------------------------

     During the second quarterly period ended June 30, 2005, Wizzard recorded revenues of $291,523, a 163% increase from revenues of $111,021 in the second quarter of 2004 and a 23% increase over revenues in the first quarter of 2005 ($223,561). The increase for the second quarter of 2005 was due primarily to increased sales of AT&T and IBM speech technology runtimes.

     Cost of goods sold totaled $140,655 in the second quarter of 2005, versus $114,738 in the second quarter of 2004. This increase of 23% is attributed primarily royalty payments related to the increased volume of speech technology sales. Wizzard posted a gross profit of $150,868 during the second quarter of 2005, versus a gross (loss) of $3,717 in the second quarter of 2004.

     In the second quarter ended June 30, 2005, operating expenses totaled $803,069 which was a 23% decrease from operating expenses of $1,042,343 in the second quarter of 2004. Broken down by line item our operating expenses were:
General and administrative expenses were $638,397 (including the $185,000 investor relations expense) in 2005 versus $941,990 in 2004. The 32% decrease in G&A expenses were primarily due to a 57% reduction in consulting fees from $585,000 in 2004 to 252,000 in 2005. Selling expenses in the second quarter of 2005 were $135,869 versus $67,353 in 2004. This 102% increase was due significantly to the addition of MedivoxRx sales personnel and increased marketing expense related to the emphasis on introducing Rex the Talking Pill Bottle to the market. Research and Development expenses in the second quarter were $28,803 versus $33,000 in 2004. Other expenses consisted of an interest expense of $38,860 versus $4,217 in the second quarter of 2004. This increase relates to the issuance of a $1,400,000 unsecured convertible note payable during the first quarter of 2005 and penalties on the delay in registering the underlying securities.

     Wizzard's net loss was $691,061, or $0.03 per share, in the quarter ended June 30, 2005. This represents a 36% decrease from our net loss of $1,081,146, or $0.04 per share, in the second quarter of 2004. This decrease in net loss is due to a 32% decrease in G&A expenses.

 Six months ended June 30, 2005, and 2004.
 -----------------------------------------

     During the six month period ended June 30 2005, Wizzard recorded revenues of $515,084, a 148% increase over revenues of $208,085 for the same period in 2004. The increase in revenues in the six months ended June 30, 2004, was due to a significant increase in sales of AT&T and IBM speech technology runtimes.

     In the six months ended June 30, 2005, cost of goods sold totaled $283,661, a 47% increase as compared to $193,950 in the six months ended June 30, 2004. The increase in cost of goods sold is attributed primarily to royalties on the increased volume of sales.

     Wizzard recorded total operating expenses of $2,686,216 during the six months ended June 30, 2005, a 16% increase as compared to operating expenses of $2,327,577 in the same period of 2004. General and administrative expenses totaled $1,281,451 in the first six months of 2005 versus 1,172,323 in the first six months of 2004, an increase of approximately 9%. This increase is due primarily to an increase in employee and payroll related expense of approximately $94,000 in excess of the comparable six month period. Selling expenses rose by 31%, from $136,834 in the first six months of 2004 to $179,509 in the first six months of 2005 due to an increase in the marketing expense and sales personnel compensation and marketing efforts related to Rex the Talking Pill Bottle. Research and Development expenses were relatively flat with $33,000 in expenses in the first six months of 2004 versus $33,289 in R&D expenses in the first six months of 2005. In the first six months of 2005, Wizzard had a $1,191,967 expense for the impairment of goodwill as a result of the internal merger of the Wizzard Delaware and Wizzard Colorado companies. In the first six months of 2005, Wizzard incurred an interest expense of $1,452,065, primarily due to $1,400,000 interest expense for amortization of a discount in conjunction with the $1,400,000 convertible note sold to investors versus a $14,375 interest expense in the first six months of 2004.

     Wizzard's net loss was $3,906,858, or $0.14 per share, in the six months ended June 30, 2005. This represents a 66% increase from our net loss of $2,358,086, or $0.10 per share, in the first six months of 2004. Total non-cash expenses for the first six months of 2005 was $3,117,004, an 89% increase from non-cash expenses of $1,649,509 in the first six months of 2004, primarily due to interest expense of $1,400,000 for amortization of a discount in conjunction with our $1,400,000 note we sold to three separate institutional investors.

Liquidity and Capital Resources.
--------------------------------

     Cash on hand was $1,289,596 at June 30, 2005, an increase of $131,444 over the $1,158,152 on hand at June 30, 2004. Cash used in operations for the six months ended June 30, 2005, was $661,628, a decrease of 3% over the $682,924 cash used in operations for the six months ended June 30, 2004. Cash used in investing activities was $15,630 for the purchase of needed equipment and software upgrades.

     In the first six months of 2005, Wizzard received proceeds from long term obligations of $1,400,000. The Company received $146,228 from the issuance of common stock. The Company used common stock to pay $497,297 in consulting, investor relations and employee services during the six months ended June 30, 2005. In doing so, management believes we have conserved Wizzard's cash liquidity for operational purposes.

     The Company believes it is still in the early stages of the new and developing speech technology market and estimates it will require approximately $130,000 per month to maintain current operations. The Company has been successful over the past nine years in obtaining working capital and will continue to seek to raise additional capital from time to time as needed and until profitable operations can be established.

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

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the speech recognition technology industry, the development of products that may be superior to the products offered by the Company, competition, changes in the quality or composition of the Company's products, our ability to develop new products, our ability to raise capital, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

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

Item 3.  Controls and Procedures.
         ------------------------

     In connection with the completion of its audit of, and the issuance of its report on our consolidated financial statements for the year ended December 31, 2004, Gregory & Eldredge, LLC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses." The Public Company Accounting Oversight Board had defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

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

     We believe that each of these material weaknesses existed at June 30, 2005. The following changes in our internal controls over financial reporting occurred during the second quarter of 2005 (unless indicated otherwise):

     * In the first quarter of 2005, we updated and added 10 new modules to our internal workflow system to cover e-commerce credit card processing, purchase order streamlining, order entry and customer payment scheduling. During the second quarter, we added two new modules to this system for a total of twelve through June 30, 2005. This system has already made our workers more efficient and management believes that as we continue to improve the processes and procedures of the system our employees will continue to increase their productivity while at the same time the Company's controls and oversights will improve for better compliance with Sarbanes-Oxley regulations. This system provides a platform for us to determine where we should undertake additional segregation of duties among our employees and for determining how we can otherwise improve our disclosure controls and procedures; and

     * the hiring of William F. McLay as our Chief Financial Officer on April 4, 2005, and the education of Christopher J. Spencer and Armen Geronian and our accounting staff about GAAP and Securities and Exchange Commission requirements;

      * the segregation of accounting duties that had formerly been performed by one person among three persons, including Mr. McLay. As we continue to incorporate written policies and procedures for accounting and financial reporting, we will continue to implement additional segregation of duties.

     We believe that these steps have fully addressed the first material weakness identified above. Under the supervision of Mr. McLay, we are actively working on implementing written policies and procedures that will fully address the second material weakness, which we believe still exists. We expect that this process may take 9-12 months. As we continue to refine our internal workflow system and our written policies and procedures, we believe that we will identify other areas in which we can further segregate our employees' duties. Although we have taken significant steps to address this material weakness, we believe that it will continue to exist until we have fully addressed the written policies and procedures material weakness.

     The principal cost associated with our remediation of these material weaknesses has been the hiring of Mr. McLay, whose annual compensation totals approximately $100,000. The other remedial actions are being undertaken as part of Mr. McLay's job description, or the job descriptions of other already existing employees, which has not resulted in any additional increased costs. During the next 9-12 months, we expect to retain outside consultants to advise us and test our Sarbanes-Oxley compliance. We expect that the cost of these consultants will be approximately $50,000.

As required by Rule 13a-15(b) of the Securities and Exchange Commission, and as of the end of the period covered by this Report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005.
Based on this evaluation, our President/Treasurer has concluded that the Company's controls and procedures as of June 30, 2005, are not effective. This is management's conclusion, despite the compensating control provided by the significant day-to-day involvement of the Company's Chief Executive Officer in all aspects of the Company's operations in a small company atmosphere, and the Company's engagement of an outside professional with sufficient expertise in the application of US GAAP and SEC requirements.

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

     The outside accounting professional was engaged during the first quarter of 2005 to advise the Company in the preparation of its financial statements and Form 10-KSB for the calendar year ended December 31, 2004. This outside professional has significant expertise in the application of US GAAP and Securities and Exchange Commission requirements, which has compensated for the lack of such expertise within the Company prior to the hiring of our new Chief Financial Officer, as discussed below. The fees for the outside professional's services have totaled approximately $825. This professional is not associated with our independent public accounting firm.

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

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

     None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

     The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the three month period ended June 30, 2005, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name                         Date              Shares            Amount
----                         ----              ------            ------

Bruce Phifer                 4/11/05           10,000            $19,000
Arthur Douglas               5/25/05          100,000           $185,000
Innsearch                    5/25/05           12,000            $22,200
Patrick Grumbar              5/25/05            2,500             $4,625

     (1) We issued all of these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

          31.1 - 302 Certification of Christopher J. Spencer

          31.2 - 302 Certification of William F. McLay

          32 - 906 Certification.

     (b)  Reports on Form 8-K.

     8-K Current Report dated March 18, 2005, and filed with the Securities and Exchange Commission on March 22, 2005, regarding Letter of Intent with Interim.*

     8-K Current Report dated April 4, 2005, and filed with the Securities and Exchange Commission on May 4, 2005, regarding the appointment of William F. McLay as our Chief Financial Officer.*

     * Summaries of these Current Reports are modified in their entirety by reference thereto. These documents and related exhibits have previously been filed with the Commission and are incorporated herein by reference.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date: 8/15/05                            By/s/Christopher J. Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer

Date: 8/15/05                              /s/William F. McLay
      --------                             ---------------------------
                                           William F. McLay, Chief Financial
                                           Officer

Date: 8/15/05                              /s/Armen Geronian
      --------                             ------------------------
                                           Armen Geronian, Director
                                           Secretary

Date: 8/15/05                              /s/Gordon Berry
      --------                             ------------------------
                                           Gordon Berry, Director

Date: 8/15/05                              /s/Alan Costilo
      --------                             ------------------------
                                           Alan Costilo, Director