Form 10QSB/A
period 2005-03-31
WIZZARD SOFTWARE CORP /CO
filed 2005-08-16
CIK 1074909

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

     As required by Rule 13a-15(b) of the Securities and Exchange Commission, and as of the end of the period covered by this Report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our President/Treasurer has concluded that the Company's controls and procedures as of March 31, 2005, are not effective. This is management's conclusion, despite the compensating control provided by the significant day-to-day involvement of the Company's Chief Executive Officer in all aspects of the Company's operations in a small company atmosphere, and the Company's engagement of an outside professional with sufficient expertise in the application of US GAAP and SEC requirements.

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

     We believe that each of these material weaknesses existed at March 31, 2005.

     There have been the following changes in our internal control over financial reporting during our last fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

     * the hiring of William F. McLay as our Chief Financial Officer on April 4, 2005, and the education of Messrs. Spencer and Geronian and our accounting staff about GAAP and Securities and Exchange Commission requirements;

     * we updated and added 10 new modules to our internal workflow system to cover e-commerce credit card processing, purchase order streamlining, order entry and customer payment scheduling. This system has already made our workers more efficient and management believes that as we continue to improve the processes and procedures of the system our employees will continue to increase their productivity while at the same time the Company's controls and oversights will improve for better compliance with Sarbanes-Oxley regulations. This system provides a platform for us to determine where we should undertake additional segregation of duties among our employees and for determining how we can otherwise improve our disclosure controls and procedures; and

      * the segregation of accounting duties that had formerly been performed by one person among three persons, including Mr. McLay. As we continue to incorporate written policies and procedures for accounting and financial reporting, we will continue to implement additional segregation of duties.

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

                                         WIZZARD SOFTWARE CORPORATION

Date: 8/11/05                               /s/ Christopher J. Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer

Date: 8/12/05                               /s/ Armen Geronian
      --------                             -------------------
                                           Armen Geronian, Director
                                           Secretary

Date: 8/15/05                               /s/ Gordon Berry
      --------                             -----------------
                                           Gordon Berry, Director

Date: 8/12/05                               /s/ Alan Costilo
      --------                             -----------------
                                           Alan Costilo, Director