Form 10QSB
period 2005-09-30
WIZZARD SOFTWARE CORP /CO
filed 2005-11-15
CIK 1074909

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2005
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X     No                 (2)  Yes  X    No
         ---     ---                        ---     ---

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes     No X
                                        ---    ---


  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS

                                  N/A
                                  ---

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          September 30, 2005
                       Common   28,219,894 shares

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

                        SEPTEMBER 30, 2005

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES




                             CONTENTS

                                                                       PAGE


        Unaudited Condensed Consolidated Balance Sheet,
             September 30, 2005                                         F-2


        Unaudited Condensed Consolidated Statements of
             Operations, for the three and nine months ended
          September 30, 2005 and 2004                                   F-3


        Unaudited Condensed Consolidated Statements of Cash
             Flows, for the nine months ended September 30, 2005
             and 2004                                             F-4 - F-5

        Notes to Unaudited Condensed Consolidated Financial
             Statements                                          F-6 - F-17

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                              ASSETS
                                                       September 30, 2005
                                                       __________________
CURRENT ASSETS:
        Cash                                           $          466,106
        Accounts receivable, net                                  427,502
        Inventories                                                76,916
        Prepaid expenses                                           14,889
                                                       __________________
          Total Current Assets                                    985,413
                                                       __________________
PROPERTY & EQUIPMENT, net                                         266,679
                                                       __________________
OTHER ASSETS:
        Goodwill                                                  896,570
        Deposits                                                    5,582
                                                       __________________
          Total Other Assets                                      902,152
                                                       __________________
                                                       $        2,154,244
                                                       __________________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                               $          349,629
        Accrued expenses                                          118,163
        Note payable                                              246,530
        Convertible notes payable                               1,185,000
        Current portion of capital lease obligation                34,637
                                                       __________________
          Total Current Liabilities                             1,933,959
                                                       __________________
LONG-TERM DEBT:
        Convertible note payable                                   25,000
        Capital lease obligation, less current portion            128,269
        Deferred revenue                                           39,514
                                                       __________________
          Total Liabilities                                     2,126,742
                                                       __________________
STOCKHOLDERS' EQUITY:
        Preferred stock, $.001 par value, 10,000,000
          shares authorized, no shares issued and
          outstanding                                                   -
        Common stock, $.001 par value, 100,000,000
          shares authorized, 28,219,894 shares issued
          and outstanding                                          28,220
        Capital in excess of par value                         18,806,307
        Accumulated deficit                                   (18,807,025)
                                                      ___________________
        Total Stockholders' Equity                                 27,502
                                                      ___________________
                                                      $         2,154,244
                                                      ___________________

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the Three         For the Nine
                                      Months Ended          Months Ended
                                      September 30,         September 30,
                                  ____________________  ____________________
                                     2005       2004     2005          2004
                                  _________  _________  _________  _________
NET REVENUES:
  Software                        $ 200,395  $ 180,686  $ 715,479  $ 388,770
  Healthcare                        169,319          -    169,319          -
                                  _________  _________  _________  _________
        Total Net Revenues          369,714    180,686    884,798    388,770
                                  _________  _________  _________  _________
COST OF SALES:
  Software                           88,846    114,477    372,507    307,827
  Healthcare                        101,959          -    101,959          -
                                  _________  _________  _________  _________
        Total Cost of Sales         190,805    114,477    474,466    307,827
                                  _________  _________  _________  _________

GROSS PROFIT                        178,909     66,209    410,332     80,943
                                  _________  _________  _________  _________
EXPENSES:
  General and administrative      1,365,927  1,335,068  2,647,378  3,461,942
  Selling                           162,939     74,967    342,448    211,801
  Research and development           22,400     17,265     55,689     50,265
  Impairment of goodwill                  -          -  1,191,967          -
                                  _________  _________  _________  _________
        Total Expenses            1,551,266  1,427,300  4,237,482  3,724,008
                                  _________  _________  _________  _________

LOSS BEFORE OTHER INCOME
(EXPENSE)                        (1,372,357)(1,361,091)(3,827,150)(3,643,065)
                                  _________  _________  _________  _________

OTHER INCOME (EXPENSE):
  Interest income                     3,581          -      3,581          -
  Interest expense                  (55,001)    (3,154)(1,507,066)   (48,398)
  Loss on sale of fixed assets       (4,520)         -     (4,520)         -
  Loss on abandoned leaseholds            -          -          -    (30,869)
                                  _________  _________  _________  _________
        Total Other Income
        (Expense)                   (55,940)    (3,154)(1,508,005)   (79,267)
                                  _________  _________  _________  _________

LOSS BEFORE INCOME TAXES         (1,428,297)(1,364,245)(5,335,155)(3,722,332)

CURRENT TAX EXPENSE                       -          -          -          -

DEFERRED TAX EXPENSE                      -          -          -          -
                                  _________  _________  _________  _________

NET LOSS                        $(1,428,297)(1,364,245)(5,335,155)(3,722,332)
                                  _________  _________  _________  _________

BASIC AND DILUTED LOSS
  PER COMMON SHARE              $      (.05) $    (.05) $    (.19) $    (.15)
                                  _________  _________  _________  _________

BASIC AND DILUTED WEIGHTED
  AVERAGE SHARES                 27,783,145 25,542,386 27,294,294 24,439,267
                                 __________ __________ __________ __________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For the Nine
                                                          Months Ended
                                                          September 30,
                                                    ______________________
                                                     2005            2004
                                                    __________ ___________
Cash Flows from Operating Activities:
  Net loss                                         $(5,335,155)$(3,722,332)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Amortization of discounts on note payable        1,400,000           -
    Common stock issued for consulting and
    investor relations services                      1,504,621   2,403,679
    Compensation for extension and repricing of
    warrants                                                 -     160,420
    Depreciation and amortization expense               27,497     110,848
    Impairment of goodwill                           1,191,967           -
    Loss on abandoned leasehold improvements                 -      30,869
    Changes in assets and liabilities:
      Restricted cash                                        -     (51,163)
      Accounts receivable                              (19,097)    (31,029)
      Inventories                                       10,908     (23,202)
      Prepaid expense                                   53,848      (3,906)
      Deposits                                           2,542      (3,672)
      Accounts payable and accrued expense             166,309      46,480
                                                    __________  __________
        Net Cash (Used) by Operating Activities       (996,560) (1,083,008)
                                                    __________  __________
Cash Flows from Investing Activities:
  Purchase of property & equipment                     (20,371)    (32,683)
  Proceeds from sale of property & equipment             3,000           -
  Proceeds from issuance of note receivable                  -     (20,000)
  Acquisition of Interim                              (483,347)          -
                                                    __________  __________
        Net Cash (Used) by Investing Activities       (500,718)    (52,683)
                                                    __________  __________
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock               146,228   1,935,959
  Payment of stock offering cost                             -    (127,283)
  Proceeds from long-term obligation                 1,400,000           -
  Payments on note payable - related party             (25,076)          -
  Payments on note payable                              (3,470)          -
                                                     _________  __________
        Net Cash Provided by Financing Activities    1,517,682   1,808,676
                                                     _________  __________
Net Increase in Cash                                    20,404     672,985

Cash at Beginning of Period                            445,702      53,544
                                                    __________  __________
Cash at End of Period                               $  466,106  $  726,529
                                                    __________  __________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the periods for:
    Interest                                        $    6,477  $    5,000
    Income taxes                                    $        -  $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:
 For the nine months ended September 30, 2005:
  The Company issued 37,000 common shares valued at $72,874 for consulting services.

  The Company issued 30,750 common shares upon the exercise of options valued at $67,375 for consulting services.

  The Company issued 660,000 common shares valued at $1,316,000 for investor relations services.

  The Company issued 20,584 common shares upon the exercise of options valued at $48,372 to employees.


                            (Continued)

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Continued)


 The Company issued 295,232 common shares upon conversion of $290,000 in principal and $2,848 in accrued interest on convertible notes payable.

 The Company issued 787,176 common shares to acquire the remaining 5% minority interest of WSC.

 The Company paid $518,000 and issued 201,045 common shares valued at $386,006 to acquire Interim wherein the Company acquired $34,653 in cash, $389,705 in accounts receivable, $1,130 in inventory, $177,478 in property & equipment, $896,570 in goodwill, $79,644 in accounts payable, $63,466 in accrued expenses, $250,000 in note payable, $162,906 in capital lease obligation, and $39,514 in deferred revenue.

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

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Unaudited Condensed Financial Statements   The accompanying financial
 statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

 Organization   Wizzard Software Corporation ["Parent"], a Colorado
 corporation, was organized on July 1, 1998. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. On January 19, 2005, Parent acquired the remaining 5% minority interest of Wizzard Software Corp. ["WSC"], wherein WSC was merged into Parent. The Company engages primarily in the development, sale, and service of custom and packaged computer software products. On May 22, 2001, Parent purchased all of the issued and outstanding shares of Speech Systems, Inc. ["Speech"], a Florida corporation, in a transaction accounted for as a purchase. On April 9, 2004, Parent organized Wizzard Merger Corp. ["WMC"], a New York corporation, to acquired and dissolve into the operations of MediVoxRx Technologies, Inc. ["MediVoxRx"], a New York corporation, in a transaction accounted for as a purchase. WMC engages primarily in the development, sale, and service of a talking prescription pill bottle. On September 8, 2005, Parent purchased all of the issued and outstanding shares of Interim Healthcare of Wyoming, Inc. ["Interim"], a Wyoming corporation, in a transaction accounted for as a purchase. Interim engages primarily in providing healthcare services in Wyoming.

 Consolidation   The financial statements presented reflect the accounts of
 Parent, WSC, Speech, MediVoxRx, and Interim. All significant inter-company transactions have been eliminated in consolidation.

 Cash and Cash Equivalents   At September 30, 2005, the Company had cash
 balances of $297,012 in excess of federally insured limits.

 Recent Accounting Pronouncements   Statement of Financial Accounting
 Standards ["SFAS"] No. 123 (revised 2004), "Share-Based Payment," was recently issued. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. As a small business issuer, the Company will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) in the first quarter of fiscal 2006 using the modified-prospective method. Management does not expect the adoption of SFAS No. 123(R) to have a significant impact on the financial statements.
 If SFAS No. 123(R) had been applied during all periods presented, it would have had no effect on the financial statements.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Revenue Recognition   The Company recognizes revenue from providing
 healthcare services when the services are provided.

NOTE 2   GOING CONCERN

 The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings and by substantially increasing sales. There is no assurance that the Company will be successful in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3   ACQUISITION OF INTERIM

 On September 8, 2005, Parent acquired Interim pursuant to a Stock Purchase Agreement signed September 8, 2005. The agreement called for Parent to pay $518,000 and to issue 201,045 shares of common stock valued at $386,006 for 100% of the outstanding stock of Interim. The financial statements include the operations of Interim from September 8, 2005 through September 30, 2005. The Company acquired Interim with the intention of diversifying the Company's operations into other industries.

 The following unaudited proforma information summarizes the estimated fair values of the assets acquired and the liabilities assumed at September 8, 2005 (purchase date):

       Cash                                            $            34,653
       Accounts receivable                                         389,705
       Inventory                                                     1,130
       Property & equipment                                        177,478
       Accounts payable                                            (79,644)
       Accrued expenses                                            (63,466)
       Note payable                                               (250,000)
       Capital lease obligation                                   (162,906)
       Deferred revenue                                            (39,514)
                                                              ____________
       Net estimated fair value of assets acquired                   7,436
       Goodwill                                                    896,570
                                                              ____________
       Purchase price                                         $    904,006
                                                              ____________

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   ACQUISITION OF INTERIM (Continued)

  The following unaudited proforma information summarizes the estimated results of operations as if the acquisition had occurred at the beginning of the period presented:

                                      For the Three         For the Nine
                                      Months Ended          Months Ended
                                      September 30,         September 30,
                              _______________________ _______________________
                                   2005       2004          2005        2004
                              ___________ ___________ ___________ ___________
       Net revenues           $   748,652 $   180,686 $ 1,956,732 $   388,770
                              ___________ ___________ ___________ ___________
       Net loss               $(1,459,198)$(1,364,245)$(5,457,186)$(3,722,332)
                              ___________ ___________ ___________ ___________
       Loss per common share  $      (.05)$      (.05)$      (.20)$      (.15)
                              ___________ ___________ ___________ ___________

NOTE 4   INVENTORIES

  The following is a summary of inventories:
                                                    September 30, 2005
                                                       ____________

       Raw materials                                   $     72,203
       Finished goods                                        12,614
                                                       ____________
                                                             84,817
       Reserve for obsolete inventory                        (7,901)
                                                       ____________
                                Inventory, net         $     76,916
                                                       ____________

NOTE 5   PROPERTY & EQUIPMENT

  The following is a summary of property & equipment:

                                         Estimated Lives    September 30, 2004
                                         ____________       ____________

       Furniture, fixtures and equipment  2-10 years        $    398,616
       Production molds                    3 years                47,710
       Software                           2-5 years               11,964
                                                            ____________
                                                                 458,290
       Accumulated Deprecation                                  (191,611)
                                                            ____________
                                Property & Equipment, net   $    266,679
                                                            ____________

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   PROPERTY & EQUIPMENT (Continued)

  Depreciation expense for the nine months ended September 30, 2005 and 2004 totaled $27,497 and $20,139, respectively.

  The Company terminated its lease agreement in 2004 and recorded a loss of $30,869 in abandoned leasehold improvements.

NOTE 6   DEFINITE-LIFE INTANGIBLES ASSETS

  Amortization expense of $0 and $87,792 was recorded for the nine months ended September 30, 2005 and 2004, respectively, and has been included in cost of sales.

NOTE 7   GOODWILL

  The following is a summary of goodwill:
                                         For the Three         For the Nine
                                         Months Ended          Months Ended
                                         September 30,         September 30,
                                    ____________________ ____________________
                                       2005       2004     2005         2004
                                    _________  _________ _________  _________
   Goodwill at beginning of period  $       -  $ 435,594 $       -  $       -

   Goodwill from acquisition of
   MediVoxRx                                -          -         -    435,594

   Additional goodwill from acquisition
   of MediVoxRx from the issuance
   of contingent consideration              -     88,120         -     88,120

   Goodwill from acquisition of 5%
   Minority interest                        -          - 1,191,967          -

   Impairment of goodwill                   -          -(1,191,967)         -

   Goodwill from acquisition of
   Interim                            896,570          -   896,570          -
                                    _________  _________ _________  _________
   Goodwill at end of period        $ 896,570  $ 523,714 $ 896,570  $ 523,714
                                    _________  _________ _________  _________

NOTE 8   ACCRUED EXPENSES

     The following is a summary of accrued expenses:
                                                          September 30, 2005
                                                              ____________

       Accrued payroll and payroll taxes                      $     63,306
       Accrued interest                                             54,857
                                                              ____________
       Total Accrued Expenses                                 $    118,163
                                                              ____________

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   NOTES PAYABLE

  In September 2005, Interim signed a $250,000 note payable to a bank.  The note is unsecured, and accrued interest at 7.5% per annum. The note has three payments of $5,012 scheduled for October 2005, November 2005, and December 2005 with a final payment of $241,101 in January 2006; however, the note is callable by the bank at any time. At September 30, 2005, the note has a remaining principal balance of $246,530 because the Company had already paid the October 2005 payment. During the nine months ended September 30, 2005 and 2004, interest expense on the note payable amounted to $1,647 and $0, respectively.

  Related Party Notes Payable   In 2001, a shareholder of the Company loaned
  the Company $46,076 as a note payable. The note was unsecured, due on demand, and accrued interest at 5% per annum. In March 2005, the Company repaid the remaining principal balance of $25,076 with related accrued interest of $4,830.

  In 2004, a shareholder of the Company loaned the Company $10,016 as a note payable. The note was unsecured, due on demand, and accrued interest at a rate of prime plus 1% or approximately 5.75% per annum. In May 2004, the Company repaid the principal of $10,016 with related accrued interest of $614 by issuing common stock [See Note 12].

  In January 2004, a shareholder of the Company loaned the Company $50,000 as a note payable. In January 2004, the Company repaid the principal of $50,000 on the unsecured note with accrued interest of $5,000.

  During the nine months ended September 30, 2005 and 2004, interest expense on related party notes payable amounted to $308 and $6,707, respectively.

NOTE 10   CONVERTIBLE NOTES PAYABLE

  During the nine months ended September 30, 2005 and 2004, interest expense on convertible notes payable amounted to $1,504,788 and $8,536, respectively.

  8% Convertible Note Payable   On September 14, 2001, the Company issued a
  Series 2001-A 8% convertible note payable in the amount of $250,000, with a maturity date of August 1, 2011. The note is convertible into the Company's common stock at the lower of $.50 per share or 75% of the closing bid price. As the conversion price was below the fair value of the common stock on the date issued, the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $250,000 discount on the note. The discount was recorded as interest expense on September 14, 2001 as the note was immediately convertible. The note further calls for the Company to register the underlying shares into which the note can be converted and if the shares are not registered by March 15, 2003, the Company will owe a penalty of $7,500 and $10,000 for every month thereafter. Accordingly, in May 2004, the Company paid penalties of $67,500 through the issuance of common stock [See Note 12]. During the nine months ended September 30, 2005, the holder converted $75,000 in principal into 150,000 common shares. During the nine months ended September 30, 2004, the holder converted $97,500 in principal and $47,837 in accrued interest into 212,689 common shares. As of September 30, 2005, the remaining principal balance of the note is $25,000 with related accrued interest payable of $11,640.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   CONVERTIBLE NOTES PAYABLE (Continued)

  5% Convertible Notes Payable   On February 8, 2005, the Company closed a
  Subscription Agreement by which three institutional investors ("Subscribers") purchased 5% convertible promissory notes maturing June 22, 2006 and having a total principal amount of $1,400,000, convertible into 933,333 shares of the Company's common stock at a price of $1.50 per share; Class A Warrants to purchase a total of 466,667 shares of common stock at a price of $2.50 per share, exercisable for three years; and, Class B Warrants to purchase a total of 933,334 shares of common stock at a price of $1.50 per share, exercisable until 150 days after the effective date of the Registration Statement described below. The $1,400,000 in proceeds has been recorded as paid in capital based on the relative fair values of $574,184, $308,989 and $516,827, for the beneficial conversion feature of the Convertible Notes Payable, Class A Warrants and Class B Warrants, respectively. Upon issuance, the Company recorded interest expense of $1,400,000 for the discounts on the notes as the notes were immediately convertible and warrants are immediately exercisable in accordance with EITF 98-5. The Company was required to file a registration statement registering all shares issuable upon conversion of the notes and exercise of the warrants to be effective within 120 days of the closing date. For every 30 days that the shares are not registered, the Company will owe a penalty of 2% of the purchase price of the promissory notes remaining unconverted. Accordingly, since the registration statement was not effective until August 2005, the Company has recorded a penalty of $56,000. During the nine months ended September 30, 2005, Subscribers converted $215,000 in principal and $2,848 in accrued interest into 145,232 common shares. As of September 30, 2005, the remaining principal balance of the notes is $1,185,000 with related accrued interest payable of $43,216.

NOTE 11   CAPITAL LEASE OBLIGATION

  The Company is leasing equipment on a 63-month capital lease terminating in August 2008. Monthly payments of $3,750 began in June 2003 and a payment of $54,688 is due at termination. At September 30, 2005, the Company had recorded equipment on capital lease at $223,750 with related accumulated depreciation of $74,583. During the nine months ended September 30, 2005 and 2004, depreciation expense for equipment on capital lease amounted to $2,664 and $0, respectively, and has been included in depreciation expense. During the nine months ended September 30, 2005 and 2004, interest expense on capital lease obligation amounted to $972 and $0, respectively.

  Future minimum capital lease payments are as follows for the twelve-month periods ended:
        September 30, 2006                                    $     45,000
        September 30, 2007                                          45,000
        September 30, 2008                                          95,938
                                                              ____________
     Total minimum lease payments                                  185,938
     Less amount representing interest                             (23,032)
                                                              ____________
     Present value of minimum lease payments                       162,906
     Less current portion                                          (34,637)
                                                              ____________
                                                              $    128,269
                                                              ____________

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   CAPITAL STOCK

  Preferred Stock   The Company has authorized 10,000,000 shares of preferred
  stock, $.001 par value. As of September 30, 2005, no shares were issued and outstanding.

  Common Stock   The Company has authorized 100,000,000 shares of common
  stock, $.001 par value. As of September 30, 2005, the Company had 28,219,894 common shares issued and outstanding.

  During January 2004, the Company raised an additional $1,071,733 net of stock offering cost of $127,283 through the issuance of 1,648,352 common shares and 824,174 warrants to purchase common shares at $1.55 per share, expiring January 23, 2007. The Company has registered the common shares issued and all of the shares of common stock underlying the Warrants (the "Warrant Shares").

  Exercise of Warrants   On January 6, 2005, March 18, 2005, and March 28,
  2005, the Company issued 4,339, 40,000, and 50,000 common shares, respectively, upon the exercise of warrants at $1.55 per share.

  During January to March 2004, the Company issued 588,076 common shares upon the exercise of warrants outstanding to purchase common stock of the Company at $.25 to $1.25 per share.

  Conversion of Notes Payable   During 2005, the Company issued 150,000
  common shares upon conversion of $75,000 of the 8% convertible note payable. During 2005, the Company issued 145,232 common shares upon conversion of $215,000 in principal and $2,848 in accrued interest of the 5% convertible notes payable.

  During the nine months ended September 30, 2004, the Company issued 212,689 common shares upon conversion of $97,500 of the 8% convertible note payable and payment of related accrued interest payable of $47,837.

  Stock for Services   During 2005, the Company issued 19,500 common shares
  valued at $ 39,025 for consulting services.

  During 2005, the Company issued 30,750 common shares upon the exercise of options for consulting services valued at $67,375 and the Company issued an additional 660,000 common shares valued at $1,316,000 for investor relations services.

  During the nine months ended September 30, 2004, the Company issued 370,000 common shares valued at $1,157,500 for investor relations services.

  Stock for Consulting and Employee Services   On February 15, 2005, the
  Company issued 20,584 common shares upon the exercise of options for consulting services valued at $48,166. On April 11, 2005, the Company issued 10,000 common shares for employee services valued at $19,000. In August 2005, the Company issued 7,500 common shares for consulting services valued at $2,475 and employee services valued at $12,375.

  During the nine months ended September 30, 2004, the Company issued 90,210 common shares upon exercise of 90,210 options issued for $162,846 in employee compensation during 2004.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   CAPITAL STOCK (Continued)

  Acquisitions   On January 19, 2005, the Company's shareholders approved the acquisition of the 5% minority interest of WSC wherein WSC was merged with and into Parent through the issuance of 787,176 common shares of the Parent for the 787,176 minority shares of WSC.

  On September 8, 2005, the Company issued 201,045 common shares as part of the acquisition of Interim (See Note 3).

  On April 23, 2004, the Company acquired MediVoxRx through a triangular purchase wherein the Company's newly-formed wholly-owned subsidiary acquired the operations MediVoxRx through the Company issuing 150,035 common shares to acquire all of the issued and outstanding shares of MediVoxRx. Additionally, the Company has agreed to issue up to an additional 1,550,000 common shares to the former shareholders of MediVoxRx if certain development, acceptance, and profitability milestones are met (See Note 15).

  Other Stock Issuances   On May 3, 2004, the Company issued 19,286 common
  shares in payment of $67,500 in penalties related to the delay in the registering shares underlying the 8% convertible note payable.

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

  Common Stock of Wizzard Software Corp. (Subsidiary)   On September 23,
  2004, the board of directors of Wizzard Software Corp (Subsidiary) approved the issuance of 200,000 common shares to an investor relations firm of the Parent. The issuance decreased the Parent's ownership percentage in Wizzard Software Corp. (Subsidiary) from 96% to 95%. Parent recorded the contribution as consulting expense for the $388,000 or $1.94 per share in consulting services.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   CAPITAL STOCK (Continued)

  5% Convertible Notes Payable   On February 8, 2005, the Company closed a
  Subscription Agreement by which three institutional investors ("Subscribers") purchased 5% convertible promissory notes having a total principal amount of $1,400,000, convertible into 933,333 shares of the Company's common stock at a price of $1.50 per share; Class A Warrants to purchase a total of 466,667 shares of common stock at a price of $2.50 per share, exercisable for three years; and, Class B Warrants to purchase a total of 933,334 shares of common stock at a price of $1.50 per share, exercisable until 150 days after the effective date of the registration statement for the underlying securities. The $1,400,000 in proceeds has been recorded as paid in capital based on the relative fair values of $574,184, $308,989 and $516,827, for the beneficial conversion feature of the Convertible Notes Payable, Class A Warrants and Class B Warrants, respectively. The fair values of the warrants were estimated using the Black-Scholes pricing model using the following: volatility of 104%, risk free interest rate of 3%, expected yield of 0% and estimated lives of one to three years.

  2004 Stock Option Plan   During 2004, the Board of Directors adopted a
  Stock Option Plan ("2004 Plan"). Under the terms and conditions of the 2004 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code. The total number of shares of common stock available under the 2004 Plan may not exceed 200,000. At September 30, 2005, total options available to be granted under the 2004 Plan totaled 8,700. During the nine months ended September 30, 2005, the Company granted 41,334 options which were immediately exercised for services valued at $115,747.

  2002 Stock Option Plan   During 2002, the Board of Directors adopted a
  Stock Option Plan ("2002 Plan"). Under the terms and conditions of the 2002 Plan, the Board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code. The total number of shares of common stock available under the 2002 Plan may not exceed 1,000,000. At September 30, 2005, total options available to be granted under the Plan totaled 14,259. During the Quarter ended March 31, 2004, the Company issued 90,210 options to purchase common stock at $1.38 to $2.09 per share that were immediately exercised for $162,846 in salaries.

  Warrants   A summary of the status of the warrants granted is presented below for the nine months ended:
                              September 30, 2005        September 30, 2004
                        ___________________________ _________________________
                                   Weighted Average          Weighted Average
                          Shares    Exercise Price   Shares   Exercise Price
                        ___________ _______________ ___________  ____________
   Outstanding at
   beginning of period      786,174 $          1.55     608,076  $       1.28
   Granted                1,400,000            1.83     824,174          1.55
   Exercised                (94,339)           1.55    (588,076)         1.32
   Forfeited                      -               -           -             -
   Expired                        -               -           -             -
                        ___________ _______________ ___________  ____________
   Outstanding at end
   of period              2,091,835 $          1.73     844,174  $       1.52
                        ___________ _______________ ___________  ____________

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   CAPITAL STOCK (Continued)

  On January 1, 2004, the Company recorded a $160,420 expense for the re-pricing of 408,076 warrants to purchase common stock from $1.50 per share to $1.00 per share and extending the expiration date of the warrants from January 1, 2004 to February 29, 2004.

NOTE 13   LOSS PER COMMON SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:
                       For the Three Months Ended  For the Nine Months Ended
                              September 30,               September 30,
                         ______________________      _______________________
                           2005          2004           2005         2004
                         __________ ___________      ___________ ___________
  Loss available to
  common shareholders
  (numerator)           $(1,428,298)$(1,364,245)     $(5,335,156)$(3,722,332)
                         __________ ___________      ___________ ___________
  Weighted average number
  of common shares
  outstanding during the
  period (denominator)   27,783,145  25,542,386       27,294,294  24,439,267
                        ___________ ___________       __________ ___________

  At September 30, 2005, the Company had 2,091,835 warrants outstanding to purchase common stock of the Company at $.25 to $1.55 per share, an 8% convertible note payable wherein the holder could convert the note into a minimum of 73,281 shares of common stock and 5% convertible notes payable wherein the holders could convert the notes into 818,811 shares which were not included in the loss per share computation because their effect would be anti-dilutive.

  At September 30, 2004, the Company had 844,174 warrants outstanding to purchase common stock of the Company at $.25 to $2.00 per share, a convertible note payable wherein the holder could convert the note into a minimum of 350,000 shares of common stock, and the Company has agreed to issue as many as additional 1,500,000 common shares to the former shareholders of MediVoxRx Technologies, Inc. if certain development, acceptance and profitability milestones are met; these common stock equivalents were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 14   INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".
  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2005 operating loss carryforwards of approximately $15,800,000 which may be applied against future taxable income and which expire in various years through 2025.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14   INCOME TAXES (Continued)

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $5,400,000 as of September 30, 2005, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2005 approximated $1,150,000.

NOTE 15   COMMITMENTS AND CONTINGENCIES

  The Company is from time to time involved in routine legal and administrative proceedings and claims of various types. While any proceeding or claim contains an element of uncertainty, Management does not expect any of these to affect our results of operations or financial position.

  Contingent Consideration for the Acquisition of MediVoxRX   In connection
  with the acquisition of MediVoxRx, Parent will issue an additional 100,000 restricted common shares to the former stockholders of MediVoxRx if Wizzard Merger Corp. achieves repeat sales of at least 250 units per month from at least 15 VA sites for three consecutive months with a specified gross margin. Parent will also issue an additional 50,000 restricted common shares to the former stockholders of MediVoxRx if Wizzard Merger Corp. pill bottle simultaneously loads the prescription while the label is being printed and is approved and accepted by any Veterans Administration Hospital. Parent will further issue an additional 625,000 restricted common shares to the former stockholders of MediVoxRx if Wizzard Merger Corp. meets revenue and profit projections for the second year of operations forward from the April 23, 2004 acquisition date.

  Minimum Purchases   In connection with the agreement with AT&T to sell to
  AT&T's OEM Natural Voices desktop product licenses, the Company is required to make minimum purchases of $125,000 per each six-month period beginning July 2004 through June 2007.

  In connection with the agreement with IBM to sell IBM's OEM ViaVoice desktop product licenses, the Company is required to make minimum purchases of $12,500 per quarter through June 2007.

NOTE 16   SEGMENT REPORTING

  The Company's operations are divided into two independent segments software and healthcare. The Company does not have any inter-segment revenues and the Company uses the same accounting principles used to prepare the consolidated financial statements for both operating segments. The Company attributes revenues to the country where the software product is shipped or where the services are provided. Through September 30, 2005, all of the Company's revenues have been attributed to the United States of America. At September 30, 2005, all of the Company's assets are located within the United States of America.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16   SEGMENT REPORTING (Continued)

  The following is a summary of the Company's operations by segment for the nine months ended:
                           September 30, 2005        September 30, 2004
                 _______________________________ ____________________________
                  Software  Healthcare  Total    Software  Healthcare  Total
                 __________ _________ __________ __________ ______ __________
Net revenues
 (external)      $  715,479 $ 169,319 $  884,798 $  388,770 $    - $  388,770
Cost of sales      (372,507) (101,959)  (474,466)  (307,827)     -   (307,827)
General and
administrative   (2,617,748)  (29,630)(2,647,378)(3,461,942)     - (3,461,942)
Selling            (341,758)     (690)  (342,448)  (211,801)     -   (211,801)
Research and
development         (55,689)        -    (55,689)   (50,265)     -    (50,265)
Impairment of
goodwill         (1,191,967)        - (1,191,967)         -      -          -
Interest income           -     3,581      3,581          -      -          -
Interest expense (1,505,418)   (1,647)(1,507,066)   (48,398)     -    (48,398)
Loss on abandoned
leaseholds                -         -          -    (30,869)     -    (30,869)
Loss on sale of
fixed asset          (4,520)        -     (4,520)         -      -          -
Income tax benefit
(expense)            11,012   (11,012)         -          -      -          -
                 __________ _________ __________ __________ ______ __________
Net Income
(loss)         $(5,363,117)$  27,962$(5,335,155)$(3,722,332)$   - $(3,722,332)
                 __________ _________ __________ __________ ______ __________

Amortization of
discounts on note
payable         $1,400,000 $       - $1,400,000 $        - $    - $        -
                __________ _________ __________ __________ ______ __________
Common stock
issued for
services        $1,504,621 $       - $1,504,621 $2,403,679 $    - $2,403,679
                __________ _________ __________ __________ ______ __________
Depreciation and
amortization    $   27,220 $     277 $   27,497 $  110,848 $    - $  110,848
                __________ _________ __________ __________ ______ __________
Capital
expenditures    $   20,371 $       - $   20,371 $   32,683 $    - $   32,683
                 __________ _________ __________ __________ ______ __________

  The following is a summary of assets by segment as of September 30, 2005:

                                        Software     Healthcare       Total
                                       __________    __________     __________
     Total assets                      $  611,619    $1,542,625     $2,154,244
                                       __________    __________     __________

NOTE 17   SUBSEQUENT EVENT

  In November 2005, the Company issued 56,667 common shares upon the conversion of $85,001 in principal on 5% convertible notes payable.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Highlights of 3rd Quarter, 2005.
--------------------------------

     In the third quarter of 2005, Wizzard Software Corp. made several significant accomplishments and successfully moved forward on many aspects of our business plan. Some of these accomplishments broken down by internal business group include:

        2005 Q3 Technology & Services Group Accomplishments

     The Technology & Services Group (T&S Group) is a cross divisional team within Wizzard that consists of the Technology and Services Division (T&S), plus key members of Wizzard's Development, I/S and Marketing organizations. Together, they are working to implement our strategy to increase market share and brand awareness and become the preferred supplier of speech technologies and services for both domestic and international business developers. The Group plans to increase overall revenue by significantly expanding its customer base, product portfolio and customer reach through a continued focus on three imperatives: Best technologies, best pricing, responsive support.

     In the third quarter of 2005 T&S grew its revenues, quarter over quarter, for the third straight quarter. This growth was due to the continued increase in sales of AT&T's and IBM product lines in conjunction with the focused execution of our marketing plan by the entire Technology & Services Group.

     The T&S Group launched several new product offerings in the third quarter of 2005 including: a new version of AT&T Natural Voices for the Macintosh 10.4 operating system, an updated version of IBM's ViaVoice 10.5 as well as new voice fonts for AT&T Natural Voices. The Macintosh version of AT&T Natural Voices is featured on Apple's website and received significant press and media attention.

     In the third quarter of 2005 the T&S Group launched a new, improved web site designed to address the needs of the T&S target customer, the speech technology developer. The new site gives customers a simple and logical way to quickly view Wizzard's speech offerings and services. We believe the new site reflects Wizzard's mission of offering customers the best speech products and services possible. The new site features expanded information on our offerings as well as a new demo feature allowing customers to hear audio samples of AT&T Natural Voices and IBM's Via Voice fonts. Almost every page is accessible through one click of the mouse.

     In continuous cost cutting efforts, the T&S Group increased the quality and efficiency of the sales/fulfillment process, fully implemented highly efficient quote/contract process and significantly increased the percentage of customers using our lower cost download fulfillment process. These efforts, initially launched in the first quarter of 2005, continue to improve T&S efficiency and are a contributing factor to our increased quarter over quarter revenues for the third consecutive time.

     T&S added new assistive application and alert/broadcast customers in the third quarter of 2005. Alert/broadcasting is an emerging customer category which began to take shape as a significant opportunity in 2004 and has continued to develop though 2005. In addition, T&S is continuing to focus on our core ATM, simulator and medical dictation markets, and is expanding the protocol supportive attributes of our TTS telephony offerings based on customer requests for larger IVR type applications.

       Over the course of 2005 our Technology and Services business has helped hundreds of companies add speech technology to their products or services through our speech programming tools and consulting services. The number of quarterly royalty reporting customers is growing each quarter and we have several customers who have the potential to require large volume licenses in the coming quarters. Recently, there have been substantial consolidation and workforce shifts in the speech industry and management believes these events have created opportunity for our Technology and Services Group to capture new, high volume telephony server customers specifically, while at the same time reducing the number of high quality product choices on the market. We continue to see interest in our products and services from industry segments such as emergency alerts, ebooks, telephony IVR and the healthcare market, while we maintain internet marketing efforts on Google, Yahoo and Apple websites. With the increase in large, high profile customer adoption of our products, the new, improved speech technology coming from our partners and the growing acceptance of enabling technologies like VoIP and wireless communication, we remain very optimistic regarding the future of our Technology & Services business.

          2005 Q3 Solutions & Channels Group Accomplishments

     The objectives for the Solutions & Channels Group is to establish successful sales channels for select products offered directly by the Company which incorporate speech technology offered by our Technology and Services Group. At this time the main focus for our Solutions and Channels Group is Rex - the talking prescription pill bottle product line.

     Our MedivoxRx Talking Pill Bottle business is slowly but surely making progress. We recently signed with Cardinal Health, one of the nation's largest pharmaceutical distributors who, after time spent educating their sales associates, will begin marketing the Talking Pill Bottle in the fourth quarter. The Solutions and Channels Group is focusing its marketing efforts on pharmacies and caregivers and is working hard towards getting Medicare reimbursement and insurance coverage for our Talking Pill Bottle customers. While there are no guarantees of approval, management believes reimbursement approval from Medicare and insurance companies is the key to large unit sales and we are in the process of collecting clinical data from independent third party studies for our product to provide to the governmental and insurance agencies.

     In the third quarter of 2005, the Rex - Talking Pill Bottle was still receiving a tremendous amount of attention due to the Olympic medalist and current World Champion Adam Nelson sponsorship as well as an announcement of our distribution agreement with Cardinal Health. The press release on Cardinal Health was picked up by the Associated Press and was featured on both MSNBC and CNN. On July 12th, The Talking Pill Bottle was featured on the CBS Evening News in a story about the elderly. Rex was also a feature story in a number of local news stations, including several of ABC and FOX affiliates, as well as National Public Radio after previously appearing in national publications such as USA Today, Sports Illustrated, The Washington Post, T.V. Guide and The Economist.

     To take advantage of the positive press Rex has been receiving, the marketing team launched a redesign of the MedivoxRx website on August 10th. The new user-friendly website now features a shopping cart that allows users to directly purchase Rex Starter Kits and Rex Refill Kits.

     In the third quarter we continued to make progress in our negotiations with a number of national retail pharmacies and began a direct to consumer (caregiver) internet marketing campaign, including channels such as Medivisor and eBay. As with most new technology products, the adoption cycle sometimes takes longer than anticipated but with the sales channel and end user reactions we are experiencing, we remain steadfast in our beliefs that the talking pill bottle has the potential to be a big success for Wizzard.

         2005 Q3 General & Administrative Accomplishments

     Our core business is helping other companies incorporate high quality speech recognition and text-to-speech technologies into their own products and services. Through partnerships with IBM and AT&T we receive leads from businesses worldwide who desire to add speech technology to a wide variety of products and services. Wizzard Software from time to time comes across a unique idea for a speech enabled product or an industry that would substantially benefit from the use of speech recognition or text-to-speech technology. Over the last two years we've made two acquisitions in the healthcare industry with our MedivoxRx Technologies Rex - The Talking Prescription Pill Bottle as well as Interim Healthcare of Wyoming, a home healthcare agency. We made both of these acquisitions with a single mission in mind, to sell more speech technology for our Technology and Services Group.

     Our acquisition of Interim Healthcare of Wyoming was completed in the third quarter and we continue to be excited about the impact our speech technology can have on the home healthcare industry. Based in Casper, Wyoming, Interim Health Care of Wyoming has been serving its community for thirteen years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the U.S. Interim of Wyoming's unaudited revenues have increased steadily reaching $2,227,311 in 2004. It should be noted that only approximately three weeks of the third quarter revenues of Interim of Wyoming will be consolidated into the Wizzard financial statements due to the acquisition closing date of September 8th, 2005. Management expects to announce additional home healthcare related acquisitions as we see this industry as a wide open market for our speech technologies and voice data collection expertise.

     We believe that our speech technology (Talking Pill Bottle, WizzScribe transcription service, MedOasis InfoPath forms, ViaVoice speech medical recognition, etc.) can make a significant impact on the bottom line of HHC agencies and we are aggressively working towards our first speech implementation. Both Wizzard's management and owners of our targeted home health care agencies believe that strong synergies exist between the services they offer, the compliance they must adhere to, the job functions of their workers and our Talking Pill Bottle, various talking medical devices, WizzScribe transcription product, medical speech recognition dictation and form-fill speech applications. Currently, most nurses and health aides fill out mandatory paperwork by hand while owners of the home healthcare agencies continuously strive for timely and accurate data. With a 10% to 25% rejection rate and 25% to 50% of a worker's time spent filling out paperwork, having the ability to collect and submit accurate data for payment forms and other aspects of the home healthcare business is a compelling proposition. We believe that voice is the most efficient, accurate method for entering and retaining medical records in this thriving vertical market with almost no competition for us in speech technology implementations. We're starting with the phone as the interface device because everyone is comfortable with it and this allows us to accurately capture data at the point of care. We believe we are now in position to build the best, most affordable home health medical records solution and get there first.

     About Interim HealthCare of Wyoming

     Interim HealthCare of Wyoming is a state licensed and Medicare certified home health agency. In addition, Interim HealthCare of Wyoming provides temporary healthcare professionals to facilities across the state of Wyoming. The company is comprised of two separate but synergistic businesses.

     The core business is home health care. Interim HealthCare is involved with many programs and payor sources, including contract staffing, Medicare, Medicaid, insurance and private pay. The services provided are Registered Nurses, Physical Therapists, Occupational Therapists, Speech Therapists, Social Workers, Home Health Aides, and Companions. Interim also serves as a placement service for emergency response systems.

     Customers come to Interim primarily on the recommendations of other health care providers in the community. The discharge planners from hospital and nursing homes play a large role in facilitating the after care of the
clients who have used their services.   Physicians refer to the agency
directly from their offices and families frequently call seeking assistance for their relatives. Other social programs working with the aged or disabled population often identify home care needs and send clients to our agency. Maintaining name recognition and community relationships are critical for building and maintaining the flow of customers. Growth in the home health division is possible by further developing the services area and participation in various social programs.

     The staffing division recruits health care professionals, primarily registered nurses, for temporary or permanent placements in facilities in the State of Wyoming, including nursing homes, hospitals, clinics and correctional facilities. The customer base is built through individual contact, marketing pieces, and word of mouth. This business serves the entire state and strongly markets itself as serving both the Wyoming professionals and Wyoming facilities. Growth in this business can come from acquiring new customers and professionals in the region as well as expanding the areas where we seek to serve.

CONCLUSION

     Management of Wizzard Software and our subsidiaries is pleased to announce that for the third quarter in a row our revenues in 2005 have grown over the comparable quarter in 2004, prior to adding in revenues from our recent acquisition of Interim Healthcare of Wyoming. As of September 30, 2005, we have already surpassed our total 2004 revenues. Including the revenues from our recent acquisition, management expects to continue this revenue growth for at least the next four quarters looking forward which would equate to a run of seven consecutive quarters of revenue growth. With sales of our products becoming more stable and predictable in combination with our most recent acquisition, we believe our shareholders will begin to see more steady revenue generation streams coming from Wizzard. Management continues to focus on profitability with the recent acquisition of a consistently profitable business providing a substantial boost in the right direction.

Results of Operations.
----------------------

Three Months Ended September 30, 2005 and 2004.
-----------------------------------------------

     During the quarterly period ended September 30, 2005, Wizzard recorded total net revenues of $369,714, a 105% increase from total net revenues of $180,6861 in the third quarter of 2004. The increase for the third quarter of 2005 was due primarily to the addition of $169,319 in revenue from our acquisition of Interim Healthcare of Wyoming during the quarter. In addition, net revenues were $200,395 in the third quarter of 2005, representing an increase of approximately 11% over net revenues of $180,686 in the year-ago quarter.

     Cost of goods sold totaled $190,805 in the third quarter of 2005, versus $114,477 in the third quarter of 2004. This increase of 67% is attributed to the cost of sales associated with Interim Healthcare of Wyoming, which totaled $101,959 in the 2005 quarter. Cost of sales associated with our speech recognition operations declined to $88,846 in the third quarter of 2005, as compared to $114,477 in the prior year quarter. This decrease was due primarily to the impairment of intangible assets in connection with speech systems previously amortized at a rate of approximately $25,000 per quarter. Wizzard posted a gross profit of $178,9098 during the third quarter of 2005, versus a gross profit of $66,209 in the third quarter of 2004.

     In the quarter ended September 30, 2005, operating expenses totaled $1,551,266, which was a 9% increase from operating expenses of $1,427,300 in the third quarter of 2004. Broken down by line item our operating expenses were: General and administrative expenses were $1,365,927 in 2005 versus $1,335,068 in 2004. Selling expenses in the third quarter of 2005 were $162,939, versus $74,967 in 2004. This 117% increase was due principally to increased marketing salaries and travel related to marketing the talking pill bottle. Research and Development expenses in the third quarter were $22,400, as compared to $17,265 in 2004. Other expenses consisted of an interest expense of $55,001 in the third quarter of 2005, versus $3,154 in the third quarter of 2004. This increase relates to the issuance of a $1,400,000 unsecured convertible note payable during the first quarter of 2005, interest payment on $250,000 assumed in the acquisition of Interim Healthcare of Wyoming, Inc., and penalties on the delay in registering the underlying securities.

     Wizzard's net loss was $1,428,297, or $0.05 per share, in the quarter ended September 30, 2005. This represents an approximately 5% increase from our net loss of $1,364,245, or $0.05 per share, in the third quarter of 2004.

Nine months ended September 30, 2005, and 2004.
-----------------------------------------------

     During the nine month period ended September 30, 2005, Wizzard recorded total net revenues of $884,798, a 128% increase over total net revenues of $388,770 for the same period in 2004. Increased revenues from our voice recognition operations accounted for $326,709 of the $496,028 total difference, with the remaining $169,319 coming from the healthcare operations of Interim Healthcare of Wyoming, which we acquired in the third quarter of 2005.

     In the nine months ended September 30, 2005, cost of goods sold totaled $474,466, a 54% increase from cost of goods sold of $307,827 during the nine months ended September 30, 2004. Our acquisition of Interim Healthcare of Wyoming contributed $101,959 to this increase, with the remaining $64,680 increase coming from our software operations primarily relating to increased royalties from the increased sales volume less decreased amortization of intangibles resulting from the impairment of technologies.

     Wizzard recorded total operating expenses of $4,237,482 during the nine months ended September 30, 2005, a 14% increase from operating expenses of $3,724,008 in the same period of 2004. General and administrative expenses totaled $2,647,378 in the first nine months of 2005, versus $3,461,942 in the first nine months of 2004, a decrease of approximately 24%. This decrease is due primarily to decreased consulting and investor relations services.
Selling expenses rose to $342,448 in the first nine months of 2005, from $211,801 in the first nine months of 2004, due to an increase in the marketing expense and sales personnel compensation and marketing efforts related to Rex the Talking Pill Bottle. Research and Development expenses were $55,689 in the first nine months of 2005, versus $50,265 in R&D expenses in the first nine months of 2004. In the first nine months of 2005, Wizzard had a $1,191,967 expense for the impairment of goodwill as a result of the internal merger of the Wizzard Delaware and Wizzard Colorado companies. We incurred interest expense of $1,507,066, in the third quarter of 2005, primarily due to $1,400,000 interest expense for amortization of a discount in conjunction with the $1,400,000 convertible note sold to investors in 2005, versus a $48,398 interest expense in the first nine months of 2004.

     Wizzard's net loss was $5,335,155, or $0.19 per share, in the nine months ended September 30, 2005. This represents a 43% increase from our net loss of $3,722,332, or $0.15 per share, in the first nine months of 2004.

Liquidity and Capital Resources.
--------------------------------

     The financial statements have been prepared assuming the Company will continue as a going concern. As noted in Note 2 to the financial statements, the Company has current liability in excess of current assets and has not yet been able to establish profitable operations.

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

     Cash on hand was $466,106 at September 30, 2005. Cash used in operations for the nine months ended September 30, 2005, was $996,560, a decrease of 8% over the $1,083,008 cash used in operations for the nine months ended September 30, 2004. Cash used in investing activities was $500,718 during the nine months ended September 30, 2005; of this amount, $483,347 was accounted for by our acquisition of Interim Healthcare of Wyoming.

     In the first nine months of 2005, Wizzard received proceeds from long term obligations of $1,400,000. The Company received $146,228 from the issuance of common stock. The Company used common stock to pay $1,504,621 in consulting and investor relations services during the nine months ended September 30, 2005. In doing so, management believes we have conserved Wizzard's cash liquidity for operational purposes.

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

     We believe that each of these material weaknesses existed at December 31, 2005. The following changes in our internal controls over financial reporting occurred during the third quarter of 2005 (unless indicated otherwise):

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

     We believe that these steps have fully addressed the first material weakness identified above. However, during the third quarter of 2005, Mr. McLay resigned as our Chief Financial Officer for personal reasons. Although Gordon Berry is currently acting as interim Chief Financial Officer and we are searching for a full-time replacement for Mr. McLay, we believe that his resignation has recreated the first and third material weaknesses identified above. We are actively working on implementing written policies and procedures that will fully address the second material weakness, which we also believe still exists. We expect that this process may take 9-12 months. As we continue to refine our internal workflow system and our written policies and procedures, we believe that we will identify other areas in which we can further segregate our employees' duties. Although we have taken significant steps to address this material weakness, we believe that it will continue to exist until we have fully addressed the written policies and procedures material weakness.

     The principal cost associated with our remediation of these material weaknesses will be the hiring of a replacement for Mr. McLay, whose annual compensation totaled approximately $100,000. The other remedial actions have been undertaken as part of Mr. McLay's job description, or the job descriptions of other already existing employees, which has not resulted in any additional increased costs. During the next 9-12 months, we expect to retain outside consultants to advise us and test our Sarbanes-Oxley compliance. We expect that the cost of these consultants will be approximately $50,000.

     As required by Rule 13a-15(b) of the Securities and Exchange Commission, and as of the end of the period covered by this Report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, or the persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our President/Treasurer has concluded that the Company's controls and procedures as of September 30, 2005, are not effective. This is management's conclusion, despite the compensating control provided by the significant day-to-day involvement of the Company's Chief Executive Officer in all aspects of the Company's operations in a small company atmosphere, and the Company's engagement of an outside professional with sufficient expertise in the application of US GAAP and SEC requirements.

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

     The outside accounting professional was engaged during the first quarter of 2005 to advise the Company in the preparation of its financial statements and Form 10-KSB for the calendar year ended December 31, 2004. This outside professional has significant expertise in the application of US GAAP and Securities and Exchange Commission requirements, which has compensated for the lack of such expertise within the Company prior to the hiring Mr. McLay as our former Chief Financial Officer, as discussed above. The fees for the outside professional's services have totaled approximately $825 for these services. This professional is not associated with our independent public accounting firm.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

     The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the three month period ended September 30, 2005, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name                         Date              Shares            Amount
----                         ----              ------            ------

Bruce Phifer                 7/27/05            5,000            Services
                                                                 valued at
                                                                 $10,100

Arthur Douglas               7/27/05          500,000            Services
                                                                 valued at
                                                                 $1,010,000

Douglas Whitson              7/27/05            1,250            Services
                                                                 valued at
                                                                 $2,525

Patrick Grumbar              7/27/05            1,500            Services
                                                                 valued at
                                                                 $2,525

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

          31.1 - 302 Certification of Christopher J. Spencer

          31.2 - 302 Certification of Gordon Berry

          32 - 906 Certification.

     (b)  Reports on Form 8-K.

     8-K Current Report dated September 8, 2005, and filed with the Securities and Exchange Commission on September 14, 2005, regarding acquisition of Interim Healthcare of Wyoming.*

     8-K Current Report dated September 15, 2005, and filed with the Securities and Exchange Commission on September 19, 2005, regarding the resignation of William F. McLay as our Chief Financial Officer.*

     * Summaries of these Current Reports are modified in their entirety by reference thereto. These documents and related exhibits have previously been filed with the Commission and are incorporated herein by reference.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date: 11/14/05                          By/s/Christopher J. Spencer
      --------                             ---------------------------
                                           Christopher J. Spencer, Director,
                                           CEO, President and Treasurer

Date: 11/14/05                             /s/Armen Geronian
      --------                             ------------------------
                                           Armen Geronian, Director
                                           Secretary

Date: 11/14/05                             /s/Gordon Berry
      --------                             ------------------------
                                           Gordon Berry, Director and Acting
                                           Chief Financial Officer

Date: 11/14/05                             /s/Alan Costilo
      --------                             ------------------------
                                           Alan Costilo, Director