Form 10KSB
period 2005-12-31
WIZZARD SOFTWARE CORP /CO
filed 2006-04-03
CIK 1074909

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                        Commission File No. 333-69415


                         WIZZARD SOFTWARE CORPORATION
                         ----------------------------
                 (Name of Small Business Issuer in its Charter)

          COLORADO                                     25-1786180
          --------                                     ----------
(State or Other Jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                               5001 Baum Blvd.
                        Pittsburgh, Pennsylvania  15213
                        -------------------------------
                    (Address of Principal Executive Offices)

                   Issuer's Telephone Number:  (412) 621-0902


Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered:                     None
Securities Registered under Section 12(g) of the Exchange Act: Common, $0.001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ...

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No X

     State Issuer's revenues for its most recent fiscal year: December 31, 2005 - $1,694,075.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 29, 2006 - $43,375,124.70.  There are approximately 22,829,013 shares of common voting stock of the Registrant held by non-affiliates. The aggregate market value was determined based on the average of the closing bid and asked prices of the issuer's common stock on March 18, 2005.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               March 29, 2006

                                 29,085,650

                   DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                   PART I

Item 1.  Description of Business.
         ------------------------

 OVERVIEW

     Founded in 1995, the business of Wizzard Software Corporation includes software and hardware products and services that focus on speech recognition and text-to-speech technology to allow computers, telephones and other devices to understand spoken commands, dictation and respond to users through human sounding synthetic speech. Wizzard provides software programming tools and services which allow companies to incorporate speech technology into their products and services. Wizzard offers speech technology software programming tools and speech engines from AT&T and IBM for which Wizzard receives a royalty for each licensed copy of these engines distributed with our customer's products and services. Through its acquisition of MedivoxRx Technologies, Wizzard offers a Talking Prescription Bottle to assist the elderly, visually impaired and other individuals in the taking of their prescription medication. Additionally, in September of 2005, Wizzard finalized its acquisition of Interim Healthcare of Wyoming with plans to increase internal productivity and provide better home healthcare services through the use of speech technologies

     Our products and services include:

     Speech Products   Rex -The Talking Prescription Bottle "talks" to the
patient, allowing him or her to distinguish what type of medication is in the bottle along with information on dosage and refill instructions. Initially, Rex was manually recorded by a pharmacist using a built-in microphone. Now, with Wizzard's text-to-speech technology and programming expertise, Rex is automatically loaded with verbal instructions directly from the label data, saving pharmacists valuable time and significantly lowering the chance for error. Wizzard also offers a "starter kit" for caretakers to provide in-home talking prescription bottles.

     Speech Tools - Wizzard's proprietary VoiceTools are programming tools for software developers to incorporate the speech technology of their choice into their products and services in a fast, efficient and inexpensive manner. VoiceTools have been distributed over 100,000 times since their creation in 2000. In addition to our own marketing efforts, IBM promotes our VoiceTools on their website through a linking agreement with Wizzard.

     Speech Engines - Wizzard offers Text-To-Speech Engines from IBM and AT&T to software developers and businesses around the world, as well as speech recognition engines from IBM. Wizzard receives payments for each copy/license distributed by its customers and in turn, pays a percentage of that payment to IBM or AT&T.

     Speech Services - Wizzard provides support, customized programming and other speech related services to businesses and software programmers worldwide. These services compliment Wizzard's Voice Tools and other programming-oriented product lines and assist in putting the speech engines Wizzard distributes for IBM and AT&T incorporated into customers' products, resulting in royalty payments for each copy/license distributed by the customer.

     Home Healthcare Services - Interim HealthCare of Wyoming is a state licensed and Medicare certified home health agency. In addition, Interim HealthCare of Wyoming provides temporary staffing of healthcare professionals to facilities across the state of Wyoming. Wizzard plans to increase worker productivity and provide better home health services through the use of speech technologies such as medical transcription/dictation and Rex - The Talking Prescription Bottle. Currently, the healthcare industry is the largest customer of speech technologies.

     Our principal executive offices consist of approximately 3,100 square feet of office space located at 5001 Baum Boulevard, Suite 770, Pittsburgh, Pennsylvania 15213. Our telephone number is (412) 621-0902. We also maintain an office in Casper, Wyoming for our Home Health Services. We have sales representatives located in New York, Chicago, Florida, New Jersey and Cleveland and a total of 51 full time and contract workers.

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

     Our core business is helping other companies incorporate high quality speech recognition and text-to-speech technologies into their own products and services. Through relationships with IBM and AT&T, we receive leads from businesses worldwide who desire to add speech technology to a wide variety of products and services. From time to time, Wizzard Software comes across a unique idea for a speech-enabled product or an industry that would substantially benefit from the use of speech recognition or text-to-speech technology. Over the last two years we've made two acquisitions in the healthcare industry: MedivoxRx Technologies and their product, Rex - The Talking Prescription Bottle; and Interim Healthcare of Wyoming, a home healthcare agency. We made both acquisitions with a single mission in mind: to demonstrate how speech technology can improve worker productivity and provide a better quality of life for its users.

Below is an overview of each Business Group within Wizzard, including:

     1.   Speech Technology and Services Group
     2.   Speech Products Group - Healthcare
     3.   Speech Services Group - Healthcare

1. Speech Technology and Services Group

     Wizzard Software's Speech Technology and Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide. Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T as well as through internal internet marketing efforts through Google, Yahoo and other major internet search engines.

     Wizzard's management feels it has effectively positioned the Speech Technology and Services Group as the "go-between" for developers and corporate users seeking to incorporate speech technology from IBM and AT&T, two of the world's leading industry speech providers. Having created world class speech technologies in their worldwide laboratories, these technology providers license the core speech engines and programming tools to Wizzard. Wizzard then adds the expertise of tool usage and integration experience and re-licenses them to developer customers for large volume distribution or internal deployment projects. In most cases, developers who plan to include speech technology in their product or service will require specific programming tools and support which is available through Wizzard. In some instances these programming tools are proprietary to Wizzard. In other instances they are licensed through Wizzard, but proprietary to the manufacturer of the speech engine. In addition to programming tools distributable runtime engines and support, Wizzard also creates Windows and Linux based applications for customer distribution or internal deployment.

     Major accomplishments in 2005 by our Speech Technology and Services Group include:

     * Wizzard's Speech Technology and Services Group records best revenue generating quarter to date in 1st quarter.

     * Wizzard's Speech Technology and Services Group adds 125 new customers Wizzard extends distribution agreement with AT&T for five additional years.

     * Wizzard's Speech Technology and Services Group tops record 1st Quarter 2005 revenues to set new record in 2nd quarter.

     * Wizzard's Speech Technology and Services Group sees increase in sales to Fortune 500 companies.

     * Wizzard's Speech Technology and Services Group has third consecutive quarterly revenue growth over previous year.

     *  Wizzard and IBM extend sales, support and linking agreements.

     *  Wizzard and AT&T extend sales and support agreements.

     * Wizzard's Speech Technology and Services Group sets new quarterly revenue record in 4th quarter, exceeding all internal estimates.

     * Wizzard's Speech Technology and Services Group exceeds $1.0M in annual revenues for first time in company history.

     *  Wizzard and IBM expand distribution to include Asia Pacific region.

     In 2005, the Technology & Services Group grew full year revenues to their highest in company history. Many factors contributed to this achievement including a growing market propelled by broader usage models for speech technologies, as well as our three pillar customer oriented strategy consisting of world class speech technologies, compelling prices, and excellent support. The net result of these and other successes was the best 4th quarter and annual revenue performance in company history.

     Over the course of 2005, our Technology and Services business helped hundreds of companies add speech technology to their products or services through our speech programming engines, tools and consulting services. The number of quarterly royalty- reporting customers is growing each quarter, and we have several customers who have the potential to require large volume licenses in the coming quarters. Recently, there have been substantial consolidation and workforce shifts in the speech industry and management believes these events have created opportunity for our Technology and Services Group to capture new, high volume telephony server customers specifically, while at the same time reducing the number of high quality product choices on the market.

     Wizzard's speech offerings continue to make an impact on the assistive and education categories. The re-order side of the business is strong and many leading developers of assistive and educational products have repeatedly chosen Wizzard as their source for text-to-speech technology. Higher Education and commercial offerings are using speech technology to provide accessibility of text books and learning materials to impaired students.

     Government agencies and organizations are using Wizzard's speech offerings to streamline processes, improve efficiency and promote safety. An application deployed by an agency of the Canadian government collects road/weather/incident conditions and uses text-to-speech to disseminate vital information to travelers. One mid-Western U.S. city government is using text-to-speech to convert text from a building management monitoring system into voice files in order to notify emergency personnel from a pre-determined contact list. Another mid-Western U.S. city government is using text-to-speech in a server-based application to make public address announcements to patrons of their metro system.

     Service companies are choosing Wizzard's offerings to help them improve customer service and company productivity. A U.S. based wireless data and messaging service company has enhanced their user experience by allowing subscribers to have text-to-speech read their messages to them. A different U.S. based company, specializing in home organization, has implemented an internal retrieval application that increases field agent productivity by using text to speech to provide them with customer information while on the road. Yet another U.S. based financial services company is using one of Wizzard's text to speech offerings to create a better user experience with online product and service training. Finally, a U.S. based company has added another level of automation to electric utility monitoring systems by using text to speech to alert the appropriate personnel when infrastructure problems occur.

     Wizzard's speech offerings are also adding value in the healthcare category. Wizzard's speech recognition offering is being used to power voice-activated ultra-sound machines in order to create a hands-free environment for medical staff, while a U.S. based advocacy group is using text to speech to assist in the rehabilitation of patients who have lost the ability to speak.

     The Technology & Services Group is a cross divisional team within Wizzard that consists of the Technology and Services Division, plus key members of Wizzard's development, I/S and marketing departments. Together, they are working to implement our strategy to increase market share and brand awareness and become the preferred supplier of speech technologies and services for both domestic and international business developers. The Group anticipates increased overall revenue through significant expansion of its customer base, product portfolio and customer reach resulting from continued focus on three imperatives: best technologies, best pricing and responsive support.

     For 2006, we envision a year of increased opportunities due to the momentum achieved in 2005 and by taking advantage of the consolidation happening in our industry today. Our low cost sales support model is functioning well and world-class technologies continue to be available to us. We believe that the fastest developing, leading edge of the speech market is anxious to take speech technology into new environments on new platforms, while the more traditional, high-revenue speech market is demanding more complex requirements, driven by standards and functional necessity, all at lower cost.

     Prospects from industry segments such as automated voice alerts, electronic audio books, telephony IVR, accessibility and the healthcare market continue to show interest in our speech products and services. We plan to continue a strong internet marketing campaign via IBM, AT&T, Google, Yahoo, Skype and Apple websites, and will further strengthen our marketing effort with targeted initiatives aimed at the general product development community. With the increase in large, high profile customer adoption of our products, plus new and improved speech technology coming from our partners, combined with growing acceptance of enabling technologies like VoIP and wireless communication, we remain very excited about the future of our Speech Technology & Services business.

     In summary, speech opportunities continue to grow and management feels that Wizzard is well positioned to compete in the speech market with a winning combination of low cost delivery model and linkages into worldwide speech technology providers.

2.   Speech Products Group - Healthcare

     From time to time, Wizzard identifies products or services that, through the addition of speech technology, can have a significant impact on an industry. This gives Wizzard an opportunity to make strategic acquisitions to expand its product offerings while demonstrating the capabilities of our speech technologies and speech development capabilities. Currently, the sale of prescription medication bottles is a mature, low margin business with very little room for increased margins or revenue growth. The addition of speech technology to the bottle allows for increased compliance with prescription medication instructions, and we believe customers (pharmacies, drug manufacturers and individual users) will be willing to pay more for the newly resulting "technology" based product. With higher profit margins and the potential for additional add-on technology-based features, we believe a company offering this new "technology" based traditional product would merit a higher valuation than a traditional prescription medication bottle manufacturer/distributor.

     In 2004, Wizzard acquired MedivoxRx Technologies and its Talking Prescription Bottle product line. Branded with the name "Rex," the Talking Prescription Bottle allows end-users to "hear" medication instructions if reading a medication label is not practical or possible. There are several billion prescriptions filled each year in the U.S. and pharmaceutical errors create billions of dollars in additional medical spending with the number one error being identified as labeling problems and education. Using unique microprocessor electronics and Wizzard's advanced text-to-speech technology, pharmacists automatically create a "talking" label while the traditional instruction label is being printed. At the push of a button, the prescription bottle talks to the patient, telling him or her the name of the medication, the dosage the patient should consume, the frequency of administration, refill instructions, warnings and other important information necessary to educate and help people take their prescription medication properly.

     The objectives for the Speech Products Group - Healthcare, is to establish successful sales channels for select products offered directly by the Company which incorporate speech technology created by our Speech Technology and Services Group. At this time, the main focus for our Speech Products Group - Healthcare is the Rex - The Talking Prescription Bottle product line.

Major accomplishments in 2005 by our Speech Products Group - Healthcare include:

     * 2005 - Wizzard's Speech Products Group launches Rex on Quixtar partner store.

     * 2005 - Wizzard's Speech Products Group grows the number of retail stores carrying Rex.

     * 2005 - Wizzard's Speech Products Group sponsors Adam Nelson, Olympic silver medalist.

     * 2005 - Wizzard's Talking Prescription Bottle receives positive press in USA Today, Sports Illustrated, Washington Post and T.V. Guide.

     *  2005 - Wizzard's Speech Products Group signs Cardinal Health to
distribute Rex   The Talking Prescription Bottle.

     *  2005 - Wizzard's Talking Prescription Bottle featured on CNN and
MSNBC.

     Our Speech Products Group - Healthcare has been working as hard as any group in Wizzard and is starting to make measurable progress in obtaining product distribution and recruiting new customers for our talking prescription bottle product line. We are working with several government entities, nationwide retail pharmacy chains, international humanitarian groups and large pharmaceutical product distributors. The reaction we are experiencing when presenting our talking prescription bottle remains overwhelmingly positive and almost every single pharmacist we show the bottle to suggest that 10% to 30% of their patients could benefit from its use.

     In 2005, we signed a distribution agreement with Cardinal Health, one of the nation's largest pharmaceutical distributors who, after time spent educating their sales associates, began marketing the Talking Prescription Bottle in the fourth quarter. We also signed an agreement with Healthcare Purchasing Partners International, the Prime Vendor for the Federal 340B program. The Speech Products Group - Healthcare is focusing its marketing efforts on pharmacies and caregivers and is working hard towards getting Medicare reimbursement and insurance coverage for our Talking Prescription Bottle customers. While there are no guarantees of approval, management believes reimbursement approval from Medicare and insurance companies is the key to large unit sales and we are in the process of collecting clinical data from independent third party studies for our product to provide to the
governmental and insurance agencies.   We have a gone a long way in achieving
name and product recognition for Rex and continue to institute programs for greater market penetration.

     In 2005, our Speech Products Group   Healthcare, through MedivoxRx
Technologies, sponsored Adam Nelson, Olympic Silver medalist and current world champion, to promote Rex - The Talking Prescription Bottle. As a result, Rex received national press coverage, including the CBS Evening News, numerous ABC and FOX affiliates, National Public Radio, USA Today, Sports Illustrated, The Washington Post, T.V. Guide and The Economist. To take advantage of the positive press Rex had been receiving, the marketing team launched a redesign of the MedivoxRx website and launched a telemarketing campaign through Cardinal Health.

     In 2006, we plan to continue to make strides to establish ourselves with a major pharmacy chain and a major retailer. We hope to achieve contract closure with both organizations very soon. We will continue to work on obtaining reimbursement and subsidies from insurance companies as well as Medicare/Medicaid. We have just completed a position paper which we hope to have published in major medical, pharmaceutical and trade journals. We will also be conducting a clinical study to further that goal.

     Additionally in 2006, we will continue to work with legislators in several states that support legislation requiring pharmacies to carry assistive aid devices that help ensure patient safety. We have received attention and support from members of Congress at the Federal and State levels in conjunction with the proposed legislation in Maryland as well as use of the product in federally funded programs.

     With the positive sales channel, end user and legislator reactions that we are receiving, we remain committed to our belief that the Talking Prescription Bottle will begin to achieve the success in 2006 that we have envisioned from the onset. We expect to make several announcements in the near future which should demonstrate progress on our plan to grow bottle sales. As with most new technology products, the adoption cycle sometimes takes longer than anticipated but with all the positive feedback we've heard, we remain confident that the Talking Prescription Bottle has the potential to be a big success for Wizzard.

3.   Speech Services Group - Healthcare

     From time to time, Wizzard identifies products or services that, through the addition of speech technology, can have a significant impact on an industry. This gives Wizzard an opportunity to make strategic acquisitions to expand our product offerings while demonstrating the capabilities of our speech technologies and speech development capabilities. After months of investigation, we believe we have done so in the Home Health Care Industry. The Home Health Care market offers Wizzard the most clear cut opportunity to showcase its products and services, helping these agencies improve their profit margins by utilizing speech recognition and text-to-speech in an already growing, profitable setting. Both Wizzard's management and the owners of our targeted home health care agencies believe that strong synergies exist between their business (the services they offer, the compliances they must adhere to, and the job functions of their workers), and our offerings (the Talking Prescription Bottle, various talking medical devices, WizzScribe transcription product, medical speech recognition dictation and form-fill applications.) By combining the latest advances in speech technology with the already profitable home health services, we believe we can grow the company faster and become profitable sooner for our shareholders while demonstrating to the world how speech related products and services can make profitable businesses even more lucrative.

     Our acquisition of Interim Healthcare of Wyoming was completed in the third quarter of 2005 and we continue to be excited about the impact our speech technology can have on the home healthcare industry. Based in Casper, Wyoming, Interim Health Care of Wyoming has been serving its community for fifteen years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, disabled and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the U.S.

     Interim HealthCare is licensed by the state of Wyoming and is certified to provide services for the Medicare and Medicaid programs. Interim provides a full spectrum of skilled and unskilled services to allow people the opportunity to remain in their homes while they recover from an acute illness or are managing a long term disabling condition. Interim HealthCare is involved with many programs and payor sources, including contract staffing, Medicare, Medicaid, insurance and private pay. Interim provides the following services to their clients: Registered Nurses, Physical Therapists, Occupational Therapists, Speech Therapists, Social Workers, Home Health Aides, and Companions. Interim also serves as a placement service for emergency response systems.

      Interim receives referrals in a number of ways. Customers come to Interim primarily on the recommendations of other health care providers in the community. The discharge planners from hospital and nursing homes play a large role in facilitating the after care of the clients who have used their
services.   Physicians refer to the agency directly from their offices and families frequently call seeking assistance for their relatives. Other social programs working with the aged or disabled population often identify home care needs and send clients to Interim. Maintaining name recognition and community relationships are critical for building and maintaining the flow of customers. Growth in the home health division is possible by further developing the services area and participation in various social programs.

     Interim HealthCare also operates a staffing division that serves the entire state of Wyoming. The Interim Staffing Division markets itself as serving both the Wyoming professionals and Wyoming facilities. The facilities in Wyoming are frequently small with small pools of available staff, therefore absence of one or two personnel would create a hole and, consequently, a risk for the patients. Through the Interim Staffing Division, healthcare professionals, (primarily registered nurses), are recruited, screened and placed in facilities across the state, including nursing homes, hospitals, clinics and correctional facilities. These placements can be for short or long term assignments, or for permanent positions, depending on the needs of those involved. The customer base is built through individual contact, marketing
collateral, and word of mouth.   Interim's ability to provide personnel to
fill vacancies has been a significant contribution to the health care facilities of Wyoming. Growth in this business can come from acquiring new customers and professionals in the region as well as expanding the areas where we seek to serve.

     Interim also seeks out government support to further its success. The legislative session for 2006 in Wyoming was a budget planning session. The Medicaid program has not seen an increase in reimbursement for home health since 1989. Interim staff has put effort into gaining acknowledgement from the legislators of this concern for home health providers. As a result, an increase in the home health budget has been approved. Though the exact increase has not yet been announced, we expect to see a benefit from these efforts beginning in the second half of 2006.

     Focus for 2006 is on a few key areas. First, the opportunities for providing Part B Medicare Therapy services are apparent and procedures are being set in place to add this care to services available at Interim. Secondly, telemedicine and its benefits for clients is a factor that sets Interim apart from the competitors. Interim's use of this technology is being reinforced and promoted among referral sources to increase the volume of home
health referrals.   Thirdly, education programs for the senior population are
being presented by Interim staff to increase our visibility and accessibility with the senior population. Finally, expansion of Interim's Staffing Division is planned. Though Interim Staffing is a familiar name in Wyoming, untapped opportunity is present in the rural areas of surrounding states. These opportunities are being explored and business developed in these regions. Recruitment of qualified staff is the greatest challenge at this time. The Wyoming economy is robust with opportunity for employees and competition for
employers.   Balancing the needs of employees and the needs of clients is the continuing challenge for our organization.

     We believe that our speech technology (Talking Prescription Bottle, WizzScribe transcription service, MedOasis InfoPath forms, ViaVoice speech medical recognition, etc.) can make a significant impact on the bottom line of HHC agencies and we are aggressively working towards our first speech implementation in 2006. Currently, most nurses and health aides fill out mandatory paperwork by hand while owners of the home healthcare agencies continuously strive for timely and accurate data. With a 10% to 25% rejection rate, and 25% to 50% of a worker's time spent filling out paperwork, having the ability to collect and submit accurate data for payment forms and other aspects of the home healthcare business is a compelling proposition. We believe that speech is the most efficient, accurate method for entering and retaining medical records in this thriving vertical market with almost no competition for us in speech technology implementations. We're starting with the phone as the interface device because everyone is comfortable with it and this allows us to accurately capture data at the point of care. We believe we are now in position to build the best, most affordable home health medical records solution and be the first in the industry to do so.

     General and Administrative
     --------------------------

     In 2005, management closed a subscription agreement by which three institutional investors purchased $1.4M in unsecured debt from the Company. The subscription agreement, including notes and warrants if fully exercised, will bring the aggregate gross proceeds realized to approximately $3.96M for the Company.

     The Wizzard Internal System, which was created as an internal workflow system to run a substantial portion of Wizzard's internal operations, was updated and ten new modules were added in 2005, covering e-commerce credit card processing, purchase order streamlining, order entry and customer payment scheduling. This system has already made our workers more efficient and management believes that as we continue to improve the processes and procedures of the system, our employees will continue to increase their productivity. At the same time, the Company's controls and oversights will improve for better compliance with Sarbanes-Oxley regulations.

     Research and Development
     ------------------------

     During the calendar years ended December 31, 2005, and 2004, we spent $69,089 and $65,705, respectively, on research and development.

     Necessary Material
     -------------------
     Beyond basic materials such as CD-ROMs, jewel cases that hold the CD-ROMs and printing, which are all readily available from multiple sources, we depend upon two to four speech recognition companies to license us their speech recognition engines. It is these engines upon which we create our applications. We do not foresee any difficulty in continuing to license these engines, due to the competitive market between their manufacturers. Furthermore, Microsoft is beginning to distribute its new speech recognition engine for free in upcoming versions of its Windows operation system and its Office suite of business products.

     Licenses
     --------

     We have the following licenses, which are integral to our business operations:


     *  IBM ViaVoice speech recognition and text-to-speech engines; and

     *  AT&T Natural Voices text-to-speech engine.

     Patents Pending
     ---------------

     MedivoxRx Technologies currently has two patents pending in the United States and one patent pending in Canada for the talking prescription medication bottle.

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

     Employees
     ---------

     Currently, we have 22 full time employees and 29 contractors who spend a significant amount of their time working for Wizzard.

Item 2.  Description of Property.
         ------------------------
     Wizzard's offices are located at 5001 Baum Blvd., Suite 770, Pittsburgh, PA 15213. They consist of approximately 3,500 square feet of space, which are rented for $3,672 per month. The lease terminates on August 1, 2007. Wizzard also maintains offices in Casper, Wyoming for our Interim Healthcare operations which are rented for $4,750 per month. The lease terminates on June 1, 2007.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the calendar year ended December 31, 2005, we did not submit any matter to a vote of our security holders, whether through the solicitation of proxies or otherwise.

                                  PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
-----------------------------------------------

Market Information.
-------------------

      Our common stock is currently traded on the OTC Bulletin Board of the NASD under the symbol "WIZD." We can not guarantee that the present market for our common stock will continue or be maintained. In addition, the sale of unregistered and restricted common stock pursuant to Rule 144, or of 5,120,027 shares that we have registered for resale, may substantially reduce the market price of our common stock. See the caption "Recent Sales of Unregistered Securities," below.

      The quarterly high and low bid prices for our shares of common stock since public trading of these shares for the last two years are as follows:

                                                  Bid*
                                                  ---
Quarter or period ending:               High                Low
-------------------------               ----                ---

January 1, 2004 through
March 31, 2004                          $4.28               $1.06

April 1, 2004 through
June 30, 2004                           $3.73               $1.87

July 1, 2004 through
September 30, 2004                      $2.86               $1.48
October 1, 2004 through
December 31, 2004                       $2.23               $1.50


January 1, 2005 through
March 31, 2005                          $2.76               $1.85

April 1, 2005 through
June 30, 2005                           $2.10               $1.40

July 1, 2005 through
September 30, 2005                      $2.25               $1.60

October 1, 2005 through
December 31, 2005                       $1.97               $1.54

     * These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Resales of Restricted Securities.
---------------------------------

     As of March 29, 2006, approximately 15,639,995 shares of our common stock were publicly traded. We expect that this number will increase by the 2,800,001 shares that we registered for resale by certain security holders during the third quarter of 2005. This increase of approximately 18% in the available shares for public trading may dramatically reduce the price of our common stock on the basis of supply and demand alone. In addition, in May, 2004, we registered a total of 2,472,526 shares of our common stock on a registration statement on Form SB-2. The sale of all or any portion of these shares may have a further negative effect on our stock price.

Holders.
--------

     As of the date of this Report, we have about 351 stockholders. This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

                    Equity Compensation Plan Information
                    ------------------------------------

     The following information is provided as of December 31, 2005:


            Number of                                  Number of securities
            securities                                 remaining available
            to be issued                               for future issuance
            upon exercise       Weighted-average       under equity
            of outstanding      exercise price of      compensation plans
Plan        options, warrants   outstanding options,   excluding securities
category    and rights          warrants and rights    reflected in column (a)
--------    ----------          -------------------    -----------------------

               (a)                      (b)                      (c)

Equity         -0-                       -0-                     -0-
compen-
sation
plans
approved
by
security
holders

Equity         -0-                       -0-                    159,900
compen-
sation
plans not
approved
by
security
holders

Total          -0-                       -0-                    159,900

Recent Sales of Unregistered Securities.
-----------------------------------------

     We have sold the following restricted shares of common stock during the quarterly period ended December 31, 2005:

                       Date         Number of    Aggregate
Name of Owner          Acquired     Shares       Consideration
-------------          --------     ------       -------------

Bruce Phifer            12-1-05      7,000       Services rendered

11 employees            12-8-05      2,600       Services rendered

Alpha Capital AG        12-8-05    104,274       Conversion of $150,000
                                                 principal and $6,411 interest
                                                 on convertible note

29 employees of        12-20-05      8,800       Services rendered
Interim Healthcare of
Wyoming, Inc.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
-----------------------------------------------------------------------

     None; not applicable.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operations.
----------------------

      2005 Compared to 2004
      ---------------------

     Wizzard derives it revenue from the sale of desktop and enterprise speech technology (speech recognition and text-to-speech) programming tools, distributable engines and speech related consulting services and support, as well as through the sale of talking prescription bill bottles and the offering of home healthcare services through its wholly-owned subsidiary Interim Healthcare of Wyoming, Inc.

     During 2005, Wizzard recorded revenues of $1,694,075, an increase of $1,168,641, or approximately 222%, from our revenues of $525,434 in 2004. This increase was due in large part to increased sales of our AT&T and IBM licensed products as well as from revenues from our acquisition of Interim HealthCare of Wyoming.

     During 2005, cost of goods sold was $991,005, an increase of $582,656, or approximately 143%, over the 2004 figure of $408,349. This is attributed to an increase in labor cost associated with our subsidiary, Interim of Wyoming, as well as to consulting and custom programming and increased payments to AT&T and IBM on licensed products which accompany increased sales.

     Wizzard generated a gross profit of $703,070 in 2005, versus a gross profit of $117,085 in 2004, an increase of 500%. We feel our gross margin for our speech technologies should hold steady over the next several years based on current products and other offerings continuing to be of value to our customers and the fact that we have finalized the amortization of the technologies purchased in the Speech Systems acquisition. The cost of goods for our talking prescription pill bottle is higher than for our core speech technologies but has been reduced significantly from the initial acquisition date and will continue to fall as sales increase. Gross profit from our subsidiary, Interim, has historically remained stable.

     Selling expenses increased to $457,636 in 2005, from $292,851 in the prior year, due to increased marketing efforts, specifically for our talking prescription pill bottle. We plan to continue marketing our own and strategic third party products through various forms of customer interaction mentioned above. Additionally, our Interim subsidiary increased selling expenses by $10,681.

     In 2005, Wizzard had operating expenses of $5,154,993, as compared to $5,544,959 in 2004. The decrease is primarily attributed to a decrease in stock issued for services to our investor relations firm.

     General and administrative expenses decreased to $3,142,043 in 2005, from $4,333,254 in the prior year, a decrease of 27%, due principally to a decrease in investor relations expenses and other non-cash consulting services. Research and development expense increased to $69,089, from $65,705 in the prior year related to the integration of the text to speech technology into the talking pill bottle.

     Wizzard incurred non-cash legal, public relations and consulting fees of $3,165,447 in fiscal 2004, as compared to $1,668,966 in 2005. Of this non-cash amount in fiscal 2005, $1,328,200 was for investor relations, $229,664 was for general and administrative expense, $111,132 for selling expense and
$0 for research and development expense.   For fiscal 2004, the non-cash
amount included $1,545,400 for investor relations, $657,738 was for general and administrative expense, $548,582 for selling expense and $115,838 for research and development expense. Due to the increased liquidity of its common stock traded on the OTC Bulletin Board exchange, Wizzard has been able to pay for valuable and sometimes critical services with restricted and unrestricted common stock. This has helped us to use our cash for general and administrative operations. For all such stock issuances, we valued the stock at the market price at the close of the day of issuance. All related expense was recorded the same day.

     During 2005, the Company performed its annual test of impairment of goodwill and intangible assets by comparing the net carrying value including goodwill of the assets with the present value of future cash flows. Fair value was estimated using the expected present value of discounted future cash flows of the businesses within Wizzard Software Corporation. When making these estimates, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from those estimated.

     The result of the annual impairment test indicated that the carrying value of goodwill and intangible assets exceeded their implied fair value and an impairment charge of $1,191,967 respectfully was recorded in the consolidated statement of operations during 2005. All of the goodwill impaired relates to the acquisition of the remaining interest of Wizzard Delaware Corporation.

     Interest expense increased to $1,538,736 in 2005, from $20,155 in 2004, due to the $1,400,000 discount on our $1,400,000 5% convertible note payable related the conversion feature and warrants issued in connection with the convertible note payable.

     Net loss increased to $5,958,646 in 2005, as compared to a net loss of $5,486,840 in 2004. We have a basic and diluted loss per common share of $0.22 in 2005, which is the same amount as in 2004.

     Effective as of December 19, 2005, Wizzard and three investors executed a Warrant Amendment Agreement under which we agreed to amend the holders' Class B Warrants to (i) make one-half of each holder's such warrants, totaling 466,665 warrants, exercisable at a price of $1.15 per share, exercisable until 5:00 p.m. EST on the 150th day on which the Registration Statement under which the shares underlying such warrants has been effective; and (ii) extending the period of exercisability of the remaining 466,668 Class B Warrants to 5:00 p.m. EST on February 8, 2007. As of the date hereof, all of the 466,665 repriced warrants have been exercised at $1.15 per share. As a result of this repricing we incurred compensation expense of $294,258.

Liquidity and Capital Resources.
--------------------------------

      2005 compared to 2004
      ---------------------

    Current assets at December 31, 2005 included $1,168,656 in cash and accounts receivable, an increase of $704,254 from our cash and accounts receivable of $464,402 at December 31, 2004. On February 8, 2005, we closed a $1,400,000, 5% convertible note subscription agreement.

     During fiscal 2005, our operating activities used net cash of $1,118,830, as compared to $1,468,064 in net cash used by operating activities during 2004.

     In 2005, depreciation and amortization expense was $44,889, which was down from $152,103 in 2004. In both periods, this expense was primarily attributed to impairment of intangible assets during 2004.

     Net cash used in investing activities increased to $(469,581) in 2005, versus $(38,354) in 2004. During 2005, the Company paid $518,000 and issued 201,045 common shares to acquire Interim HealthCare of Wyoming, Inc. Cash used for the purchase of property and equipment was $18,776 in 2005 versus $36,682 in 2004.

     In 2005, net cash provided by financing activities increased to $2,038,986, from $1,898,576 in 2004. Net cash of $682,918 was provided by the issuance of common stock in 2005, less the payment of offering costs of $8,433; in 2004, these figures were $2,025,859 and $127,283, respectively. In 2005, we received $1,400,000 in proceeds from convertible notes payable to related parties. We also paid related party notes of $25,076 in fiscal 2005.

     At December 31, 2005, the Company had a working capital deficit of $303,800, as compared to working capital of $433,537 at December 31, 2004. This decrease in working capital is due to cash used and liabilities assumed to acquired Interim Health Care of Wyoming, Inc. The Company believes it is still in the early stages of the new and developing speech technology market and estimates it will require approximately $120,000 per month to maintain current operations. As mentioned in Note 2 to the accompanying financial statements, the Company has not yet been able to establish profitable operations and has not generated cashflows from operations, thus raising substantial doubt about its ability to continue as a going concern. The Company has been successful over the past ten years in obtaining working capital and will continue to seek to raise additional capital from time to time as needed and until profitable operations can be established.

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

Item 7.  Financial Statements.
         ---------------------

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2005

Gregory & Associates, LLC [Letterhead]
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
Pittsburgh, Pennsylvania 15213

We have audited the accompanying consolidated balance sheet of Wizzard Software Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's
internal controls over financial reporting.   An audit includes examining, on
a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Wizzard Software Corporation and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with generally accepted accounting principles in the United States of America.

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

March 2, 2006
Salt Lake City, Utah

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                                                           December 31, 2005
                                                              ___________
CURRENT ASSETS:
   Cash                                                      $   869,277
   Accounts receivable, net of $74,738 allowance                 299,379
   Inventory, net of $61,690 allowance                            16,877
   Prepaid expenses                                               24,514
                                                             -----------
        Total current assets                                   1,210,047


LEASED EQUIPMENT, net                                            139,844

PROPERTY AND EQUIPMENT, net                                      106,104

GOODWILL                                                         896,570

OTHER ASSETS                                                       5,582
                                                             -----------
           Total assets                                      $ 2,358,147
                                                             ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                          $   214,953
   Accrued expenses                                               60,758
   Capital Lease   current portion                                35,250
   Notes payable                                                 239,576
   Deferred revenue                                               13,311
   Convertible notes payable   related party                     949,999
                                                             -----------
           Total current liabilities                           1,513,847

CAPITAL LEASE, less current portion                              119,224
                                                             -----------
        Total liabilities                                    $ 1,633,071
                                                             -----------
COMMITMENT & CONTINGENCIES                                             -

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 10,000,000 shares
   authorized, no shares issued and outstanding                        -
   Common stock, $.001 par value, 100,000,000 shares
   authorized,29,035,576 shares issued and outstanding            29,036
   Additional paid-in capital                                 20,126,555
   Accumulated deficit                                       (19,430,515)
                                                            ------------
           Total Stockholders' Equity                            725,076
                                                            ------------
           Total liabilities and stockholders equity        $  2,358,147
                                                            ============


The accompanying notes are an integral part of this consolidated financial statement.

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Years Ended
                                                     December 31,
                                                 ______________________
                                                  2005         2004
                                                 __________   _________
NET SALES                                       $ 1,694,075   $ 525,434

COST OF GOODS SOLD                                  991,005     408,349
                                                 ----------   ---------
  Gross Profit                                      703,070     117,085
                                                 ----------   ---------_

OPERATING EXPENSES:
  Selling expenses                                  457,636     292,851
  General and administrative                      3,142,043   4,333,254
  Research and development                           69,089      65,705
  Compensation for re-pricing warrants              294,258     160,420
  Impairment of goodwill                          1,191,967     522,932
  Impairment of intangible asset                          -     169,797
                                                  _________   _________
        Total Expenses                            5,154,993   5,544,959
                                                  ---------   ---------
LOSS FROM OPERATIONS                             (4,451,923) (5,427,874)
                                                  ---------   ---------

OTHER INCOME (EXPENSE):
  Gain (loss) on disposal of assets                  (4,527)    (38,811)
  Interest expense   related party               (1,519,692)    (20,155)
  Interest expense                                  (19,044)
  Interest income                                    36,540           -
                                                 ----------  ----------
        Total Other Income (Expense)             (1,506,723)    (58,966)
                                                  _________   _________

LOSS BEFORE INCOME TAXES                         (5,958,646) (5,486,840)

CURRENT INCOME TAX EXPENSE                                -           -

DEFERRED INCOME TAX EXPENSE                               -           -
                                                  ---------   ---------
NET LOSS                                        $(5,958,646)$(5,486,840)
                                                  =========   =========
BASIC AND DILUTED LOSS PER COMMON SHARE:          $    (.22)  $    (.22)
                                                  =========   =========
BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARE OUTSTANDING:                      27,576,608  24,824,265
                                                 ==========  ==========




The accompanying notes are an integral part of these consolidated financial statements.

                     WIZZARD SOFTWARE CORPORATION

                  STATEMENT OF STOCKHOLDERS' EQUITY

            FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                   Common Stock         Additional
                             _________________________    Paid in  Accumulated
                              Shares        Amount        Capital   (Deficit)
                             ___________  ____________ ___________ ___________
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

                              Continued

                     WIZZARD SOFTWARE CORPORATION

                  STATEMENT OF STOCKHOLDERS' EQUITY

      FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (Continued)

                                   Common Stock         Additional
                             _________________________    Paid in  Accumulated
                              Shares        Amount        Capital   (Deficit)

Stock issued related to the
acquisition of MedivoxRx
Technologies at $1.70 per
share, July 2004                  51,375            52      87,285          -

Stock issued in payment of
penalties related to Delay
in registration of shares
underlying the 8% convertible
note payable at $3.50 per share   19,286            19      67,481          -

Stock issued upon conversion
of note payable at $0.50 per
share and $47,837 of accrued
interest at $2.70 May to
October 2004                     287,689           288     182,549          -

Net loss for the year ended
December 31, 2004                      -             -           - (5,486,840)
                             ___________  ____________ ___________ __________
BALANCE, December 31, 2004    26,094,228  $    26,094 $13,886,763$(13,471,869)
                              ----------  ----------- ----------- -----------
Acquisition of minority
interest in Wizzard
Delaware, January 2005           787,176         787    1,191,180           -

Class B Warrants issued in
connection with convertible
note payable, February 2005            -           -      308,989           -

Class A Warrants issued in
connection with convertible
note payable, February 2005            -           -      516,827           -

Value of Beneficial Conversion
Feature of Convertible notes
payable, February 2005                 -           -      574,184           -

Stock issued upon exercise of
warrants at Prices ranging
from $1.15 to $1.55 per share
January through December, 2005   561,004         561      682,329           -

Acquisition of Interim
Healthcare September 2005         201,045         201      385,805           -

Stock issued upon conversion
of notes payable and $11,915
in accrued interest at $.50 per
share February through
November 2005                    223,850         224      111,701           -

Compensation for warrant which
were repriced and had an
extension of terms,
December 2005                          -           -      294,258           -

                              Continued

                     WIZZARD SOFTWARE CORPORATION

                  STATEMENT OF STOCKHOLDERS' EQUITY

      FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (Continued)

                                   Common Stock         Additional
                             _________________________    Paid in  Accumulated
                              Shares        Amount        Capital   (Deficit)

Stock issued for services
and other non-cash expenses at
pricing ranging from $1.85 to
$2.35 per share, February
through December 2005            739,570         740    1,465,507           -

Stock issued upon the exercise
of options for services at
pricing ranging from $1.82 to
$2.44 per share, February
through December 2005             97,434          98      202,651           -

Stock issued upon conversion
of notes payable and $56,692
in accrued interest at $1.50
per share August through
December 2005                    306,173         306      458,954           -

Stock issued for debt relief
at $1.89 per share December
2005                              25,096          25       47,407           -

Net loss for the year ended
December 31, 2005                      -           -           -   (5,958,646)
                              ----------   --------- ----------- ------------
Balance 12/31/2005            29,035,576   $  29,036 $20,126,559 $(19,430,515)
                              ----------   --------- ----------- ------------



The accompanying notes are an integral part of these consolidated financial statements.

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For the Years Ended
                                                     December 31,
                                                 ______________________
                                                  2005         2004
                                                 __________   _________

Cash Flows from Operating Activities:
  Net loss                                      $(5,958,646) $(5,486,840)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Amortization of discount on notes payable     1,400,000            -
    Stock for non cash expenses                   1,668,966    3,005,027
    Compensation for extension and repricing
     warrants                                       294,258      160,420
    Change in allowance for doubtful accounts       (58,084)           -
    Change in allowance for inventory                53,789            -
    Impairment of definite-life intangible assets         -      169,797
    Impairment of goodwill                        1,191,967      522,932
    Loss on disposal of assets                        1,743       38,811
    Depreciation and amortization expense            44,889      152,103
    Change in assets and liabilities:
      Restricted cash                                     -       34,771
      Accounts receivable                           125,626       (5,882)
      Inventory                                      17,158      (11,496)
      Prepaid expenses                               44,224      (48,570)
      Accounts payable                               27,601      (29,940)
      Accrued expense                                53,882       14,258
      Deferred revenue                              (26,203)           -
                                               ------------  -----------
        Net Cash Used in Operating Activities    (1,118,830)  (1,468,064)
                                               ------------  -----------

  Cash Flows from Investing Activities:
  Purchase of property & equipment                  (18,776)     (36,682)
  Proceeds from sale of equipment                     3,000            -
  Payment for business acquisitions                (518,000)           -
  Change in other assets                              2,542       (1,672)
  Cash acquired in business acquisition              34,653            -
                                              -------------  -----------
    Net Cash Used in Investing Activities          (496,581)     (38,354)
                                              -------------  -----------

  Cash Flows from Financing Activities:
  Proceeds from the issuance of common stock        682,918    2,025,859
  Payment of stock offering cost                     (8,433)    (127,283)
  Payments on Capital Lease                         (10,423)           -
  Proceeds from note payable   related party      1,400,000            -
  Payments on note payable - related party          (25,076)           -
                                               ------------  -----------
    Net Cash Provided by Financing Activities     2,038,986    1,898,576
                                               ------------  -----------
 Net Increase in Cash                               423,575      392,158
                                               ------------  -----------
Cash at Beginning of Period                         445,702       53,544
                                               ------------  -----------
Cash at End of Period                          $    869,277  $   445,702
                                               ------------  -----------

                            (Continued)

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Continued)

                                                    For the Years Ended
                                                       December 31,
                                                  ______________________
                                                     2005        2004
                                                  __________ ___________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                      $   23,874 $     4,387
    Income taxes                                  $        - $         -


Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the Year Ended December 31, 2005

     The Company issued 787,176 shares of common stock valued at $1,191,967, for the acquisition of minority interest of Wizzard-Delaware. The $1,191,967 was recorded as goodwill which was impaired.

     The Company issued Class B warrants valued at $308,989, Class B warrants valued at $516,827 in connection with convertible notes payable. These convertible notes payable also had a beneficial conversion feature valued at $574,184.

     The Company issued 201,045 shares of common stock in connection with the acquisition of Interim Healthcare of Wyoming.

     The Company issued 223,850 shares of common stock upon the conversion of $100,000 in notes payable and $11,925 of accrued interest.

     The Company recorded $294,258 in expenses related to the repricing and extension of terms of certain warrants.

     The Company issued 739,570 shares of common stock for non-cash expenses which totaled $1,466,247.

     The Company issued 97,434 shares of common stock upon the exercise of options for services which totaled $202,749.

     The Company issued 306,173 shares of common stock upon the conversion of $450,001 in notes payable and $56,892 of accrued interest.

     The Company issued 25,096 shares of common stock for debt relief of $47,432.

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


                                   (Continued)

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Continued)

For the Year Ended December 31, 2004

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


Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the Year Ended December 31, 2004
     On April 23, 2004, the Company acquired MedivoxRx Technologies, Inc. through a triangular purchase wherein the Company's newly formed wholly owned subsidiary acquired the operations MedivoxRx Technologies through the Company issuing 150,035 common shares to acquire all of the issued and outstanding shares of MedivoxRx Technologies, Inc. As a result of the purchase, the Company recorded goodwill of $435,594 as the purchase price of $537,125 exceeded the $101,531 net book value of the assets. On July 9, 2004, the Company issued 51,375 restricted common shares to the former stockholders upon Wizzard Merger Corp. receiving Federal Supply Schedule approval on the talking pill bottle and recorded additional goodwill of $87,337.

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

Consolidation   The financial statements presented reflect the accounts of
Parent, WSC, Speech, MedivoxRx, and Interim, the "Company." All significant inter-company transactions have been eliminated in consolidation.

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

Reclassification   The financials statements for the period ended prior to
December 31, 2005 have been reclassified to conform to the headings and classifications used in the December 31, 2005 financial statements.

Cash and Cash Equivalents   At December 31, 2005, the Company had cash
balances of $669,277 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2005, the Company has an allowance for doubtful accounts of $74,738 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2005 and 2004, the Company adjusted the allowance for bad debt by $ (58,084) and $16,545, respectively.

Inventory   Inventory consists of software, health care products and supplies and is carried at the lower of cost or market on a first in first out basis.

Depreciation   Depreciation of property and equipment is provided on the
straight-line method over the estimated useful lives of the assets of five years to ten years.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Goodwill and Definite-life intangible assets   Goodwill represented the excess
of costs over the fair value of the identifiable net assets of businesses acquired. Definite-life intangible assets consist of website development cost, patents, trademarks, purchased rights to a Merchant Operating Understanding (for the distribution of the Company's products) and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc., and a patents pending and trademarks
acquired in the purchase of MedivoxRx Technologies, Inc.   The Company
accounts for Goodwill and definite-life intangible assets in accordance with provisions of Statement of Financial Accounting Standards "SFAS" No. 142, "Goodwill and Other Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS
No. 142. Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment. SFAS No. 142 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Definite-life intangible assets were being amortized over two to five years on a straight-line basis before they were impaired during 2004.

Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at December 31, 2005.

Loss Per Share   The Company computes loss per share in accordance with
Statement of Financial Accounting Standards "SFAS" No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 12).

Income Taxes   The Company accounts for income taxes in accordance with
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

Advertising Costs   Advertising costs are expensed as incurred and amounted to
$92,475 and $3,800 for the period ending December 31, 2005 and 2004.

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

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition   Revenue is recognized when earned. The Company's revenue
recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104.

Software - The Company sells packaged and custom software products and related voice recognition product development consulting.

Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped. Revenue is recognized, net of discount and allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at December 31, 2005 and 2004 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided. Such items are included in net revenues and amounted to $ 16,250 and $29,050 at December 31, 2005 and 2004, respectively.

Healthcare   The Company recognizes revenue from the providing of healthcare services when the services are provided and collection is probable Revenues for the talking bottle are recognized when the product is shipped and collections are probable.

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

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Stock Options - The Company accounts for the stock option plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                   2005        2004
                                                ----------- -----------
     Net (Loss)                As reported      $(5,956,654)$(5,486,840)
     Add: Stock-based employee compensation
       expense included in reported net income            -           -
     Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method                            -           -
                                                ----------- -----------
     Net (Loss)               Proforma          $(5,956,654)$(5,486,840)
                                                ----------- -----------
     Basic and diluted loss per share
                              As reported       $      (.22)$      (.22)
                              Proforma          $      (.22)$      (.22)

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense at December 31, 2005 and 2004 are $69,089 and $65,705, respectively, of research and development costs associated with the development of new products.

NOTE 2   GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses from inception, has current liabilities in excess of current assets, has not generated any cash flow from operating activities, and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings and by substantially increasing sales. There is no assurance that the Company will be successful in achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3   ACQUISITION

On September 8, 2005, Parent acquired Interim Health Care of Wyoming pursuant to a Stock Purchase Agreement signed September 8, 2005. The agreement called for Parent to pay $518,000 and to issue 201,045 shares of common stock valued at $386,006 for 100% of the outstanding stock of Interim Health Care of Wyoming. The financial statements include the operations of Interim from September 8, 2005 through December 31, 2005. The Company acquired Interim with the intention of diversifying the Company's operations into other industries.

Contingent incentives   As part of the Interim of Wyoming, Inc. acquisition,
the Company agreed to issue additional shares of common stock upon Interim achieving certain financial results. Phase I incentives would include the seller to receive an additional payment of two (2) times the Interim EBITDA for the year ended September 30, 2006, based upon the amounts that exceeds the Interim EBITDA for the year ended December 31, 2004. Twenty-five percent of which will be paid in cash and seventy-five percent paid in stock.

Phase II incentives include the seller to receive an additional payment of two times the EBITDA for the year ended September 30, 2007, based upon the amount that exceeds the Interim EBITDA for the year ended September 30, 2006. Twenty-five percent of which will be paid in cash and seventy-five percent paid in stock.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   ACQUISITION   continued

The following unaudited proforma information summarizes the estimated fair values of the assets acquired and the liabilities assumed at September 8, 2005 (purchase date):

     Cash                               $     34,653
     Accounts receivable                     389,705
     Inventory                                 1,130
     Property & equipment                    177,478
     Accounts payable                        (79,644)
     Accrued expenses                        (63,466)
     Note payable                           (250,000)
     Capital lease obligation               (162,906)
     Deferred revenue                        (39,514)
                                        ------------
     Net estimated fair value of assets
     acquired                                  7,436
     Goodwill                                896,570
                                        ------------
     Purchase Price                     $    904,006

     The following unaudited proforma information summarizes the estimated results of operations as if the acquisition had occurred at the beginning of the period presented:
                                                         For the Year
                                                            Ended
                                                         December 31,
                                                      ____________________
                                                        2005         2004
                                                     ----------- ----------
       Net revenues                                  $3,027,160  $2,711,555
                                                     ----------- ----------
       Net loss                                     $(5,953,356)$(5,305,086)
                                                     ----------  ----------
       Loss per common share                         $     (.22) $     (.21)
                                                     ----------  ----------

NOTE 4   INVENTORY

The following is a summary of inventory at December 31, 2005:

        Raw materials                                       $   65,485
        Finished goods                                          13,082
        Less: Allowance for obsolete inventory                 (61,690)
                                                            ----------
                                                            $   16,877
                                                            ----------

The Company estimates that an allowance for slow moving or obsolete inventory was necessary at December 31, 2005 in the amount of $61,690. During the year ended December 31, 2005, the Company expensed $61,690 related to the allowance.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

                                                          December 31
                                             Life            2005
                                                          __________

     Furniture, fixtures and equipment       2   10 yrs   $  118,323
     Production molds                          3 yrs          47,710
     Software                                 2   5 yrs       11,964
                                                          ----------
                                                             177,997
    (Less) Accumulated Deprecation                           (71,893)
                                                          ----------
    Property & Equipment, net                             $  106,104
                                                          ----------

Depreciation expense for the year ended December 31, 2005 and 2004 was $37,640 and $34,943, respectively. The Company terminated its lease agreement in 2004 and recorded a loss of $38,869 in abandoned leasehold improvement.

The following is a summary of leased equipment at:
                                                            December 31
                                                  Life            2005
                                                             __________


          Leased Equipment                        5.25 Yrs  $    223,750
          Less:  Accumulated Depreciation                        (83,906)
                                                             ___________
                      Net Leased Equipment                   $   139,844

Amortization expense for the year ended December 31, 2005 and 2004 was $7,249 and $0, respectively.

NOTE 6   GOODWILL / DEFINITE-LIFE INTANGIBLES ASSETS

The Company has classified its intangible assets as a definite-life intangible asset and is amortizing them on a straight-line basis over two to five years. During December 2004 the Company used the estimated future cash flows to test the remaining intangible assets for impairment and recorded an impairment of intangible assets determined that the Company's intangible assets were impaired. Amortization expense of $0 and $117,160 was recorded for the year ended December 31, 2005 and 2004 and has been included in cost of goods sold.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   GOODWILL / DEFINITE-LIFE INTANGIBLES ASSETS - continued

The following is a summary of intangibles:

                                                                  December 31,
                                                     Life             2005

       Active X Voice Tools Software                    5 years     $500,000
       Trademarks, patents, website registrations  2 to 5 years       23,503
       Memorandum of Understanding                      5 years       66,227
                                                                    --------
                                                                     589,730
       Accumulated amortization                                     (419,933)
       Impairment                                                   (169,797)
       Intangibles, net                                            $       -
                                                                   ---------
Goodwill - On April 23, 2004, the Company recorded goodwill of $435,594 in connection with the acquisition of MedivoxRx Technologies, Inc. as the purchase price of $537,125 exceeds the $101,531 net book value of the assets acquired. During July 2004, the Parent recorded an additional $88,120 in goodwill with the issuance of 51,375 restricted common shares to the former stockholders upon Wizzard Merger Corp. receiving Federal Supply Schedule approval.

The following is a summary of goodwill:
                                                             For the Year
                                                                Ended
                                                              December 31,
                                                           2005         2004

       Goodwill at beginning of period                   $     -     $    -

       Goodwill from acquisition of
       MedivoxRx                                               -    435,594

       Additional goodwill from acquisition
       of MedivoxRx from the issuance
       of contingent consideration                             -     88,120

       Goodwill from acquisition of 5%
       Minority interest                               1,191,967          -

       Goodwill from acquisition of Interim              896,570          -

       Impairment of goodwill                         (1,191,967)  (523,714)
                                                     -----------  ---------
       Goodwill at end of period                     $   896,570  $       -
                                                     -----------  ---------

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   GOODWILL / DEFINITE-LIFE INTANGIBLES ASSETS - continued

Impairment - During 2005 and 2004, the Company performed its annual test of impairment of goodwill and intangible assets by comparing the net carrying value including goodwill of the assets with the present value of future cashflows. Fair value was estimated using the expected present value of discounted future cash flows of the businesses within Wizzard Software Corporation. When making these estimates, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from those estimated.

The result of the annual impairment test indicated that the carrying value of $1,191,967 and $522,932 in goodwill and $0 and $169,797 in intangible assets exceeded their implied fair value and an impairment charge and was recorded in the consolidated statement of operations. The goodwill impaired relates to the acquisition of the remaining minority interest of Wizzard Delaware and of the acquisition of MedivoxRx Technologies. The intangibles assets impaired related to the unamortized balance of the Active X Voice Tools Software, Trademarks, patents, website registrations and Memorandum of Understanding.

NOTE 7  NOTES PAYABLE

Convertible Note Payable - On September 14, 2001, the Company issued a Series 2001-A 8% convertible note payable of the Company in the amount of $250,000, with a maturity date of August 1, 2011. The Note was convertible into the Company's common stock at the lesser of $0.50 per share or 75% of the closing bid price. During the year ended December 31, 2001, $15,000 of the note with related accrued interest of $208 was converted into 30,416 shares of common stock. During the year ended December 31, 2004 $135,000 of the note with related accrued interest of $47,837 was converted into 287,689 common shares. As the conversion price was below the fair value of the common stock on the date issued the Company has recorded the beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5 by recording a $250,000 discount on the note. The discount was recorded as interest expense on September 14, 2001 as the note was immediately convertible. The note called for the Company to register the underlying shares into which the note can be converted by March 15, 2002, which did not occur. On May 3, 2004 the Company issued 19,286 restricted common shares for the payment of the $67,500 penalty for the delay in the registration equal to $7,500 for the first month then $10,000 for every month thereafter through October 2002. During the year ended December 31, 2005, the Company issued 223,850 shares of common stock in payment of the remaining $100,000 and $11,925 in accrued interest.

Related Party Note Payable   During the year ended December 31, 2001, a
shareholder loaned the Company $46,076. The demand note is unsecured and accrues interest at 5% per annum. In May 2005, the Company repaid the remaining $25,076 in principle and $4,830 in accrued interest.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7  NOTES PAYABLE - continued

On February 8, 2005, the Company closed a Subscription Agreement by which three institutional investors purchased promissory notes having a total principal amount of $1,400,000, convertible into shares of the Company's common stock at a price of $1.50 per share, and bearing an annual interest rate of five percent; Class A Warrants to purchase a total of 466,667 shares of common stock at a price of $2.50 per share, exercisable for three years; and Class B Warrants to purchase a total of 933,334 shares of common stock at a price of $1.50 per share, exercisable until 150 days after the effective date of the Registration Statement. In December 2005, the Company repriced 466,667 of the Class B warrants from $1.50 to $1.15 exercise price and were immediately exercised. Also in December 2005, the remaining 466,667 Class B warrants had their life extended one year.

NOTE 8   CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2004, no shares were issued and outstanding.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $0.001 par value. As of December 31, 2005, 29,035,576 shares were issued and outstanding.

During 2004, the Company issued 646,076 common shares upon the exercise of warrants outstanding to purchase common stock of the Company at $0.25 to $1.55 per share.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8   CAPITAL STOCK - continued

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

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   CAPITAL STOCK - continued

During January 2005, the Company issued 787,176 shares of common stock valued at $1,191,967, for the acquisition of minority interest of Wizzard-Delaware. The $1,191,967 was recorded as goodwill which was impaired.

During February 2005, the Company issued Class B warrants valued at $308,989, Class B warrants valued at $516,827 in connection with convertible notes payable. These convertible notes payable also had a beneficial conversion feature valued at $574,184.

During September 2005, the Company issued 201,045 shares of common stock in connection with the acquisition of Interim Heathcare of Wyoming, Inc.

During 2005, the Company issued 561,004 shares of common stock upon the exercise of warrants at prices ranging from $1.15 to $1.55.

During 2005, the Company issued 223,850 shares of common stock upon the conversion of $100,000 in notes payable and $11,925 of accrued interest.

During December 2005, the Company recorded $294,258 in expenses related to the repricing and extension of terms of certain warrants.

During 2005, the Company issued 739,570 shares of common stock for services which totaled $1,466,247.

During 2005, the Company issued 97,434 shares of common stock upon the exercise of options for services which totaled $202,749.

During 2005, the Company issued 306,173 shares of common stock upon the conversion of $450,001 in notes payable and $56,892 of accrued interest.

During 2005, the Company issued 25,096 shares of common stock for debt relief of $47,432.

NOTE 9   STOCK OPTIONS & WARRANTS

2002 Stock Option Plan - During 2002, the Board of Directors adopted a Stock Option Plan (2002 Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients).
The total number of shares of common stock available under the Plan may not exceed 1,000,000. At December 31, 2005 and 2004, total options available to be granted under the Plan amounted to 14,259 and 14,259, respectively. During 2004, the Company granted 90,210 options which were immediately exercised for services valued at $152,020.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9   STOCK OPTIONS & WARRANTS - continued

2004 Stock Option Plan - During 2004, the Board of Directors adopted a Stock Option Plan (2004 Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients).
The total number of shares of common stock available under the Plan may not exceed 200,000. At December 31, 2005, total options available to be granted under the Plan amounted to 60,034. During 2005 and 2004, the Company granted 56,334 and 139,966 options which were immediately exercised for services valued at $127,947 and $266,619, respectively.

2005 Stock Option Plan - During 2005, the Board of Directors adopted a Stock Option Plan (2005 Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients).
The total number of shares of common stock available under the Plan may not exceed 200,000. At December 31, 2005, total options available to be granted under the Plan amounted to 158,900, respectively. During 2005, the Company granted 41,100 options which were immediately exercised for services valued at $74,802.

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 2005 and 2004 risk-free interest rates of 3.2% and 1.2% expected dividend yields of zero, expected volatility 0.0%, and no expected life as the options were immediately exercised.

A summary of the status of the options granted under the Company's 2005, 2004, and 2002 stock option plans and other agreements at December 31, 2005 and 2004 and changes during the year then ended is presented below:

                                      December 31, 2005December 31, 2004
                                                     _____________________
        _____________________
                                         Weighted Average
Weighted Average
                                      Shares       Exercise Price
     Shares               Exercise Price
                                     ________       _____________
  _________                 __________
Outstanding at beginning of period            -         $             -
 -     $             -
     Granted                                                97,434
2.08          230,176              1.87
     Exercised                                              97,434
2.08        (230,176)              1.87
     Forfeited                                                   -          -
                -              -
     Expired                                                     -          -
                -              -
                                                  ________  ______________
      ________             ____________
Outstanding at end of Period                  -         $             -
 -     $             -
                                                  ________  ______________
      ________             ____________
Weighted average fair value of options granted
  during the year                                           97,434 $
 0.00          230,176     $             0.00
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

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   STOCK OPTIONS & WARRANTS - continued

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

During 2005, the Company issued 561,004 shares of common stock upon the exercise of warrants at prices ranging from $1.15 to $1.55.

A summary of the status of the warrants granted at December 31, 2005 and 2004 and changes during the year then ended is presented below:

                                   December 31, 2005         December 31, 2004
                                    Weighted Average          Weighted Average
                               Shares Exercise Price     Shares Exercise Price

  Outstanding at beginning of year    844,172  $1.55       1,788,076   $1.28
       Granted                      1,400,001   1.72          20,000   $1.55
       Exercised                     (581,006)  1.24         (600,000)  $1.03
       Forfeited                            -      -               -       -
       Expired                              -      -               -       -
                                  -----------  -----       ---------   -----
  Outstanding at end of year        1,663,167  $1.89         786,174   $1.55
                                  -----------  -----       ---------   -----

NOTE 10   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2005 operating loss carryforwards of approximately $18,500,000 which may be applied against future taxable income and which expires in various years through 2025.

The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $6,290,000 as of December 31, 2005, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2005 is approximately $2,040,000.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11   LEASES

Capital Lease - The Company is leasing equipment on a 63-month capital lease terminating in August 2008. Monthly payments of $3,750 began in June 2003 and a payment of $54,688 is due at termination. At December 31, 2005, the Company had recorded equipment on capital lease at $223,750 with related accumulated depreciation of $83,096. During the year ended December 31, 2005 and 2004, depreciation expense for equipment on capital lease amounted to $7,249 and $0, respectively, and has been included in depreciation expense. During the year ended December 31, 2005 and 2004, interest expense on capital lease obligation amounted to $3,789 and $0, respectively.

  Future minimum capital lease payments are as follows for the twelve-month periods ended December 31,:

       2006                                                      $  45,000
       2007                                                         45,000
       2008                                                         84,688
                                                                 _________
     Total minimum lease payments                                  174,688
     Less amount representing interest                             (20,214)
                                                                 ____________
     Present value of minimum lease payments                       154,474
     Less current portion                                          (35,250)
                                                                 _________
                                                                 $ 119,224
                                                                 _________

The Company leases office space, in Pennsylvania, under an operating lease agreement, which calls for monthly payments of $3,672 and expires on August 1, 2007. The Company leases additional office space, in Casper, Wyoming from the former owner of Interim Healthcare of Wyoming, Inc. and current shareholder and employee, under an operating lease agreement, which calls monthly payments of $4,750 and expired on June 1, 2007.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2005 are as follows:

        Year ending December 31,                        Lease Payments
             2006                                               101,064
             2007                                                49,454
             2008                                                     -
             Thereafter                                               -
                                                         ______________
       Total Minimum Lease Payments                      $      150,518

Lease expense charged to operations was $75,340 and $62,737 for the years ended December 31, 2005 and 2004.

NOTE 12   LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the years ended December 31,:

                                                        2005      2004
  Loss) from continuing operations
  available to common shareholders (numerator)  $(5,958,646)    $(5,486,840)
                                                -----------     -----------
  Weighted average number of common
  shares outstanding during the period
  used in loss per share  (denominator)          27,576,608      24,824,265
                                                -----------     -----------

At December 31, 2004, the Company had 786,174 warrants outstanding to purchase common stock of the Company at $0.25 to $1.55 per share and a convertible note payable wherein the holder could convert the note into a minimum of 200,000 shares of common stock; which were not included in the loss per share computation because their effect would be anti-dilutive.

At December 31, 2005, the Company had 1,663,167 warrants outstanding to purchase common stock of the Company at prices ranging from $1.50 to $2.50 per share and a convertible note payable which may be converted into approximately 633,000 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive. See
Note 16 for subsequent issuances of common stock and common stock equivalents. The Company may be obligated to issue additional shares in connection with the acquisitions of MedivoxRx and Interim Health Care of Wyoming, Inc. (See Note
14).

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13   CONCENTRATION OF REVENUES

During the year ended December 31, 2005 and 2004, 33% and 47%, respectively, of the Company's revenue was derived from the sale of AT&T's OEM Natural Voices desktop products.

During the year ended December 31, 2005 and 2004, 24% and 35%, respectively, of the Company's revenue was derived from the sale of IBM's OEM ViaVoice desktop products.

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

Contingent Consideration for the Acquisition of Interim Health Care of
Wyoming, Inc.   As part of the Interim of Wyoming, Inc. acquisition, the
Company agreed to issue additional shares of common stock upon Interim achieving certain financial results. Phase I incentives would include the seller to receive an additional payment of two (2) times the Interim EBITDA for the year ended September 30, 2006, based upon the amounts that exceeds the Interim EBITDA for the year ended December 31, 2004. Twenty-five percent of which will be paid in cash and seventy-five percent paid in stock.

Phase II incentives include the seller to receive an additional payment of two times the EBITDA for the year ended September 30, 2007, based upon the amount that exceeds the Interim EBITDA for the year ended September 30, 2006. Twenty-five percent of which will be paid in cash and seventy-five percent paid in stock.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15   SEGMENT REPORTING

The Company's operations are divided into two independent segments   software
and healthcare. The Company does not have any inter-segment revenues and the Company uses the same accounting principles used to prepare the consolidated financial statements for both operating segments.

At December 31, 2005, all of the Company's assets are located within the United States of America.

Software - The Company attributes revenues from the development, sale, and service of custom and packaged computer software products at the time the product is shipped and collections are likely.

Healthcare - The Company attributes revenue from the development, sale, and service of talking prescription pill bottles and healthcare services at the time the services are rendered and collections are likely.

The following is a summary of the Company's operations by segment for the year ended December 31, 2005 and 2004:

                                     2005                   2004
                          ___________________________________________________
                        Software   Healthcare Total  Software Healthcare Total

Net revenues      $1,012,091 $ 681,984 $1,694,075 $ 510,334 $15,100 $ 525,434
Cost of sales        494,044   495,961    991,005   392,924  15,425   408,349
General and
 administrative    1,216,445 2,219,856  3,436,301 4,394,758  97,916 4,493,674
Selling              183,846   273,790    457,636   126,462 166,389   292,851
Research and
 development          58,795    10,294     69,089         -  65,705    65,705
Impairment of
 goodwill/
 Intangibles       1,191,967         -  1,191,967   164,205 528,524   692,729
Interest income            -    36,540     36,540         -       -         -
Interest expense   1,518,906    19,830  1,538,736    20,155       -    20,155
Loss on disposal
 of assets             4,527         -      4,527    38,811       -    38,811
Income tax benefit
 (expense)                 -         -          -         -       -         -
                   --------- --------- ---------- --------- ------- ---------
Net Income
(loss)  $(3,657,439)$(2,301,206)$(5,958,646)$(4,627,981)$(858,859)$(5,486,840)

Financial information is summarized by geographic segment for the year ended December 31, 2005 and 2004:
                              2005                   2004
                         ______________________________________________
                    Domestic   Foreign   Total     Domestic  Foreign  Total
                    ---------- -------- ---------- -------- -------- --------
     Net revenues   $1,337,896 $356,179 $1,694,075 $372,867 $152,567 $525,434
                    ---------- -------- ---------- -------- -------- --------

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16   SUBSEQUENT EVENTS

On January 19, 2006, the Company issued 100,000 common shares for consulting services valued at $180,000.

Subsequent to December 31, 2005, the Company issued 38,255 shares of common stock to employees and non-employees for services rendered upon the exercise of options at $1.82 per share. These options were granted subsequent to December 31, 2005

Subsequent to December 31, 2005, The Company issued 50,569 shares of common stock upon the conversion of $75,000 and related accrued interest of $854 at $1.50 per share.

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

Item 8A.  Controls and Procedures.
----------------------------------

     In connection with the completion of its audit of, and the issuance of its report on our consolidated financial statements for the year ended December 31, 2004, Gregory & Eldredge, LLC (now known as "Gregory & Associates, LLC") identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses." The Public Company Accounting Oversight Board had defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

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

     We believe that these steps have fully addressed the first material weakness identified above. However, during the third quarter of 2005, Mr. McLay resigned as our Chief Financial Officer for personal reasons. Although Gordon Berry is currently acting as interim Chief Financial Officer and we are have identified a full-time replacement for Mr. McLay, whom we expect to begin his duties early in the second quarter of 2006, we believe that Mr. McLay's resignation has recreated the first and third material weaknesses identified above. We are actively working on implementing written policies and procedures that will fully address the second material weakness, which we also believe still exists. We expect that this process may take 9-12 months. As we continue to refine our internal workflow system and our written policies and procedures, we believe that we will identify other areas in which we can further segregate our employees' duties. Although we have taken significant steps to address this material weakness, we believe that it will continue to exist until we have fully addressed the written policies and procedures material weakness.

     The principal cost associated with our remediation of these material weaknesses will be the hiring of a replacement for Mr. McLay, whose annual compensation totaled approximately $100,000. The other remedial actions have been undertaken as part of Mr. McLay's job description, or the job descriptions of other already existing employees, which has not resulted in any additional increased costs. During the next 9-12 months, we expect to retain outside consultants to advise us and test our Sarbanes-Oxley compliance. We expect that the cost of these consultants will be approximately $50,000. We plan to hire a replacement to Mr. McLay on or before April 15, 2006. We expect to pay the new hire approximately $120,000, plus stock options (amount to be determined), which should reduce the cost of any outside consultants by $20,000 to $30,000.

     As required by Rule 13a-15(b) of the Securities and Exchange Commission, and as of the end of the period covered by this Report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, or the persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our President/Treasurer has concluded that the Company's controls and procedures as of December 31, 2005, are not effective. This is management's conclusion, despite the compensating control provided by the significant day-to-day involvement of the Company's Chief Executive Officer in all aspects of the Company's operations in a small company atmosphere, and the Company's engagement of an outside professional with sufficient expertise in the application of US GAAP and SEC requirements.

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

     The outside accounting professional was engaged during the first quarter of 2005 to advise the Company in the preparation of its financial statements and Form 10-KSB for the calendar year ended December 31, 2004. This outside professional has significant expertise in the application of US GAAP and Securities and Exchange Commission requirements, which has compensated for the lack of such expertise within the Company prior to the hiring Mr. McLay as our former Chief Financial Officer, as discussed above. The fees for the outside professional's services have totaled approximately $14,531 in 2005. These professionals were not associated with our independent public accounting firm.

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

Christopher J. Spencer, Chairman, President and Treasurer.
----------------------------------------------------------
     Mr. Spencer, age 37, has served as our Chief Executive Officer, President and as a director of Wizzard since February 7, 2001, and of our subsidiary, Wizzard Delaware, since its formation in 1995. Mr. Spencer has been responsible for our overall direction since our inception and has been instrumental in leading us to our current position in the speech recognition industry. In an online poll conducted by Speech Technology magazine, Mr. Spencer was recently recognized as one of 20 top visionaries in the speech recognition industry. The poll was targeted to the speech recognition professionals who read the magazine; poll responses were monitored to ensure that employees of a nominee's company could not vote for that nominee. Through Mr. Spencer's efforts, we have successfully obtained financing of approximately $12 million to date. These funds have helped us complete the development and begin marketing of our talking pill bottle product and our variety of programming tools.

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

     Mr. Spencer attended West Virginia University from 1987 to 1989.

Armen Geronian, Director and Chief Technical Officer.
-----------------------------------------------------

     Mr. Geronian, age 37, co-founded and has served as Chief Technical Officer, Assistant Secretary, and a director of Wizzard Delaware since its inception and of Wizzard since February 7, 2001. Mr. Geronian has spearheaded the development of our IVA product, and is responsible for all of our technical decisions regarding the software code and other attributes of our products and services.

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

     Mr. Geronian received his B.S. in Computer Science from the University of Moscow in 1990.

Gordon Berry, Director and VP Business Development.
---------------------------------------------------

     Mr. Berry, age 66, has served as a director of Wizzard since February 7, 2001, and of Wizzard Delaware since 1997. Mr. Berry is involved in all of our business, corporate and financial decisions, serving as a guide and counsel for the executive officers and Board of Directors. Since 1990, Mr. Berry has been a consultant to a variety of businesses, assisting them in the areas of sales, marketing and strategic planning. From 1985-1990, Mr. Berry was Vice President of Sales/Marketing for Champion Commercial Industry, a multi-division manufacturer of metal products, where Mr. Berry increased the firm's revenues by 60% while developing several new product lines.

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

     Mr. Berry attended Cornell University and received his Bachelor's degree in Industrial Management from Georgia Tech in 1962.

Alan Costilo, M.D., Director and VP Custom Solutions.
-----------------------------------------------------

     Dr. Costilo, age 56, was the President, CEO and founder of Speech Solutions, Inc., a Florida-based speech recognition software company, from 1993 until 2001. He was responsible for that company's overall business strategy, technical development and for developing vendor relationships. He also was responsible for the development of the ActiveX Voice Tools product, under three separate IBM development contracts, which was acquired by Wizzard Software in May 2001.

     From 1985-1993, Dr. Costilo practiced as a Doctor of Chiropractic Medicine in Philadelphia, Pennsylvania. During this period, he implemented computer office management systems; created office networks for doctors' insurance/business offices and treatment rooms; and developed an automatic progress notes software called ProNotes, which allowed for the easy creation of medical progress notes directly in the computer system using a digitizer board as interface and WordPerfect as the software environment. He used this product to develop ProNotes, Inc., the predecessor of Speech Solutions, Inc. >From 1973-1994, he was the President of numerous seasonal retail establishments that operated profitably for 21 years, employing more than 30 people.

     He received his Doctor of Medicine and Surgery Degree from Universidad CETEC, Santo Domingo, in 1982; and his Doctor of Chiropractic Degree from Cleveland Chiropractic College, Kansas City, Missouri, in 1985.

Marc Lord, Strategic Advisory Board Member.
-------------------------------------------

     Marc Lord, age 42, currently works for InSpeech Consultancy. Prior to that, he had worked at AT&T, ScanSoft, and in Microsoft's speech product group (Speech.Net) since its formation, and has managed development and product integration for all Microsoft releases that employ speech technologies, including WindowsXP, OfficeXP, AutoPC, MS Agent, Encarta and Sidewinder. While serving as Program Manager for Voice Output Technologies at Microsoft, Mr. Lord drove product development for several major product releases that feature speech recognition and synthesis capabilities. He has managed Microsoft's key vendors, established partnerships and negotiated license agreements with numerous speech industry companies. In his fifteen-year software career, Mr. Lord has worked both in the U.S. and internationally and helped commercialize a number of cutting-edge technologies, including applications for multimedia language instruction, AI-based financial risk analysis, wearable digital photonics and browser-based training systems.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Each of Wizzard's directors, executive officers and 10% owners have filed a Form 3 Initial Statement of Beneficial Ownership with the Securities and Exchange Commission as follows:

       Name                                   Filing Date
       ----                                   -----------
       Christopher J. Spencer                 2/04/02
       Armen Geronian                         2/04/02
       Gordon Berry                           2/04/02
       Alan Costilo                          2/04/02
       Voice Recognition Investment, L.P.     2/06/02

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

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

     The following table shows the aggregate compensation that we have paid to directors and executive officers for services rendered during the periods indicated:

                   SUMMARY COMPENSATION TABLE
                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
Christopher 12/31/03  $ 70000   0     0       0       0       0      0
J. Spencer  12/31/04  $ 70000   0     0       6000    0       0      0
President,  12/31/05  $ 80000 9000    0       500     0       0      0
Treasurer
and Director

Armen      12/31/03   $     0   0     0       0       0       0      0 (1)
Geronian   12/31/04   $ 70000   0     0       6000    0       0      0
Asst. Sec. 12/31/05   $ 56517 44500   0       500     0       0      0
and Director

Gordon     12/31/03   0         0   $24000(2) 0       0       0      0
Berry      12/31/04   0         0   $48000(2) 0       0       0      0
Director   12/31/05   0         0   $48000(2) 500     0       0      0

Alan       12/31/03   0         0   $24000(2) 0       0       0      0
Costilo    12/31/04   0         0   $48000(2) 0       0       0      0
Director   12/31/05   0         0   $48000(2) 0       0       0      0

Bill McLay 12/31/05   $34,135   0     0       0       0       0      0

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

Compensation Pursuant to Plans.
-------------------------------

     None.

Options/SAR Grants.
-------------------

                     Option/SAR Grants in Last Fiscal Year
                     -------------------------------------

                               Individual Grants
                               -----------------

(a)                  (b)             (c)             (d)           (e)

                   Number of       % of Total
                   Securities      Options/SARs
                   Underlying      Granted to        Exercise or
                   Options/SARs    Employees in      Base Price    Expiration
Name               Granted (#)     Fiscal Year       ($/Sh)        Date
----               -----------     -----------       ------        ----

Christopher J.     500              5.9%               (1)           (2)
Spencer

Armen Geronian     500              5.9%               (1)           (2)

Gordon Berry       500              5.9%               (1)           (2)

Alan Costilo       500              5.9%               (1)           (2)

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

                  Shares Acquired   Value          Exercisable/  Exercisable/
Name              on Exercise (#)   Realized ($)   Unexercisable Unexercisable
----              ---------------   ------------   ------------- -------------

Christopher J.      500             (1)             -0-           -0-
Spencer

Armen Geronian      500             (1)             -0-           -0-

Gordon Berry        500             (1)             -0-           -0-

Alan Costilo        500             (1)             -0-           -0-

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

     None.

Termination of Employment and Change of Control Arrangements.
-------------------------------------------------------------

     None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of March 17, 2006:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------

                                            Number of Shares     Percent
Name and Address          Title              Beneficially Owned  of Class (1)
----------------          -----              ------------------  --------
Christopher J. Spencer    Director,           2,848,667           9.8%
5001 Baum Blvd., #770     President and
Pittsburgh, PA 15213      Treasurer

Armen Geronian            Director and        2,891,970           9.9%
5001 Baum Blvd., #770     Assistant
Pittsburgh, PA 15213      Secretary

Gordon Berry              Director,             515,500           1.8%
5001 Baum Blvd., #770      Controller and
Pittsburgh, PA 15213      Interim CFO

Alan Costilo              Director                  500          <0.1%
5001 Baum Blvd., #770
Pittsburgh, PA 15213

All officers and directors
as a group (4 persons)                        6,256,637          21.5%

             (1)  Based upon 29,085,650 outstanding shares at March 29, 2006.

                         FIVE PERCENT STOCKHOLDERS
                         -------------------------

                                         Number of Shares        Percent
Name and Address            Title        Beneficially Owned      of Class(1)
- ----------------            -----        ------------------      -----------

Christopher J. Spencer (2)  Director       2,848,667              9.8%
5001 Baum Blvd., #700       President
Pittsburgh, PA 15213        and Treasurer

Armen Geronian              Director and   2,891,970              9.8%
5001 Baum Blvd., #700       Assistant
Pittsburgh, PA 15213        Secretary

Voice Recognition           Stockholder    3,431,078             11.8%
Investment, L.P.
812 Kenmore Rd.
Chapel Hill, NC 27514

                                Total:     9,171,715             31.5%

          (1) Based upon 29,085,650 outstanding shares at March 29, 2006.

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

Reports on Form 8-K.
- --------------------

     8-K Current Report dated February 8, 2005, filed on February 9, 2005, regarding Subscription Agreements with three institutional investors.

     8-K Current Report dated March 18, 205, filed on March 22, 2005, regarding letter of intent to acquire assets of Interim Healthcare of Wyoming, Inc.

     8-K Current Report dated April 4, 2005, filed on May 4, 2005, regarding appointment of William F. McLay as Chief Financial Officer

     8-K Current Report dated September 8, 2005, filed on September 14, 2005, regarding the acquisition of Interim Healthcare of Wyoming, Inc.

     8-K Current Report dated September 15, 2005, filed on September 19, 2005, regarding the resignation of William F. McLay as Chief Financial Officer

     8-K Current Report dated October 31, 2005, filed on November 1, 2005, regarding appointment of Gordon Berry as interim Chief Financial Officer

     8-K/A1 Current Report dated September 8, 2005, filed on November 22, 2005, regarding the acquisition of Interim Healthcare of Wyoming, Inc.

Exhibits*
- --------

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Annual Report on Form 10-KSB for the year     Part I
ended December 31, 2004.**

          (ii)

Exhibit
Number               Description
------               -----------

 3.1                 Articles of Incorporation**

 3.2                 Bylaws**

31.1                 302 Certification of Christopher J. Spencer

31.2                 302 Certification of Gordon Berry

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

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Wizzard by its principal accountants during the calendar years ended December 31, 2004, and December 31, 2003:


     Fee category                      2005           2004
     ------------                      ----           ----

     Audit fees                        $68,226 (1)    $42,761

     Audit-related fees                $   -0-        $   -0-

     Tax fees                          $   -0-        $   -0-

     All other fees                    $   -0-        $   -0-

     Total fees                        $   -0-        $42,761


     (1) Consists of fees for audit of the Company's annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company's quarterly reports, and the review of other documents filed with the Securities and Exchange Commission.

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


Date: 3/30/06                          By /s/ Christopher J. Spencer
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


Date: 3/30/06                             /s/ Christopher J. Spencer
      -------                            ---------------------------
                                         Christopher J. Spencer
                                         Chief Executive Officer, President,
                                         Treasurer and Director


Date: 3/30/06                             /s/ Gordon Berry
      -------                            -----------------
                                         Gordon Berry, Interim Chief Financial
                                         Officer, Controller and Director


Date: 3/30/06                             /s/ Armen Geronian
      --------                           -------------------
                                         Armen Geronian
                                         Director


Date: 3/30/06                             /s/ Alan Costilo
      -------                            -----------------
                                         Alan Costilo
                                         Director