Form 10QSB
period 2006-03-31
WIZZARD SOFTWARE CORP /CO
filed 2006-05-15
CIK 1074909

U. S. Securities and Exchange Commission
                    Washington, D. C.  20549

                          FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended March 31, 2006

  [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from      to

                   Commission File No.   000-33381

               WIZZARD SOFTWARE CORPORATION
               ----------------------------
      (Name of Small Business Issuer in its Charter)

        COLORADO                                             87-0575577
        --------                                             ----------
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

  Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  (1) Yes  X  No                (2) Yes   X   No
          ---    ---                     ---     ---

  Indicate by check mark whether the registrant is a shell company (as defined
  by Rule 12b-2 of the Exchange Act)  Yes   No  X
                                         ---   ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                      PRECEDING FIVE YEARS

                              N/A
                              ----

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

  State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                            March 31, 2006
                           Common   29,282,511 shares

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

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 2006

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES


                            CONTENTS

                                                                        PAGE



          Unaudited Consolidated Balance Sheet,
          March 31, 2006                                                  2

          Unaudited Consolidated Statements of Operations,
          for the three months ended March 31, 2006 and 2005              3

          Unaudited Consolidated Statements of Cash Flows,
          for the three months ended March 31, 2006 and 2005          4 - 5

          Notes to Unaudited Consolidated
          Financial Statements                                       6 - 18

           WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET

                              ASSETS
                                                              March 31,
                                                               2006
                                                               ----
  CURRENT ASSETS:
     Cash                                                   $  287,523
     Accounts receivable, net of $74,738 allowance             262,155
     Inventory, net of $61,690 allowance                        11,831
     Prepaid expenses                                           44,448
                                                            ----------
          Total current assets                                 605,957

  LEASED EQUIPMENT, net                                        131,853

  PROPERTY AND EQUIPMENT, net                                   97,617

  GOODWILL                                                     896,570

  OTHER ASSETS                                                   5,582
                                                            ----------
          Total assets                                      $1,737,579
                                                            ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable                                       $  140,930
     Accrued expenses                                          110,941
     Capital Lease   current portion                            35,250
     Deferred revenue                                            1,841
     Notes payable                                             799,999
                                                            ----------
          Total current liabilities                          1,088,961

  CAPITAL LEASE, less current portion                          110,642
                                                            ----------
          Total liabilities                                 $1,199,603
                                                            ----------
  COMMITMENT & CONTINGENCIES                                         -

  STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 10,000,000 shares
        authorized, no shares issued and outstanding                 -
     Common stock, $.001 par value, 100,000,000 shares
        authorized, 29,282,511 shares issued and
        outstanding                                             29,283
     Additional paid-in capital                             20,542,267
     Accumulated deficit                                   (20,033,574)
                                                           -----------
          Total stockholders' equity                           537,976
                                                           -----------
          Total liabilities and stockholders' equity       $ 1,737,579
                                                           ===========


The accompanying notes are an integral part of this consolidated financial statement.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three
                                                      Months Ended
                                                      March 31,
                                                   ______________________
                                                      2006        2005
                                                   _________    _________
  NET SALES                                        $ 602,391    $ 223,561

  COST OF GOODS SOLD                                 377,538      125,338
                                                   _________    _________
     Gross Profit                                    224,853       98,223
                                                   _________    _________

  OPERATING EXPENSES:
     Selling expenses                                 90,167       95,912
     General and administrative                      672,148      450,125
     Research and development                         11,318       30,026
     Compensation for re-pricing warrants                  -            -
     Non-cash investor relations services                  -      141,000
     Impairment of goodwill                                -    1,191,967
                                                   _________    _________
          Total Expenses                             773,633    1,909,030
                                                   _________    _________
  LOSS FROM OPERATIONS                              (548,780)  (1,810,807)
                                                   _________    _________

  OTHER INCOME (EXPENSE):
     Gain (loss) on disposal of assets                    (9)           -
     Interest expense   related party                      -            -
     Interest expense                                (15,439)  (1,413,206)
     Interest income                                   6,029            -
                                                   _________    _________
          Total Other Income (Expense)                (9,419)  (1,413,206)
                                                   _________    _________

  LOSS BEFORE INCOME TAXES                          (558,199)  (3,224,013)

  CURRENT INCOME TAX EXPENSE                               -            -

  DEFERRED INCOME TAX EXPENSE                              -            -
                                                   _________    _________

  NET LOSS                                         $(558,199) $(3,224,013)
                                                   _________    _________

  BASIC AND DILUTED LOSS PER COMMON SHARE:         $    (.02) $      (.12)
                                                   _________    _________


The accompanying notes are an integral part of these consolidated financial statements.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Three
                                                          Months Ended
                                                           March 31,
                                                       ______________________
                                                    2006          2005
                                                   _________    ___________

  Cash Flows from Operating Activities:
     Net loss                                      $ (558,199)  $(3,224,013)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
       Amortization of discount on notes payable            -     1,400,000
       Stock for non cash expenses                    264,189       244,272
       Impairment of goodwill                               -     1,191,967
       Loss on disposal of assets                           -             -
       Depreciation and amortization expense           17,695         8,523
       Change in assets and liabilities:
        Accounts receivable                            37,225           954
        Inventory                                       5,046          (627)
        Prepaid expenses                              (19,934)       45,500
        Accounts payable                              (74,023)      114,499
        Accrued expense                                 7,092         8,216
        Deferred revenue                              (11,470)            -
                                                   ----------   -----------
      Net Cash Used in Operating Activities          (332,379)     (210,709)
                                                   ----------   -----------
Cash Flows from Investing Activities:
      Purchase of property & equipment                 (1,217)       (6,701)
                                                   ----------   -----------
      Net Cash Used in Investing Activities            (1,217)       (6,701)
                                                   ----------   -----------

Cash Flows from Financing Activities:
      Proceeds from the issuance of common stock            -       146,226
      Proceeds from issuance of convertible note
      payable                                               -     1,400,000
      Payments on capital lease                        (8,582)            -
      Payments on note payable                       (239,576)      (25,076)
                                                   ----------   -----------
          Net Cash Provided by (Used in) Financing
          Activities                                 (248,158)    1,521,150
                                                   ----------   -----------
Net Increase (Decrease) in Cash                      (581,754)    1,303,740
                                                   ----------   -----------
Cash at Beginning of Period                           869,277       445,702
                                                   ----------   -----------
Cash at End of Period                              $  287,523   $ 1,749,442
                                                   ==========   ===========
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the periods for:
       Interest                                    $    3,899   $     4,830
       Income taxes                                $        -   $         -

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the three months ended March 31, 2006:

       On January 19, 2006, the Company issued 100,000 restricted common shares valued at $180,000 for consulting services.

       On January 23, 2006, the Company issued 45,755 common shares upon the exercise of options valued at $84,189 to employees and non-employees for services rendered.

       On March 23, 2006, the Company issued 50,569 common shares in payment of a $75,000 note payable and $854 of accrued interest.

       On March 29, 2006, the Company issued 50,611 common shares in payment of a $75,000 note payable and $917 of accrued interest.

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

       The Company issued 787,176 common shares for the purchase of the remaining 5% minority shares of WSC. The resulting goodwill of $1,191,967 was impaired immediately.

      WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

Consolidation - The financial statements presented reflect the accounts of Parent, Speech, MedivoxRx, and Interim. All significant inter-company transactions have been eliminated in consolidation.

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

Reclassification   The financial statements for the period ended prior to
March 31, 2006 have been reclassified to conform to the headings and classifications used in the March 31, 2006 financial statements.

      WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - At March 31, 2006, the Company had cash balances of $104,574 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2006, the Company has an allowance for doubtful accounts of $74,738 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2006 and 2005, the Company adjusted the allowance for bad debt by $0 and $0, respectively.

Inventory - Inventory consists of software, health care products and supplies and is carried at the lower of cost or market on a first in first out basis.

Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets of two to ten years.

Goodwill and Definite-life intangible assets - Goodwill represented the excess of costs over the fair value of the identifiable net assets of businesses acquired. Definite-life intangible assets consist of website development cost, patents, trademarks, purchased rights to a Merchant Operating Understanding (for the distribution of the Company's products) and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc., and a patents pending and trademarks
acquired in the purchase of MedivoxRx Technologies, Inc.   The Company
accounts for Goodwill and definite-life intangible assets in accordance with provisions of Statement of Financial Accounting Standards "SFAS" No. 142, "Goodwill and Other Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No.
142. Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment. SFAS No. 142 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at March 31, 2006.

      WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards "SFAS" No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 10).

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

Advertising Costs - Advertising costs are expensed as incurred and amounted to $20,213 and $21,911 for the three months ended March 31, 2006 and 2005, respectively.

Fair Value of Financial Instruments - The fair value of cash, accounts receivable, accounts payable and notes payable are determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due to their short-term maturities.

Revenue Recognition - The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104.

Software - The Company sells packaged and custom software products and related voice recognition product development consulting.

Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped. Revenue is recognized, net of discount and allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at March 31, 2006 and 2005 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights.

      WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Healthcare - The Company recognizes revenue from the providing of healthcare services when the services are provided and collection is probable. Revenues for the talking pill bottle are recognized when the product is shipped and collections are probable.

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 9. Prior to January 1, 2006, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for awards made under the Company's stock-based compensation plans. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the periods presented in the accompanying financial statements, the Company has granted options under its 2002, 2004 and 2005 defined stock options plans. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the three months ended March 31, 2005 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006. Accordingly, compensation cost of $0 has been recognized for grants of options to employees and directors in the accompanying statements of operations with a associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the period ended March 31, 2006. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would not have changed.

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs.
Included in general and administrative expense for the three months ended March 31, 2006 and 2005 are $11,318 and $30,026, respectively, of research and development costs associated with the development of new products.

Restatement - The financial statements have been restated to record $44,861 in payroll liabilities associated with stock issued to employees during 2005 and 2004. The effect on the financial statements increased accrued expense and the accumulated deficit by $44,861 and increased general and administrative from $441,909 to $450,125 and increased the net loss from $3,215,797 to $3,224,013 for the three months ended March 31, 2005. The restatement had no effect on the stated net loss per share for the three months ended March 31, 2005.

NOTE 2 - GOING CONCERN

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

NOTE 3 - INVENTORIES

     The following is a summary of inventories:
                                               March 31, 2006
     Raw materials                             $      59,005
     Finished goods                                   14,516
     Less: Allowance for obsolete inventory          (61,690)
                                               -------------
                                               $      11,813
                                               =============

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY & EQUIPMENT

  The following is a summary of property and equipment at:
                                                              March 31
                                             Life                2006


     Furniture, fixtures and equipment       2 - 10 yrs    $   169,240
     Production molds                          3 yrs            47,710
     Software                                2   5 yrs          11,964
                                                           -----------
                                                               228,914
     (Less) Accumulated Deprecation                           (131,297)
                                                           -----------
     Property & Equipment, net                             $    97,617
                                                           -----------

Depreciation expense for the three months ended March 31, 2006 and 2005 was $9,704 and $8,523, respectively.

  The following is a summary of leased equipment at:
                                                            March 31
                                         Life                 2006


     Leased Equipment                     5.25 Yrs         223,750
     Less: Accumulated Depreciation                        (91,897)
                                                         ---------
     Leased Equipment, net                               $ 131,853
                                                         ---------

Depreciation expense for the three months ended March 31, 2006 and 2005 was $7,991 and $0, respectively.

NOTE 5   GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

Intangible Assets - The Company classifies its intangible assets as definite-life intangible assets and amortizes them on a straight-line basis over their estimated useful lives. Amortization expense of $0 was recorded for the three months ended March 31, 2006 and 2005.

Goodwill - On September 8, 2005, the Company recorded goodwill of $896,570 in connection with the acquisition of Interim Health Care of Wyoming as the purchase price of $904,006 exceeded the $7,436 net book value of the assets acquired.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE

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

Related Party Note Payable   During the year ended December 31, 2001, a
shareholder loaned the Company $46,076. The demand note is unsecured and accrued interest at 5% per annum. In May 2005, the Company repaid the remaining $25,076 in principal and $4,830 in accrued interest.

On February 8, 2005, the Company closed a Subscription Agreement by which three institutional investors purchased promissory notes having a total principal amount of $1,400,000, convertible into shares of the Company's common stock at a price of $1.50 per share, and bearing an annual interest rate of five percent; Class A Warrants to purchase a total of 466,667 shares of common stock at a price of $2.50 per share, exercisable for three years; and Class B Warrants to purchase a total of 933,334 shares of common stock at a price of $1.50 per share, exercisable until 150 days after the effective date of the Registration Statement. In December 2005, the Company repriced 466,667 of the Class B warrants from $1.50 to $1.15 exercise price and were immediately exercised. Also in December 2005, the remaining 466,667 Class B warrants had their life extended one year. At March 31, 2006 $799,999 remained outstanding.

NOTE 7 - CAPITAL LEASE OBLIGATION

The Company is leasing equipment on a 63-month capital lease terminating in August 2008. Monthly payments of $3,750 began in June 2003 and a payment of $54,688 is due at termination. During the three months ended March 31, 2006 and 2005, interest expense on capital lease obligation amounted to $2,668 and $0, respectively.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL LEASE OBLIGATION Continued)

Future minimum capital lease payments are as follows for the twelve-month periods ended:

      March 31, 2007                           $   45,000
      March 31, 2008                               45,000
      March 31, 2009                               73,438
                                               ____________
      Total minimum lease payments                163,438
      Less amount representing interest           (17,546)
                                               ____________
      Present value of minimum lease payments     145,892
      Less current portion                        (35,250)
                                               ____________
                                               $  110,642
                                               ============
NOTE 8 - CAPITAL STOCK

Preferred Stock   The Company has authorized 10,000,000 shares of preferred
stock, $.001 par value. As of March 31, 2006, no shares were issued and outstanding.

Common Stock   The Company has authorized 100,000,000 shares of common
stock, $.001 par value. As of March 31, 2006, the Company had 29,282,511 common shares issued and outstanding.

Stock for Services   On January 19, 2006, the Company issued 100,000
common shares valued at $180,000 for consulting services.

Stock for Services   On January 23, 2006, the Company issued 45,755 common
shares upon the exercise of options valued at $84,189 to employees and non-employees for services rendered.

Conversion of Notes Payable   On March 23, 2006, the Company issued
50,569 common shares in payment of a $75,000 note payable and $854 of accrued interest.

Conversion of Notes Payable   On March 29, 2006, the Company issued 50,611
common shares in payment of a $75,000 note payable and $917 of accrued interest.

Exercise of Warrants   On January 6, 2005, March 18, 2005, and March 28, 2005,
the Company issued 4,339, 40,000, and 50,000 common shares, respectively, upon the exercise of warrants at $1.55 per share.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK (Continued)

Conversion of Notes Payable   During 2005, the Company issued 150,000 common
shares upon conversion of $75,000 of the 8% convertible note payable.

Stock for Services - On February 11, 2005, the Company issued 22,500 common shares for consulting services valued at $54,900.

On February 15, 2005, the Company issued 60,000 common shares for investor relations services valued at $141,000.

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

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   STOCK OPTIONS AND WARRANTS

The significant weighted average assumptions relating to the valuation of the Company's Stock Options for the three months ended March 31, 2006 were as follows:

                                         2006
                                         ----

Dividend yield                           0%
Expected life                            1 day
Expected volatility                      0%
Risk-free interest rate                  4.6%

A summary of the status of options granted at March 31, 2006, and changes during the period then ended are as follows:

                                  For the Three Months Ended
                                        March 31, 2006
                                        --------------

                                                  Weighted
                                 Weighted         Average
                                 Average          Remaining          Aggregate
                                 Exercise         Contractual        Intrinsic
                Shares           Price            Term               Value
                ------           -----            ----               -----

Outstanding at       -           $    -              -                   -
beginning
of period

Granted         38,255             1.84              -                   -
Exercised      (38,255)            1.84              -                   -
Forfeited            -                -              -                   -
Expired              -                -              -                   -

Outstanding at       -                -              -                   -
end of
period

Vested and           -                -              -                   -
expected to
vest in the
future

Exercisable at       -                -              -                   -
end of
period

Weighted        38,255             0.00
average
fair value of
options granted


The Company had no non vested options at the beginning of the period. At March 31, 2006 the Company had no non vested options.

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0 and $0 respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2006 and 2005 (for outstanding options), less the applicable exercise price.


During the three month period ended March 31, 2006 and 2005, the Company expensed $84,189 and $48,372 upon the exercise of awards. The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carry forwards.


Warrants - A summary of the status of the warrants granted is presented below for the three months ended:


                           March 31, 2006    March 31, 2005
                          __________________________________________________
                          Weighted Average               Weighted Average
                       Shares  Exercise Price         Shares  Exercise Price
                          __________________________________________________
  Outstanding at
   beginning of period    1,663,167     $1.89         844,172          $1.55
   Granted                        -         -       1,400,000          $1.83
   Exercised                      -         -         (94,339)         $1.55
   Forfeited                      -         -               -              -
   Expired                        -         -               -              -
                          __________________________________________________
  Outstanding at end
   of period              1,663,167     $1.89       2,149,833          $1.73
                          __________________________________________________

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

                                                For the Three Months Ended
                                                        March 31,
                                                     2006        2005
                                               ___________________________
  Loss available to
   common shareholders (numerator)              $(558,199)     $(3,224,013)
                                               ___________     ____________
  Weighted average number of common shares
   outstanding during the period (denominator) 29,165,258       26,835,990
                                               ___________     ____________

At March 31, 2006, the Company had 1,663,167 warrants outstanding to purchase common stock of the Company at $1.15 to $2.50 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 466,667 shares of common stock, See Note 6], which were not included in the loss per share computation because their effect would be anti-dilutive.

At March 31, 2005, the Company had 2,091,835 warrants outstanding to purchase common stock of the Company at $.25 to $1.55 per share, a 8% convertible note payable wherein the holder could convert the note into a minimum of 100,000 shares of common stock and a 5% convertible note payable wherein the holder could convert the note into 933,333 shares, [See Note 6], which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 11 -  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2006 operating loss carryforwards of approximately $19,000,000 which may be applied against future taxable income and which expires in various years through 2025.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -  INCOME TAXES (Continued)

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,460,000 as of March 31, 2006, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three months ended March 31, 2006 approximated $170,000.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is from time to time involved in routine legal and administrative proceedings and claims of various types. While any proceedings or claim contains an element of uncertainty, Management does not expect on our results of operations or financial position.

Contingent Consideration for the Acquisition of MedivoxRx   In connection with
the acquisition of MedivoxRx, Parent will issue an additional 100,000 restricted common shares to the former stockholders of MedivoxRx if Wizzard Merger Corp. achieves repeat sales of at least 250 units per month from at least 15 VA sites for three consecutive months with a specified gross margin. Parent will also issue an additional 50,000 restricted common shares to the former stockholders of MedivoxRx if Wizzard Merger Corp. pill bottle simultaneously loads the prescription while the label is being printed and is approved and accepted by any Veterans Administration Hospital. Parent will further issue an additional 625,000 restricted common shares to the former stockholders of MedivoxRx if Wizzard Merger Corp. meets revenue and profit projections for the second year of operations forward from the April 23, 2004 acquisition date. To date no additional restricted common shares have been issued.

Agreements - In connection with the agreement with AT&T to sell to AT&T's OEM Natural Voices desktop product licenses the Company is required to make minimum purchase of $125,000 per each six month period beginning July 2004 through June 2007.

In connection with the agreement with IBM to sell IBM's OEM ViaVoice desktop products licenses the Company is required to make minimum purchases of $12,500 per quarter beginning July 2005 through June 2007.

Contingent Consideration for the Acquisition of Interim Health Care of
Wyoming, Inc.   As part of the Interim of Wyoming, Inc. acquisition, the
Company agreed to issue additional shares of common stock upon Interim achieving certain financial results. Phase I incentives includes the seller to receive an additional payment of two (2) times the Interim EBITDA for the year ended September 30, 2006, based upon the amounts that exceeds the Interim EBITDA for the year ended December 31, 2004. Twenty-five percent of which will be paid in cash and seventy-five percent paid in stock.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

Phase II incentives includes the seller to receive an additional payment of two times the EBITDA for the year ended September 30, 2007, based upon the amount that exceeds the Interim EBITDA for the year ended September 30, 2006. Twenty-five percent of which will be paid in cash and seventy-five percent paid in stock.

NOTE 13 - SEGMENT REPORTING

The Company's operations are divided into two independent segments   software
and healthcare. The Company does not have any inter-segment revenues and the Company uses the same accounting principles used to prepare the consolidated financial statements for both operating segments.

At March 31, 2006, all of the Company's assets, except approximately $19,300 of inventory, are located within the United States of America.

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

The following is a summary of the Company's operations by segment for the three months ended March 31, 2006 and 2005:
                                   2006                      2005
                                   ----                      ----
       ____________________________
                Software  Healthcare    Total    Software  Healthcare   Total
                --------  ----------    -----    --------  ----------   -----

Net revenues     $ 142,893 $ 459,498 $ 602,391 $   218,714 $  4,847 $ 223,561
Cost of sales       84,694   292,844   377,538     118,212    7,126   125,338

General and
 administrative    535,169   136,979   672,148     559,950   31,175   591,125
Selling             46,096    44,071    90,167      37,636   58,276    95,912
Research and
 development        11,302        16    11,318      25,540    4,486    30,026
Impairment of
goodwill/Intangibles     -         -         -   1,191,967        - 1,191,967
Interest income         49     5,980     6,029           -        -         -
Interest expense    11,589     3,850    15,439   1,413,206        - 1,413,206
Loss on disposal of
 assets                  9         -         9           -        -         -
Income tax benefit
 (expense)               -         -         -           -        -         -
                   _______   _______  _______  __________  _______  _________
Net Income (loss)$(545,917)$(12,282)$(558,199)$(3,127,797)$(96,216)(3,224,013)
                   _______   _______  _______  __________  _______  _________

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENT

On April 10, 2006, the Company issued 88,321 common shares upon conversion of $125,000 of the convertible note payable and payment of related accrued interest payable of $7,482.

On April 20, 2006, the Company issued 44,000 common shares to employees and non-employees for services rendered.

During May 2006, the Company issued 200,000 shares of common stock to the holders of the 5% notes payables to extend the maturity date of the 5% notes payables to December 28, 2006.

During May 2006, the Company recorded a $140,000 expense for the re-pricing of 466,668 warrants to purchase common stock from an exercise price of $1.50 per share reduced to $1.20 per share. The warrants were immediately exercised.

On May 9, 2006, the Company granted warrants to purchase 466,668 shares of common stock at $2.50 per share, expiring May 9, 2009. The warrants were granted in connection with a private placement.

 Item 2.   Management's Discussion and Analysis or Plan of Operation.
            ----------------------------------------------------------

Highlights of First Quarter, 2006.
--------------------------------

In the first quarter of 2006, Wizzard Software Corporation made several significant accomplishments and successfully moved forward on many aspects of our business plan. Some of these accomplishments broken down by internal business group include:

2006 Q1 Speech Technology & Services Group

Wizzard Software's Speech Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide. Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T as well as through internal internet marketing efforts with Google, Yahoo and other major internet search engines.

The Technology & Services Group (T&S Group) is a cross divisional team within Wizzard that consists of the Technology and Services Division (T&S), plus key members of Wizzard's development, MIS, and marketing groups. Together, we are working to implement our strategy to increase market share and brand awareness and become the preferred supplier of speech technologies and services for both domestic and international business developers. The Group plans to increase overall revenue by significantly expanding its customer base, product portfolio and customer reach through a continued focus on three imperatives: best technologies; best pricing; and responsive support.

Some of the highlights for the Speech Technology & Services Group for the first quarter of 2006 include:

       * Provided Thomson Higher Education with AT&T Natural Voices TTS for MP3 Format Textbooks

       * Expanded Distribution Agreement with IBM to Include Asia Pacific
         Region

       * Wizzard Customer, e-Spindle Learning Inc., Wins Parents' Choice Award for Online Spelling Tutor

       * Provided GAI-Tronics with AT&T Natural Voices for Call Management
         System

       * Customer Evolve's Training Software Achieves Greater Than 98% Accuracy Rate with IBM ViaVoice

       * Grew regular royalty reporting instances from existing customer base by 30% Quarter over Quarter

       * Maintained high level of "new" contract activity in a highly competitive environment

       * Added a number of potentially large dictation and TTS port licensing prospects


T&S Group added new assistive application and alert/broadcast customers in the first quarter of 2006. Alert/broadcasting is an emerging customer category which began to take shape as a significant opportunity in 2005. In addition, T&S is continuing to focus on our core ATM, simulator and medical dictation markets, and is expanding the protocol supportive attributes of our TTS telephony offerings based on customer requests for larger, IVR-type applications.

Over the course of the first quarter our Speech Technology and Services Group helped many companies add speech technology to their products or services through our speech programming tools and consulting services. The number of quarterly royalty reporting customers is growing each quarter and we have several customers who have the potential to require large volume licenses in the coming quarters. Recently, there have been substantial consolidation and workforce shifts in the speech industry and management believes these events have created opportunity for our Speech Technology and Services Group to capture new, high volume telephony server customers specifically, while at the same time reducing the number of high quality product choices on the market. We continue to see interest in our products and services from industry segments such as emergency alerts, e-books, pod casting, telephony IVR and the healthcare market, while we maintain internet marketing efforts on Google, Yahoo and Apple websites. Our speech offerings continue to make an impact in the assistive and education categories. Many leading developers of assistive and educational products have repeatedly chosen Wizzard as their source for text-to-speech technology. Higher Education and commercial offerings are using speech technology to provide accessibility of text books and learning materials to impaired students. The increase in large, high profile customer adoption of our products, combined with the new, improved speech technology coming from our partners, plus the growing acceptance of enabling technologies like VoIP, wi-fi and pod casting, we remain very optimistic regarding the future of our Speech Technology & Services business.

2006 Q1 Speech Products Group

The objectives for the Speech Product Group is to establish successful sales channels for select products offered directly by the Company which incorporate speech technology offered through our Technology and Services Group.

The newest Wizzard offering, WizzTones, was released in mid-January and garnered a significant amount of press. To promote the product, we announced the release on Business Wire and placed the trial version on multiple download websites. We were also able to secure a listing on the Skype site. In March, we created a Google AdWords campaign for WizzTones and almost immediately the number of visitors to the site tripled. Management believes that once the Skype/Warner Brothers Music deal, previously announced by Skype, is finally launched, the number of Skype users (currently estimated at 100M) that want to have multiple music ringtones will grow exponentially. At this time, WizzTones is the only option for users that want to have specific ringtones designated for specific callers.

Branded with the name "Rex," the Talking Prescription Bottle allows end-users to "hear" medication instructions when reading a medication label is not practical or possible. There are several billion prescriptions filled each year in the U.S. and pharmaceutical errors create billions of dollars in additional medical spending with the number one error being identified as labeling problems and education. Using unique microprocessor electronics and Wizzard's advanced text-to-speech technology, pharmacists automatically create a "talking" label while the traditional instruction label is being printed. At the push of a button, the prescription bottle talks to the patient, telling him or her the name of the medication, the dosage the patient should consume, the frequency of administration, refill instructions, warnings and other important information necessary to educate and help people take their prescription medication properly.

Our MedivoxRx Talking Prescription Bottle business is making positive progress. The Speech Products Group is focusing its marketing efforts on retail pharmacies and caregivers and is working hard towards getting Medicare reimbursement and insurance coverage for our Talking Prescription Bottle customers. While there are no guarantees of approval, management believes reimbursement approval from Medicare and insurance companies is the key to large unit sales. We are in the process of collecting clinical data from independent third party studies for our product to provide to governmental and insurance agencies. Some of the highlights from the 1st Q include:

       * MedivoxRx Added to HealthCare Purchasing Partners International's 340 Prime Vendor Program for Low-Income Americans

       * MedivoxRx executive testified before the State of Maryland Ways and Means Committee for Rex

       * MedivoxRx executive meets with Assemblymen from New York State to initiate legislation for Rex

       * MedivoxRx executive meets with Senator Clinton's staff to discuss VA adoption of Rex

       * Signed an agreement with HPPI for the distribution of Rex. HPPI is the Prime Vendor for the Section 340B program

       * Two Large nationwide chains commit to Rex pilot programs

       * Closed a deal with Canadian firm as the first step to Canada wide distribution

       * Received replenishment orders for various VA Hospital locations

       * Signed Griffin Hospital in Connecticut to carry Rex

       * Signed Arkansas School for the Blind and received second order from Delaware Association for the Blind

       In the first quarter, we continued to make progress in our negotiations with a number of national retail pharmacies and expand our direct marketing efforts to select doctors, medical and assistive living facilities. As with most new technology products, the adoption cycle sometimes takes longer than anticipated but with the sales channel and end user reactions we are experiencing, we remain steadfast in our beliefs that the Talking
Prescription Bottle has the potential to be a big success for Wizzard.

       We plan to continue to work with legislators in several states that support legislation requiring pharmacies to carry assistive aid devices that help ensure patient safety. We have received attention and support from members of Congress at the Federal and State levels in conjunction with the proposed legislation in Maryland as well as use of the product in federally funded programs.

       With the positive sales channel, end user and legislator reactions that we are receiving, we remain committed to our belief that the Talking Prescription Bottle will begin to achieve the success in 2006 that we have envisioned from the onset. We expect to make several announcements in the near future which should demonstrate progress on our plan to grow bottle sales.

2006 Q1 Speech Services - Healthcare

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

       We believe that our speech technology (Talking Prescription Bottle, WizzScribe transcription service, MedOasis InfoPath forms, ViaVoice speech medical recognition, etc.) can make a significant impact on the bottom line of HHC agencies and we are aggressively working towards our first speech implementation. Both Wizzard's management and owners of our targeted home health care agencies believe that strong synergies exist among the services they offer, the compliances they must adhere to, the job functions of their workers and our Talking Prescription Bottle, various talking medical devices, WizzScribe transcription product, medical speech recognition dictation and form-fill applications. Currently, most nurses and health aides fill out mandatory paperwork by hand while owners of the home healthcare agencies continuously strive for timely and accurate data. With a 10% to 25% rejection rate, and 25% to 50% of a worker's time spent filling out paperwork, having the ability to quickly collect and submit accurate data for payment forms and other aspects of the home healthcare business is a compelling proposition. We believe that voice is the most efficient, accurate method for entering and retaining medical records in this thriving vertical market with almost no competition for us in speech technology implementations. We're starting with the telephone as the interface device because everyone is comfortable with it and this allows us to accurately capture data at the point of care. We believe we are now in position to build the best, most affordable home health medical records solution.

Some of the highlights from the 1st Q 2006 include:

       * Increased marketing activities to local assisted living facilities and the senior centers

       * Participated in health fair in Casper to gain referral sources

       * Staff recruitment at local career fair

       * Updated marketing materials

       * Began radio advertising program

       * Wyoming State Legislature passed a bill which gives home health providers increased reimbursement

       * Began working with local QIO promoting and adopting new protocols for telemedicine

       * Saw increased demand for telemedicine in Q1

2006 Q1 MANAGEMENT CONCLUSION

Management believes that all three of our internal business groups made positive progress on our business plan in the first quarter of 2006. Our Speech Technology & Services Group increased their sales territory for IBM products to include the Asia Pacific region. Our Speech Products Group had two major nationwide retailers agree to pilot programs for Rex - The Talking Prescription Bottle. And, the Wyoming State Legislature passed a bill which gives home health providers increased reimbursement, which should directly benefit our Wyoming based home healthcare business. While we still have a lot of work ahead of us to grow our respective businesses, we believe these three key accomplishments have the potential to positively impact our business in 2006.

Results of Operations.
----------------------

Three Months Ended March 31, 2006 and 2005.
-----------------------------------------------

During the first three months ended March 31, 2006, Wizzard recorded total net revenues of $602,391, a 169% increase from total net revenues of $223,561 in the first quarter of 2005. The increase for the first quarter of 2006 was due to the addition of $459,498 in revenue from our acquisition of Interim Healthcare of Wyoming. Net revenues from our speech recognition operations were $142,893 in the first quarter of 2006, representing a decrease of approximately 35% over net revenues of $218,714 in the first quarter of 2005. This decrease was the result of an exceptionally strong fourth quarter in 2005.

Cost of goods sold totaled $377,538 in the first quarter of 2006, versus $125,338 in the first quarter of 2005. This increase of 201% is attributed to the cost of sales associated with Interim Healthcare of Wyoming, which totaled $283,286 in the first quarter of 2006. Cost of sales associated with our speech recognition operations declined to $84,694 in the first quarter of 2006, as compared to $118,212 in the prior year quarter. This decrease was due primarily to the decrease in sales activity during the first quarter of 2006. Wizzard posted a gross profit of $224,853 during the first quarter of 2006, representing an increase of approximately 129% over gross profit of $98,223 in the first quarter of 2005.

In the first three months ended March 31, 2006, operating expenses totaled $773,633, which was a 59% decrease from operating expenses of $1,909,030 in the first quarter of 2005. Broken down by line item our operating expenses were: General and administrative expenses were $672,148 in 2006 versus $450,125 in 2005. The increase in general and administrative expenses was primarily due to the addition of Interim Healthcare of Wyoming, Inc. Selling expenses in the first quarter of 2006 were $90,167, versus $95,912 in 2005. Research and Development expenses in the first quarter were $11,318 as compared to $30,026 in 2005. Non-cash investor relations services in the first quarter of 2006 were $0 versus $141,000 in 2005. The decrease in operating expenses was due to the recording of Impairment of Goodwill in the first quarter of 2005, totaling $1,191,967.

Other expenses consisted of an interest expense of $15,439 in the first quarter of 2006, versus $1,413,206 in the first quarter of 2005. This decrease relates to the issuance of a $1,400,000 unsecured convertible note payable during the first quarter of 2005, interest payment on $250,000 assumed in the acquisition of Interim Healthcare of Wyoming, Inc., and penalties on the delay in registering the underlying securities.

Wizzard's net loss was $558,199, or $0.02 per share, in the first three months ended March 31, 2006. This represents an approximately 83% decrease from our net loss of $3,224,013, or $0.12 per share, in the first quarter of 2005.

Liquidity and Capital Resources.
--------------------------------

Cash on hand was $287,523 at March 31, 2006. Cash used in operations for the three months ended March 31, 2006, was $332,379, an increase of 58% over the $210,709 cash used in operations for the three months ended March 30, 2005. Cash used in financing activities was $248,158 during the three months ended March 31, 2006, an increase of 116% over the $1,521,150 cash provided by investing activities during the three months ended March 31, 2005. For the three months ended March 31, 2006, we paid off a note payable totaling $239,576. For the three months ended March 31, 2005, we received $1,400,000 when we closed a 5% convertible not subscription agreement and $146,226 in proceeds from the exercise of warrants, and paid $25,076 in notes payable to a related party.

The Company used common stock to pay $254,989 in consulting services during the three months ended March 31, 2006. In doing so, management believes we have conserved Wizzard's cash liquidity for operational purposes.

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

Item 3.  Controls and Procedures.
         ------------------------

In connection with the completion of its audit of, and the issuance of its report on our consolidated financial statements for the year ended December 31, 2005, Gregory & Eldredge, LLC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses." The Public Company Accounting Oversight Board had defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

The material weakness identified relate to:

  * the lack of sufficient knowledge and experience among the internal accounting personnel regarding the application of US GAAP and SEC requirements;

  * insufficient written policies and procedures for accounting and financial reporting with respect to the current requirements and application of US GAAP and SEC disclosure requirements; and

  * segregation of duties, in that we had only one person performing all accounting-related duties

We believe that each of these material weaknesses existed at December 31, 2005. The following changes in our internal controls over financial reporting occurred during the first quarter of 2006 (unless indicated otherwise):

  * In the first quarter of 2005, we updated and added 10 new modules to our internal workflow system to cover e-commerce credit card processing, purchase order streamlining, order entry and customer payment scheduling. During the second quarter, we added two new modules to this system for a total of twelve through June 30, 2005. This system has already made our workers more efficient and management believes that as we continue to improve the processes and procedures of the system our employees will continue to increase their productivity while at the same time the Company's controls and oversights will improve for better compliance with Sarbanes-Oxley regulations. This system provides a platform for us to determine where we should undertake additional segregation of duties among our employees and for determining how we can otherwise improve our disclosure controls and procedures; and

  * the hiring of John L. Busshaus as our Controller on April 3, 2006, and the education of Christopher J. Spencer and Armen Geronian and our accounting staff about GAAP and Securities and Exchange Commission requirements;

  * the segregation of accounting duties that had formerly been performed by one person among three persons, including Mr. Busshaus. As we continue to incorporate written policies and procedures for accounting and financial reporting, we will continue to implement additional segregation of duties.

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

As required by Rule 13a-15(b) of the Securities and Exchange Commission, and as of the end of the period covered by this Report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, or the persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our President/Treasurer has concluded that the Company's controls and procedures as of March 31, 2006, are not effective. This is management's conclusion, despite the compensating control provided by the significant day-to-day involvement of the Company's Chief Executive Officer in all aspects of the Company's operations in a small company atmosphere, and the Company's engagement of an outside professional with sufficient expertise in the application of US GAAP and SEC requirements.

The significant day-to-day involvement of our Chief Executive Officer includes:

  * his approval of all new hires and all Company purchases over the amount of $500;

  * the requirement that all checks over the amount of $2,500 bear two signatures, one of which must be an Officer's signature;

  * his approval of all transactions requiring credit approval; and

  * his involvement in the analysis and approval of all acquisitions and dispositions of assets.

These policies have been in place since Wizzard's inception.

The outside accounting professional was engaged during the first quarter of 2006 to advise the Company in the preparation of its financial statements and Form 10-KSB for the calendar year ended December 31, 2005. This outside professional has significant expertise in the application of US GAAP and Securities and Exchange Commission requirements, which has compensated for the lack of such expertise within the Company prior to hiring Mr. Busshaus as our Controller, as discussed above. The fees for the outside professional's services have totaled approximately $825 for these services. This professional is not associated with our independent public accounting firm.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the three month period ended March 31, 2006, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

          Name          Date       Shares           Amount
------------------  ------------ ----------   -------------------------------
  Lane Ventures        1/9/06      100,000    Services valued
                                              at $180,000

  Bruce Phifer        1/23/06        7,500    Services valued
                                              at $13,800

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

       None; not applicable.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WIZZARD SOFTWARE CORPORATION

Date: 5-15-06         /s/ Christopher J. Spencer
     ---------       -----------------------------------
                     Christopher J. Spencer, Director,
                     CEO, President and Treasurer

Date: 5-15-06         /s/ Armen Geronian
     ---------       ----------------------------------
                     Armen Geronian, Director
                     Secretary

Date: 5-15-06         /s/ Gordon Berry
     ---------       ----------------------------------
                     Gordon Berry, Director and Acting
                     Chief Financial Officer

Date: 5-15-06         /s/ Alan Costilo
     ---------       ----------------------------------
                     Alan Costilo, Director