Form 10KSB/A
period 2004-12-31
WIZZARD SOFTWARE CORP /CO
filed 2006-05-26
CIK 1074909

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

     March 29, 2006 - $43,375,124.70.  There are approximately 22,829,013 shares of common voting stock of the Registrant held by non-affiliates. The aggregate market value was determined based on the average of the closing bid and asked prices of the issuer's common stock on March 29, 2005.

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

                               March 29, 2006

                                 29,085,650

                   DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

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

     In 2004, Wizzard had operating expenses of $5,581,604, as compared to $2,078,765 in 2003. The increase is primarily attributed to 3,165,447 in non cash expenses, expenses related to our MedivoxRx Technologies acquisition, funding the development of the new speech enabled talking prescription pill bottle and doubling our work staff in 2004.

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

     Net loss increased to $5,523,485 in 2004, as compared to a net loss of $2,044,042 in 2003. The $3,479,443 increase is due principally to the increase in operating expenses, including $3,165,447 in Non-Cash legal, public relations and consulting fees as discussed above. As a result of this increase in net loss, we have a basic and diluted loss per common share of $0.22 in 2004, versus a basic and diluted loss per common share of $0.10 in 2003.

Liquidity and Capital Resources.
--------------------------------

      2004 compared to 2003
      ---------------------

     At December 31, 2004, the Company had working capital of $396,892, an increase of $622,463 over the working capital deficit of $(225,571) at December 31, 2003. The increase in working capital is due to the net $1,898,576 in proceeds received from the issuance of common stock. Current assets included $464,402 in cash and accounts receivable, an increase of $346,723 from our cash, restricted cash and accounts receivable of $117,679 at December 31, 2003.. On February 8, 2005, subsequent to the year ended December 31, 2004, the Company closed a $1,400,000, 5% convertible note subscription agreement.

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

     During fiscal 2004, our operating activities used net cash of $1,469,736, as compared to $467,970 in net cash used by operating activities in the preceding year. This change was due in large part to current year losses offset by non-cash expenses of $3,165,447, and a non-cash impairment charges of $522,931 and $169,797, of goodwill and intangible assets, respectfully.

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

/s/ Gregory & Eldredge, LLC

January 21, 2005, except for Note 1
  As to which the date is May 22, 2006 and Note 15
  As to which the date is March 18, 2005
Salt Lake City, Utah

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET

                              ASSETS

                                                            December 31,
                                                                2004
                                                            ___________
CURRENT ASSETS:
  Cash                                                     $     445,702
  Accounts receivable, net of $0 allowance                        18,700
  Inventory, net                                                  86,694
  Prepaid expenses                                                68,737
                                                             ___________
        Total current assets                                     619,833
                                                             ___________
PROPERTY & EQUIPMENT, net                                         99,327
                                                             ___________
OTHER ASSETS                                                       8,124
                                                             ___________
                                                           $     727,284
                                                             ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $     148,156
  Accrued expenses                                                49,709
  Loans payable   related party                                   25,076
                                                             ___________
        Total current liabilities                                222,941
                                                             ___________

LONG  TERM OBLIGATIONS:
  8% convertible note payable   related party                    100,000
                                                             ___________
        Total long term liabilities                              100,000
                                                             ___________
                                                                 322,941
                                                             ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding                      -
  Common stock, $.001 par value, 100,000,000 shares
     authorized, 26,094,228 shares issued and outstanding         26,094
  Additional paid-in capital                                  13,886,763
  Accumulated Deficit                                        (13,508,514)
                                                             ___________
        Total Stockholders' Equity                               404,343
                                                             ___________
                                                           $     727,284
                                                             ___________


The accompanying notes are an integral part of this consolidated financial statement.

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Years Ended
                                                      December 31,
                                                   _____________________
                                                       2004      2003
                                                   _________   _________
NET SALES                                          $ 525,434 $   470,487

COST OF GOODS SOLD                                   408,349     388,330
                                                   _________   _________
  Gross Profit                                       117,085      82,157
                                                   _________   _________

OPERATING EXPENSES:
  Selling expenses                                   292,851     153,865
  General and administrative                       1,452,341     590,085
  Research and development                            65,705           -
  Non-cash legal and consulting fees               1,322,158     550,815
  Investor relations consulting fees                  50,000           -
  Non-cash Investor relations consulting fees      1,545,400     574,000
  Compensation for re-pricing warrants               160,420     210,000
  Impairment of goodwill                             522,932           -
  Impairment of intangible asset                     169,797           -
                                                   _________   _________
        Total Expenses                             5,581,604   2,078,765
                                                   _________   _________
LOSS FROM OPERATIONS                              (5,464,519) (1,996,608)
                                                   _________   _________

OTHER EXPENSES:
  Loss on abandoned leasehold improvements           (38,811)          -
  Interest expense   related party                   (20,155)    (47,434)
                                                   _________   _________
        Total Other Expenses                         (58,966)    (47,434)
                                                   _________   _________

LOSS BEFORE INCOME TAXES                          (5,523,485) (2,044,042)
CURRENT INCOME TAX EXPENSE                                 -           -

DEFERRED INCOME TAX EXPENSE                                -           -
                                                   _________   _________

NET LOSS                                         $(5,523,485)$(2,044,042)
                                                   _________   _________

BASIC AND DILUTED LOSS PER COMMON SHARE:           $    (.22)  $    (.10)
                                                   _________   _________
BASIC AND DILUTED WEIGHTED AVERAGE COMMON
  SHARE OUTSTANDING:                              24,824,265  20,631,309
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

                                  (Continued)

                   WIZZARD SOFTWARE CORPORATION

                STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 (Continued)

                                   Common Stock         Additional
                             _________________________    Paid in  Accumulated
                              Shares        Amount        Capital   (Deficit)
                             ___________  ____________ ___________ ___________
Stock issued upon exercise
of options at $1.81 per
share, March 2004                 90,210            90     162,756          -

Stock issued for employees
services upon exercise of
options at $1.77 per share        77,666            78     137,391          -

Stock issued for consulting
services upon exercise of
options at $1.99 to $4.24
per share                         62,300            62     129,088          -

Stock issued for investor
relations consulting
services at $2.77 to $3.30
per share, March 2004            370,000           370   1,157,030          -

Subsidiary stock issued to
for investor relations
services at $1.94 per share            -             -     388,000          -
Stock issued for consulting
services at $1.73 to $3.18
per share                        468,867           469   1,114,102          -

Stock issued in payment of
a $10,016 note payable $614
in accrued expenses and
$78,437 in consulting
services at $3.18 per share,
May 2004                          27,999            28      89,039          -

Stock issued in payment of
accrued interest at accrued
expenses at $3.50 per share,
May 2004                          18,117            18      63,360          -

Stock issued related to the
acquisition of MedivoxRx
Technologies, May 2004           150,035           150     536,975          -

Stock issued related to the
acquisition of Medivox-RX
Technologies at $1.70 per
share, July 2004                  51,375            52      87,285          -

Stock issued in payment of
penalties related to Delay
in registration of shares
underlying the 8% convertible
note payable at $3.50 per share   19,286            19      67,481          -

Stock issued upon conversion
of note payable at $0.50 per
share and $47,837 of accrued
interest at $2.70 May to
October 2004                     287,689           288     182,549          -

Net loss for the year ended
December 31, 2004                      -             -           - (5,523,485)
                             ___________  ____________ ___________ __________
BALANCE, December 31, 2004    26,094,228  $    26,094 $13,886,763$(13,508,514)
                             ___________  ____________ ___________ __________



The accompanying notes are an integral part of these consolidated financial statements.
                               F-5

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Net Increase (Decrease) in Cash


                                                    For the Years Ended
                                                       December 31,
                                                  ______________________
                                                      2004        2003
                                                  __________ ___________
Cash Flows from Operating Activities:
  Net loss                                       $(5,523,485)$(2,044,042)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Compensation of stock and options              3,165,447   1,355,215
    Impairment of definite-life intangible assets    169,797           -
    Impairment of goodwill                           522,932
    Loss on abandoned leasehold and assets            38,811           -
    Depreciation and amortization expense            152,103     149,163
    Change in assets and liabilities:
      Restricted cash                                 34,771     (34,771)
      Accounts receivable                             10,663      33,161
      Inventory                                      (11,496)      4,959
      Prepaid expenses                               (48,570)     (6,674)
      Other assets                                    (1,672)     (4,452)
      Accounts payable                               (29,940)     58,933
      Accrued expense                                 50,903      20,538
                                                  __________  __________
        Total Adjustments                          4,053,749   1,560,072
                                                  __________  __________
        Net Cash Used in Operating Activities     (1,469,736)   (467,970)
                                                  __________  __________
Cash Flows from Investing Activities:
  Purchase of property & equipment                   (36,682)    (21,061)
                                                  __________  __________
        Net Cash Used in Investing Activities        (36,682)    (21,061)
                                                  __________  __________
Cash Flows from Financing Activities:
  Proceeds from the issuance of common stock       2,025,859     503,601
  Payment of stock offering cost                    (127,283)          -
  Capital contribution                                     -       6,000
  Proceeds from note payable   related party               -      32,017
  Payments on note payable - related party                 -     (50,000)
                                                   _________  __________
        Net Cash Provided by Financing Activities  1,898,576     491,618
                                                   _________  __________
Net Increase in Cash                                 392,158       2,587

Cash at Beginning of Period                           53,544      50,957
                                                  __________  __________
Cash at End of Period                             $  445,702  $   53,544
                                                  __________  __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                      $        -  $    4,387
    Income taxes                                  $        -  $        -

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
                                                   2004            2003
                                               _____________  ______________
  Net (Loss)                As reported        $  (5,523,485) $   (2,044,042)
  Add: Stock-based employee compensation
    expense included in reported net income                -               -
  Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method                                -               -
                                               _____________  ______________
   Net (Loss)               Proforma           $  (5,523,485) $   (2,044,042)
                                                  _____________  _____________

     Basic and diluted loss per share As reported $        (.22) $      (.10)
                                       Proforma   $        (.22) $      (.10)


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

     RESTATEMENT - The financial statements have been restated to record
$36,645
     in payroll liabilities associated with stock issued to employees during 2004.
     The effect on the financial statements at December 31, 2004 and for the Year
     Ended December 31, 2004 are as follows:


                                December 31, 2004
                         __________________________
                          As Previously
                             Reported      Restated
                         ___________________________

     Accrued expenses    $     13,064    $   49,709
     Accum. (Deficit)     (13,471,869)  (13,508,514)
     General &
       Administrative       4,333,254     4,369,899
     Net (Loss)            (5,486,840)   (5,523,485)
     Net (Loss) Per Share $      (.22)   $     (.22)

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

           WIZZARD SOFTWARE CORPORATIONAND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the years ended December 31,:


                                                        2004          2003
                                                     ___________  ___________
  Loss) from continuing operations
    available to common shareholders (numerator)     $(5,523,485) $(2,044,042)
                                                     ___________  ___________
  Weighted average number of common
    shares outstanding during the period
    used in loss per share  (denominator)             24,824,265   20,631,309
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


Date: 5/26/06                         By  /s/ Christopher J. Spencer
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


Date: 5/26/06                             /s/ Christopher J. Spencer
      -------                            ---------------------------
                                         Christopher J. Spencer
                                         Chief Executive Officer, President,
                                         Treasurer and Director


Date: 5/26/06                             /s/ Gordon Berry
      -------                            -----------------
                                         Gordon Berry, Controller and Director


Date: 5/26/06                             /s/ Armen Geronian
      -------                            -------------------
                                         Armen Geronian
                                         Director


Date: 5/26/06                              /s/ Alan Costilo
      -------                            ------------------
                                         Alan Costilo
                                         Director