Form 10KSB/A
period 2005-12-31
WIZZARD SOFTWARE CORP /CO
filed 2006-05-26
CIK 1074909

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

     In 2005, Wizzard had operating expenses of $5,163,209, as compared to $5,581,604 in 2004. The decrease is primarily attributed to a decrease in stock issued for services to our investor relations firm.

     General and administrative expenses decreased to $3,150,259 in 2005, from $4,369,899 in the prior year, a decrease of 28%, due principally to a decrease in investor relations expenses and other non-cash consulting services. Research and development expense increased to $69,089, from $65,705 in the prior year related to the integration of the text to speech technology into the talking pill bottle.

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

     Net loss increased to $5,966,862 in 2005, as compared to a net loss of $5,523,485 in 2004. We have a basic and diluted loss per common share of $0.22 in 2005, which is the same amount as in 2004.

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

     At December 31, 2005, the Company had a working capital deficit of $348,661, as compared to working capital of $396,892 at December 31, 2004. This decrease in working capital is due to cash used and liabilities assumed to acquired Interim Health Care of Wyoming, Inc. The Company believes it is still in the early stages of the new and developing speech technology market and estimates it will require approximately $120,000 per month to maintain current operations. As mentioned in Note 2 to the accompanying financial statements, the Company has not yet been able to establish profitable operations and has not generated cashflows from operations, thus raising substantial doubt about its ability to continue as a going concern. The Company has been successful over the past ten years in obtaining working capital and will continue to seek to raise additional capital from time to time as needed and until profitable operations can be established.

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


/S/ Gregory & Associates, LLC

March 2, 2006, except for Note 1,
  for which the Date is May 18, 2006
Salt Lake City, Utah

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                                                           December 31, 2005
                                                              ___________
CURRENT ASSETS:
   Cash                                                      $   869,277
   Accounts receivable, net of $74,738 allowance                 299,379
   Inventory, net of $61,690 allowance                            16,877
   Prepaid expenses                                               24,514
                                                             -----------
        Total current assets                                   1,210,047


LEASED EQUIPMENT, net                                            139,844

PROPERTY AND EQUIPMENT, net                                      106,104

GOODWILL                                                         896,570

OTHER ASSETS                                                       5,582
                                                             -----------
           Total assets                                      $ 2,358,147
                                                             ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                          $   214,953
   Accrued expenses                                              105,619
   Capital Lease   current portion                                35,250
   Notes payable                                                 239,576
   Deferred revenue                                               13,311
   Convertible notes payable   related party                     949,999
                                                             -----------
           Total current liabilities                           1,558,708

CAPITAL LEASE, less current portion                              119,224
                                                             -----------
        Total liabilities                                    $ 1,677,932
                                                             -----------
COMMITMENT & CONTINGENCIES                                             -

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 10,000,000 shares
   authorized, no shares issued and outstanding                        -
   Common stock, $.001 par value, 100,000,000 shares
   authorized,29,035,576 shares issued and outstanding            29,036
   Additional paid-in capital                                 20,126,555
   Accumulated deficit                                       (19,475,376)
                                                            ------------
           Total Stockholders' Equity                            680,215
                                                            ------------
           Total liabilities and stockholders equity        $  2,358,147
                                                            ============


The accompanying notes are an integral part of this consolidated financial statement.

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Years Ended
                                                     December 31,
                                                 ______________________
                                                  2005         2004
                                                 __________   _________
NET SALES                                       $ 1,694,075   $ 525,434

COST OF GOODS SOLD                                  991,005     408,349
                                                 ----------   ---------
  Gross Profit                                      703,070     117,085
                                                 ----------   ---------_

OPERATING EXPENSES:
  Selling expenses                                  457,636     292,851
  General and administrative                      3,150,259   4,369,899
  Research and development                           69,089      65,705
  Compensation for re-pricing warrants              294,258     160,420
  Impairment of goodwill                          1,191,967     522,932
  Impairment of intangible asset                          -     169,797
                                                  _________   _________
        Total Expenses                            5,163,209   5,581,604
                                                  ---------   ---------
LOSS FROM OPERATIONS                             (4,460,139) (5,464,519)
                                                  ---------   ---------

OTHER INCOME (EXPENSE):
  Gain (loss) on disposal of assets                  (4,527)    (38,811)
  Interest expense   related party               (1,519,692)    (20,155)
  Interest expense                                  (19,044)
  Interest income                                    36,540           -
                                                 ----------  ----------
        Total Other Income (Expense)             (1,506,723)    (58,966)
                                                  _________   _________

LOSS BEFORE INCOME TAXES                         (5,966,862) (5,523,485)

CURRENT INCOME TAX EXPENSE                                -           -

DEFERRED INCOME TAX EXPENSE                               -           -
                                                  ---------   ---------
NET LOSS                                        $(5,966,862)$(5,523,485)
                                                  =========   =========
BASIC AND DILUTED LOSS PER COMMON SHARE:          $    (.22)  $    (.22)
                                                  =========   =========
BASIC AND DILUTED WEIGHTED AVERAGE
  COMMON SHARE OUTSTANDING:                      27,576,608  24,824,265
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

                     WIZZARD SOFTWARE CORPORATION

                  STATEMENT OF STOCKHOLDERS' EQUITY

      FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (Continued)

                                   Common Stock         Additional
                             _________________________    Paid in  Accumulated
                              Shares        Amount        Capital   (Deficit)

Stock issued related to the
acquisition of MedivoxRx
Technologies at $1.70 per
share, July 2004                  51,375            52      87,285          -

Stock issued in payment of
penalties related to Delay
in registration of shares
underlying the 8% convertible
note payable at $3.50 per share   19,286            19      67,481          -

Stock issued upon conversion
of note payable at $0.50 per
share and $47,837 of accrued
interest at $2.70 May to
October 2004                     287,689           288     182,549          -

Net loss for the year ended
December 31, 2004                      -             -           - (5,523,485)
                             ___________  ____________ ___________ __________
BALANCE, December 31, 2004    26,094,228  $    26,094 $13,886,763$(13,508,514)
                              ----------  ----------- ----------- -----------
Acquisition of minority
interest in Wizzard
Delaware, January 2005           787,176         787    1,191,180           -

Class B Warrants issued in
connection with convertible
note payable, February 2005            -           -      308,989           -

Class A Warrants issued in
connection with convertible
note payable, February 2005            -           -      516,827           -

Value of Beneficial Conversion
Feature of Convertible notes
payable, February 2005                 -           -      574,184           -

Stock issued upon exercise of
warrants at Prices ranging
from $1.15 to $1.55 per share
January through December, 2005   561,004         561      682,329           -

Acquisition of Interim
Healthcare September 2005         201,045         201      385,805           -

Stock issued upon conversion
of notes payable and $11,915
in accrued interest at $.50 per
share February through
November 2005                    223,850         224      111,701           -

Compensation for warrant which
were repriced and had an
extension of terms,
December 2005                          -           -      294,258           -

                              Continued

                     WIZZARD SOFTWARE CORPORATION

                  STATEMENT OF STOCKHOLDERS' EQUITY

      FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (Continued)

                                   Common Stock         Additional
                             _________________________    Paid in  Accumulated
                              Shares        Amount        Capital   (Deficit)

Stock issued for services
and other non-cash expenses at
pricing ranging from $1.85 to
$2.35 per share, February
through December 2005            739,570         740    1,465,507           -

Stock issued upon the exercise
of options for services at
pricing ranging from $1.82 to
$2.44 per share, February
through December 2005             97,434          98      202,651           -

Stock issued upon conversion
of notes payable and $56,692
in accrued interest at $1.50
per share August through
December 2005                    306,173         306      458,954           -

Stock issued for debt relief
at $1.89 per share December
2005                              25,096          25       47,407           -

Net loss for the year ended
December 31, 2005                      -           -           -   (5,966,862)
                              ----------   --------- ----------- ------------
Balance 12/31/2005            29,035,576   $  29,036 $20,126,559 $(19,475,376)
                              ----------   --------- ----------- ------------



The accompanying notes are an integral part of these consolidated financial statements.

            WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For the Years Ended
                                                     December 31,
                                                 ______________________
                                                  2005         2004
                                                 __________   _________

Cash Flows from Operating Activities:
  Net loss                                      $(5,966,862) $(5,523,485)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Amortization of discount on notes payable     1,400,000            -
    Stock for non cash expenses                   1,668,966    3,005,027
    Compensation for extension and repricing
     warrants                                       294,258      160,420
    Change in allowance for doubtful accounts       (58,084)           -
    Change in allowance for inventory                53,789            -
    Impairment of definite-life intangible assets         -      169,797
    Impairment of goodwill                        1,191,967      522,932
    Loss on disposal of assets                        1,743       38,811
    Depreciation and amortization expense            44,889      152,103
    Change in assets and liabilities:
      Restricted cash                                     -       34,771
      Accounts receivable                           125,626       (5,882)
      Inventory                                      17,158      (11,496)
      Prepaid expenses                               44,224      (48,570)
      Accounts payable                               27,601      (29,940)
      Accrued expense                                62,098       50,903
      Deferred revenue                              (26,203)           -
                                               ------------  -----------
        Net Cash Used in Operating Activities    (1,118,830)  (1,468,064)
                                               ------------  -----------

  Cash Flows from Investing Activities:
  Purchase of property & equipment                  (18,776)     (36,682)
  Proceeds from sale of equipment                     3,000            -
  Payment for business acquisitions                (518,000)           -
  Change in other assets                              2,542       (1,672)
  Cash acquired in business acquisition              34,653            -
                                              -------------  -----------
    Net Cash Used in Investing Activities          (496,581)     (38,354)
                                              -------------  -----------

  Cash Flows from Financing Activities:
  Proceeds from the issuance of common stock        682,918    2,025,859
  Payment of stock offering cost                     (8,433)    (127,283)
  Payments on Capital Lease                         (10,423)           -
  Proceeds from note payable   related party      1,400,000            -
  Payments on note payable - related party          (25,076)           -
                                               ------------  -----------
    Net Cash Provided by Financing Activities     2,038,986    1,898,576
                                               ------------  -----------
 Net Increase in Cash                               423,575      392,158
                                               ------------  -----------
Cash at Beginning of Period                         445,702       53,544
                                               ------------  -----------
Cash at End of Period                          $    869,277  $   445,702
                                               ------------  -----------

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
                                                   2005        2004
                                                ----------- -----------
     Net (Loss)                As reported      $(5,966,862)$(5,523,485)
     Add: Stock-based employee compensation
       expense included in reported net income            -           -
     Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method                            -           -
                                                ----------- -----------
     Net (Loss)               Proforma          $(5,966,862)$(5,523,485)
                                                ----------- -----------
     Basic and diluted loss per share
                              As reported       $      (.22)$      (.22)
                              Proforma          $      (.22)$      (.22)

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


RESTATEMENT - The financial statements have been restated to record $44,861 in payroll liabilities associated with stock issued to employees during 2005 and 2004. The effect on the financial statements at December 31, 2005 and 2004 and for the Years Ended December 31, 2005 and 2004 are as follows:


                          December 31, 2005              December 31, 2004
                    ___________________________    __________________________
                     As Previously                  As Previously
                        Reported      Restated        Reported      Restated
                    ___________________________    __________________________

Accrued expenses     $    60,758    $  105,619     $     13,064    $   49,709
Accum. (Deficit)     (19,430,515)  (19,475,376)     (13,471,869)  (13,508,514)
General &
  Administrative       3,142,043     3,150,253        4,333,254     4,369,899
Net (Loss)            (5,958,646)   (5,966,862)      (5,486,840)   (5,523,485)
Net (Loss) Per Share $      (.22)   $     (.22)    $       (.22)   $     (.22)

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

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   ACQUISITION   continued

The following unaudited proforma information summarizes the estimated fair values of the assets acquired and the liabilities assumed at September 8, 2005 (purchase date):

     Cash                               $     34,653
     Accounts receivable                     389,705
     Inventory                                 1,130
     Property & equipment                    177,478
     Accounts payable                        (79,644)
     Accrued expenses                        (63,466)
     Note payable                           (250,000)
     Capital lease obligation               (162,906)
     Deferred revenue                        (39,514)
                                        ------------
     Net estimated fair value of assets
     acquired                                  7,436
     Goodwill                                896,570
                                        ------------
     Purchase Price                     $    904,006

     The following unaudited proforma information summarizes the estimated results of operations as if the acquisition had occurred at the beginning of the period presented:
                                                         For the Year
                                                            Ended
                                                         December 31,
                                                      ____________________
                                                        2005         2004
                                                     ----------- ----------
       Net revenues                                  $3,027,160  $2,711,555
                                                     ----------- ----------
       Net loss                                     $(5,961,572)$(5,341,731)
                                                     ----------  ----------
       Loss per common share                         $     (.22) $     (.21)
                                                     ----------  ----------

NOTE 4   INVENTORY

The following is a summary of inventory at December 31, 2005:

        Raw materials                                       $   65,485
        Finished goods                                          13,082
        Less: Allowance for obsolete inventory                 (61,690)
                                                            ----------
                                                            $   16,877
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

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

                                                          December 31
                                             Life            2005
                                                          __________

     Furniture, fixtures and equipment       2   10 yrs   $  168,023
     Production molds                          3 yrs          47,710
     Software                                 2   5 yrs       11,964
                                                          ----------
                                                             177,997
    (Less) Accumulated Deprecation                          (121,593)
                                                          ----------
    Property & Equipment, net                             $  106,104
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

NOTE 8   CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2005, no shares were issued and outstanding.

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

A summary of the status of the options granted under the Company's 2005, 2004, and 2002 stock option plans and other agreements at December 31, 2005 and 2004 and changes during the year then ended is presented below:

                            December 31, 2005          December 31, 2004
                          _____________________       _____________________
                            Weighted Average            Weighted Average
                         Shares  Exercise Price      Shares  Exercise Price
                        ________  _____________     _________   __________
Outstanding at beginning
of period                     -   $         -              -    $        -
     Granted             97,434          2.08        230,176          1.87
     Exercised          (97,434)         2.08       (230,176)         1.87
     Forfeited                -             -              -             -
     Expired                  -             -              -             -
                        ________  _____________     _________  ___________
Outstanding at end
of Period                     -   $         -              -    $        -
                        ________  _____________     _________  ___________
Weighted average fair value of options granted
  during the year        97,434   $      0.00        230,176    $     0.00
                        ________  _____________     _________  ___________

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

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11   LEASES

Capital Lease - The Company is leasing equipment on a 63-month capital lease terminating in August 2008. Monthly payments of $3,750 began in June 2003 and a payment of $54,688 is due at termination. At December 31, 2005, the Company had recorded equipment on capital lease at $223,750 with related accumulated depreciation of $83,906. During the year ended December 31, 2005 and 2004, depreciation expense for equipment on capital lease amounted to $7,249 and $0, respectively, and has been included in depreciation expense. During the year ended December 31, 2005 and 2004, interest expense on capital lease obligation amounted to $3,789 and $0, respectively.

  Future minimum capital lease payments are as follows for the twelve-month periods ended December 31,:

       2006                                                      $  45,000
       2007                                                         45,000
       2008                                                         84,688
                                                                 _________
     Total minimum lease payments                                  174,688
     Less amount representing interest                             (20,214)
                                                                 _________
     Present value of minimum lease payments                       154,474
     Less current portion                                          (35,250)
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

NOTE 12   LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the years ended December 31,:

                                                        2005      2004
  Loss) from continuing operations
  available to common shareholders (numerator)  $(5,966,862)    $(5,523,485)
                                                -----------     -----------
  Weighted average number of common
  shares outstanding during the period
  used in loss per share  (denominator)          27,576,608      24,824,265
                                                -----------     -----------

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

The following is a summary of the Company's operations by segment for the year ended December 31, 2005 and 2004:

                                     2005                   2004
                          ___________________________________________________
                        Software   Healthcare Total  Software Healthcare Total

Net revenues      $1,012,091 $ 681,984 $1,694,075 $ 510,334 $15,100 $ 525,434
Cost of sales        494,044   495,961    991,005   392,924  15,425   408,349
General and
 administrative    1,224,661 2,219,856  3,444,517 4,431,403  97,916 4,529,319
Selling              183,846   273,790    457,636   126,462 166,389   292,851
Research and
 development          58,795    10,294     69,089         -  65,705    65,705
Impairment of
 goodwill/
 Intangibles       1,191,967         -  1,191,967   164,205 528,524   692,729
Interest income            -    36,540     36,540         -       -         -
Interest expense   1,518,906    19,830  1,538,736    20,155       -    20,155
Loss on disposal
 of assets             4,527         -      4,527    38,811       -    38,811
Income tax benefit
 (expense)                 -         -          -         -       -         -
                   --------- --------- ---------- --------- ------- ---------
Net Income
(loss)  $(3,665,655)$(2,301,206)$(5,966,862)$(4,664,626)$(858,859)$(5,523,485)

Financial information is summarized by geographic segment for the year ended December 31, 2005 and 2004:
                              2005                   2004
                         ______________________________________________
                    Domestic   Foreign   Total     Domestic  Foreign  Total
                    ---------- -------- ---------- -------- -------- --------
     Net revenues   $1,337,896 $356,179 $1,694,075 $372,867 $152,567 $525,434
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


Date: 5/26/06                             /s/ Christopher J. Spencer
      -------                            ---------------------------
                                         Christopher J. Spencer
                                         Chief Executive Officer, President,
                                         Treasurer and Director


Date: 5/26/06                             /s/ Gordon Berry
      -------                            -----------------
                                         Gordon Berry, Interim Chief Financial
                                         Officer, Controller and Director


Date: 5/26/06                             /s/ Armen Geronian
      -------                            -------------------
                                         Armen Geronian
                                         Director


Date: 5/26/06                             /s/ Alan Costilo
      -------                            -----------------
                                         Alan Costilo
                                         Director