Form 10KSB/A
period 2005-12-31
WIZZARD SOFTWARE CORP /CO
filed 2006-07-14
CIK 1074909

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

          COLORADO                                     87-0609860*
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

                                 29,085,650

                   DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

     * This filing is made for the sole purpose of correcting the Issuer's Commission File No. and I.R.S. Employer Identification No.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       WIZZARD SOFTWARE CORPORATION


Date: 7-14-06                          By /s/ Christopher J. Spencer
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


Date: 7-14-06                             /s/ Christopher J. Spencer
      -------                            ---------------------------
                                         Christopher J. Spencer
                                         Chief Executive Officer, President,
                                         Treasurer and Director


Date: 7-14-06                             /s/ Gordon Berry
      -------                            -----------------
                                         Gordon Berry, Interim Chief Financial
                                         Officer, Controller and Director


Date: 7-14-06                             /s/ Armen Geronian
      -------                            -------------------
                                         Armen Geronian
                                         Director


Date: 7-14-06                             /s/ Alan Costilo
      -------                            -----------------
                                         Alan Costilo
                                         Director