Form 10QSB/A
period 2006-03-31
WIZZARD SOFTWARE CORP /CO
filed 2006-07-14
CIK 1074909

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

     * This Form 10-QSB-A1 is filed for the sole purpose of correcting the Issuer's I.R.S. Employer Identification No.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     WIZZARD SOFTWARE CORPORATION

Date: 7-14-06         /s/ Christopher J. Spencer
     ---------       -----------------------------------
                     Christopher J. Spencer, Director,
                     CEO, President and Treasurer

Date: 7-14-06         /s/ Armen Geronian
     ---------       ----------------------------------
                     Armen Geronian, Director
                     Secretary

Date: 7-14-06         /s/ Gordon Berry
     ---------       ----------------------------------
                     Gordon Berry, Director and Acting
                     Chief Financial Officer

Date: 7-14-06         /s/ Alan Costilo
     ---------       ----------------------------------
                     Alan Costilo, Director