Form 10QSB
period 2006-06-30
WIZZARD SOFTWARE CORP /CO
filed 2006-08-14
CIK 1074909

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from      to

                 Commission File No.   000-33381

                  WIZZARD SOFTWARE CORPORATION
                 -----------------------------
         (Name of Small Business Issuer in its Charter)

      COLORADO                                             87-0609860
      --------                                             ----------
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

Check whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X  No                (2) Yes   X   No

Indicate by check mark whether the Issuer is a shell company (as defined by
Rule 12b-2 of the Exchange Act)  Yes   No  X


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                      PRECEDING FIVE YEARS

                              N/A
                              ---

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          June 30, 2006

                       Common   30,155,230 shares

Transitional Small Business Issuer Format   Yes      No     X

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

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 2006

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES


                            CONTENTS

                                                                        PAGE



  Unaudited Consolidated Balance Sheet,
          June 30, 2006                                                   2

  Unaudited Consolidated Statements of Operations,
          for the three months and six months ended
          June 30, 2006 and 2005                                          3

  Unaudited Consolidated Statements of Cash Flows,
          for the six months ended June 30, 2006 and 2005             4 - 5

   Notes to Unaudited Consolidated
          Financial Statements                                       6 - 18

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED BALANCE SHEET

                              ASSETS
                                                                  June 30,
                                                                    2006
                                                              -----------
CURRENT ASSETS:
  Cash                                                        $ 593,959
  Accounts receivable, net of $61,738 allowance                 324,293
  Inventory, net of $59,606 allowance                            15,823
  Prepaid expenses                                              167,718
                                                              ---------
     Total current assets                                     1,101,793

LEASED EQUIPMENT, net                                           123,862

PROPERTY AND EQUIPMENT, net                                      90,156

GOODWILL                                                        896,570

OTHER ASSETS                                                      5,582
                                                             ----------
     Total asset                                             $2,217,963
                                                             ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                           $  233,945
   Accrued expenses                                             125,907
  Capital Lease   current portion                                35,250
  Notes payable                                                 674,999
                                                             ----------
     Total current liabilities                                1,070,101

CAPITAL LEASE, less current portion                             101,908
                                                             ----------
     Total liabilities                                      $ 1,172,009
                                                             ----------
COMMITMENT & CONTINGENCIES                                            -

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding                     -
  Common stock, $.001 par value, 100,000,000 shares
     authorized, 30,155,230 shares issued and outstanding        30,155
  Additional paid-in capital                                 21,919,360
  Accumulated deficit                                       (20,903,561)
                                                            -----------
     Total stockholders' equity                               1,045,954
                                                            -----------
     Total liabilities and stockholders' equity            $  2,217,963
                                                            ===========


The accompanying notes are an integral part of this unaudited consolidated financial statement.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                   For the Three         For the Six
                                   Months Ended          Months Ended
                                     June 30,               June 30,
                                2006         2005      2006         2005
                                           RESTATED               RESTATED
NET SALES                   $ 782,046    $  291,519   $1,384,437  $  515,080

COST OF GOODS SOLD            447,700       153,380      825,238     278,719
                            ---------    ----------   ----------  ----------
  Gross Profit                334,346       138,139      559,199     236,361

OPERATING EXPENSES
  Selling expenses            134,891       124,884      225,058     220,796
  General and administrative  674,610       654,153    1,346,758   1,245,278
  Research and development     11,850        11,303       23,168      41,329
  Compensation for re-pricing
    warrants                  140,000             -      140,000           -
  Impairment of goodwill            -             -            -   1,191,967
                            ---------    ----------   ----------  ----------
   Total Expenses             961,351       790,340    1,734,984   2,699,370
                            ---------    ----------   ----------  ----------
LOSS FROM OPERATIONS         (627,005)     (652,201)  (1,175,785) (2,463,009)


OTHER INCOME (EXPENSE):
  (Loss) on disposal of assets      -             -           (9)          -
  Interest expense           (392,066)      (38,860)    (407,505) (1,452,065)
  Other income                 97,484             -      103,513           -
                            ---------    ----------   ----------  ----------
  Total Other Income
  (Expense)                  (294,582)      (38,860)    (304,001) (1,452,065)
                            ---------    ----------   ----------  ----------
LOSS BEFORE INCOME TAXES     (921,587)     (691,061)  (1,479,786) (3,915,074)

CURRENT INCOME TAX EXPENSE          -             -            -           -

DEFERRED INCOME TAX EXPENSE         -             -            -           -
                            ---------    ----------   ----------  ----------
NET LOSS                    $(921,587)   $ (691,061) $(1,479,786)$(3,915,074)
                            ---------    ----------   ----------  ----------
BASIC AND DILUTED LOSS
  PER COMMON SHARE:         $   (0.03)   $    (0.03) $     (0.05)$     (0.14)
                            ---------    ----------   ----------  ----------





The accompanying notes are an integral part of these unaudited consolidated financial statements.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Six
                                                        Months Ended
                                                           June 30,
                                                      2006            2005
Cash Flows from Operating Activities:                              RESTATED
  Net loss                                          $(1,479,786) $(3,915,074)

  Adjustments to reconcile net loss to net cash
  used in operating activities:
     Amortization of discount on notes payable                -    1,400,000
     Compensation for extension of debt                 382,500            -
     Compensation for re-pricing warrants               140,000            -
     Stock for non cash expenses                        427,167      497,297
     Impairment of goodwill                                   -    1,191,967
     Non-cash compensation   options issued              51,600            -
     Depreciation and amortization expense               36,017       17,542
     Change in allowance for bad debt                   (13,000)           -
     Change in allowance for slow moving inventory       (2,083)
     Change in assets and liabilities:
      Accounts receivable                               (11,914)     (10,442)
      Inventory                                           3,138        4,161
      Prepaid expenses                                 (143,205)      44,654
      Accounts payable                                   18,992      100,051
      Accrued expense                                    29,541        8,216
      Deferred revenue                                  (13,311)           -
                                                    -----------   ----------
  Net Cash Used in Operating Activities                (574,344)    (661,628)
                                                    -----------   ----------
  Cash Flows from Investing Activities:
     Purchase of property & equipment                    (4,086)     (15,630)
                                                    -----------   ----------
     Net Cash Used in Investing Activities               (4,086)     (15,630)
                                                    -----------   ----------
  Cash Flows from Financing Activities:
     Proceeds from the issuance of common stock         560,004      146,228
     Proceeds from issuance of convertible note payable       -    1,400,000
     Payments on capital lease                          (17,316)           -
     Payments on note payable                          (239,576)     (25,076)
                                                    -----------   ----------
        Net Cash Provided by Financing Activities       303,112    1,521,152
                                                    -----------   ----------
 Net Increase (Decrease) in Cash                       (275,318)     843,894
                                                    -----------   ----------
Cash at Beginning of Period                             869,277      445,702
                                                    -----------   ----------
Cash at End of Period                               $   593,959   $1,289,596
                                                    ===========   ==========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                        $     6,415   $    4,830
    Income taxes                                    $         -   $        -

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2006:

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

  On April 20, 2006, the Company issued 88,321 common shares in payment of a $125,000 note payable and $7,482 of accrued interest.

  On April 20, 2006, the Company issued 41,000 common shares valued at $75,850 to employees and non-employees for services rendered.

  On May 12, 2006, the Company recorded a $140,000 expense for the re-pricing of 466,668 warrants to purchase common stock from an exercise price of $1.50 per share reduced to $1.20 per share. The warrants were immediately exercised.

  On May 18, 2006, the Company issued 200,000 shares of common stock to the holders of the 5% notes payables to extend the maturity date of the 5% notes payable to December 28, 2006.

  On May 18, 2006, the Company issued 1,750 common shares upon the exercise of options valued at $2,975 to non-employees for services rendered.

  During May, 2006, the Company issued 49,980 restricted common shares valued at $84,150 for consulting services.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2005:

  The Company issued 29,500 common shares valued at $58,025 for consulting services.

  The Company issued 29,500 common shares valued at $64,900 for consulting services.

  The Company issued 160,000 common shares valued at $326,000 for investor relations services.

  The Company issued 20,584 common shares valued at $48,372 to 18 employees and non-employees for the exercise of options.

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

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the three months and six months ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

Consolidation - The financial statements presented reflect the accounts of Parent, MedivoxRx and Interim. All significant inter-company transactions have been eliminated in consolidation.

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

Reclassification   The financial statements for the period ended prior to June
30, 2006 have been reclassified to conform to the headings and classifications used in the June 30, 2006 financial statements.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - At June 30, 2006, the Company had cash balances of $393,959 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2006, the Company has an allowance for doubtful accounts of $61,738 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2006 and 2005, the Company decreased the allowance for bad debt by $13,000 and $0, respectively.

Inventory - Inventory consists of software, health care products and supplies and is carried at the lower of cost or market on a first in first out basis. During the six months ended June 30, 2006 and 2005, the Company decreased the allowance for slow moving inventory by $2,083 and $0, respectively.

Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets of two to ten years.

Goodwill and Definite-life intangible assets - The Company accounts for Goodwill and definite-life intangible assets in accordance with provisions of Statement of Financial Accounting Standards "SFAS" No. 142, "Goodwill and Other Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment. SFAS No. 142 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at June 30, 2006.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $45,282 and $67,028 for the six months ended June 30, 2006 and 2005, respectively.

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

Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped. Revenue is recognized, net of discount and allowances, at the time of product shipment. For packaged software products the Company offers a 30 day right of return. Provisions are recorded for returns, concessions, and bad debts and at June 30, 2006 and 2005 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights.

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

During the periods presented in the accompanying financial statements, the Company has granted options under its 2004, 2005 and 2006 defined stock options plans. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the six months ended June 30, 2005 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006. Accordingly, compensation cost of $51,600 has been recognized for grants of options to employees and directors in the accompanying statements of operations with an associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the period ended June 30, 2006. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would not have changed.

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense for the six months ended June 30, 2006 and 2005 are $23,168 and $41,329, respectively, of research and development costs associated with the development of new products.

Restatement - The financial statements have been restated to record $44,861 in payroll liabilities associated with stock issued to employees during 2005 and 2004. The effect on the financial statements increased accrued expense and the accumulated deficit by $44,861 and increased general and administrative from $1,237,062 to $1,245,278 and increased the net loss from $3,906,858 to $3,915,074 for the six months ended June 30, 2005. The restatement had no effect on the stated net loss per share for the six months ended June 30, 2005.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - INVENTORIES

The following is a summary of inventories:
                                             June 30, 2006
  Raw materials                           $           66,303
  Finished goods                                       9,126
  Less: Allowance for obsolete inventory             (59,606)
                                          ------------------
                                          $           15,823
                                          ------------------
NOTE 4 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:
                                                               June 30
                                              Life              2006
  Furniture, fixtures and equipment           2 - 10 yrs     $  172,109
  Production molds                             3 yrs             47,710
  Software                                    2 - 5 yrs          11,964
                                                             ----------
                                                                231,783
  (Less) Accumulated Depreciation                              (141,627)
                                                             ----------
  Property & Equipment, net                                  $   90,156
                                                             ----------


Depreciation expense for the six months ended June 30, 2006 and 2005 was $20,035 and $17,542, respectively.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY & EQUIPMENT (Continued)

The following is a summary of leased equipment at:
                                                          June 30
                                         Life              2006
  Leased Equipment                         5.25 Yrs       223,750
  Less: Accumulated Depreciation                          (99,888)
                                                         --------
  Leased Equipment, net                                  $123,862
                                                         --------

Depreciation expense for the six months ended June 30, 2006 and 2005 was $15,982 and $0, respectively.

NOTE 5   GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

Intangible Assets - The Company classifies its intangible assets as definite-life intangible assets and amortizes them on a straight-line basis over their estimated useful lives. Amortization expense of $0 was recorded for the six months ended June 30, 2006 and 2005.

Goodwill - On September 8, 2005, the Company recorded goodwill of $896,570 in connection with the acquisition of Interim Health Care of Wyoming as the purchase price of $904,006 exceeded the $7,436 net book value of the assets acquired.

NOTE 6 - NOTES PAYABLE

On February 8, 2005, the Company closed a Subscription Agreement by which three institutional investors purchased promissory notes having a total principal amount of $1,400,000, convertible into shares of the Company's common stock at a price of $1.50 per share, and bearing an annual interest rate of five percent; Class A Warrants to purchase a total of 466,667 shares of common stock at a price of $2.50 per share, exercisable for three years; and Class B Warrants to purchase a total of 933,334 shares of common stock at a price of $1.50 per share, exercisable until 150 days after the effective date of the Registration Statement. In December 2005, the Company repriced 466,667 of the Class B warrants from $1.50 to $1.15 exercise price and were immediately exercised. Also in December 2005, the remaining 466,667 Class B warrants had their life extended one year. In May 2006, the Company re-priced 466,668 of the Class A warrants from $1.50 to $1.20 exercise price and were immediately exercised, and the Company issued Class D warrants to purchase a total of 466,668 shares of common stock at a price of $2.50 per share,
exercisable for three years.   On May 4, 2006, the Company issued 225,000
shares of common stock to the holders of the 5% notes payable to extend the maturity date of the 5% notes payable to December 28, 2006.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL LEASE OBLIGATION

The Company is leasing equipment on a 63-month capital lease terminating in August 2008. Monthly payments of $3,750 began in June 2003 and a payment of $54,688 is due at termination. During the six months ended June 30, 2006 and 2005, interest expense on capital lease obligation amounted to $5,184 and $0, respectively.

Future minimum capital lease payments are as follows for the twelve-month periods ended:

  June 30, 2007                              $     45,000
  June 30, 2008                                    45,000
  June 30, 2009                                    61,188
                                              -----------
  Total minimum lease payments                    152,188
  Less amount representing interest               (15,030)
                                              -----------
  Present value of minimum lease payments         137,158
  Less current portion                            (35,250)
                                              -----------
                                             $    101,908
                                              ===========

NOTE 8 - CAPITAL STOCK

Preferred Stock   The Company has authorized 10,000,000 shares of preferred
stock, $.001 par value. As of June 30, 2006, no shares were issued and outstanding.

Common Stock   The Company has authorized 100,000,000 shares of common stock,
$.001 par value. As of June 30, 2006, the Company had 30,155,230 common shares issued and outstanding.

Stock for Services   On January 19, 2006, the Company issued 100,000 common
shares valued at $180,000 for consulting services.

On January 23, 2006, the Company issued 45,755 common shares upon the exercise of options valued at $84,189 to employees and non-employees for services rendered.

On April 20, 2006, the Company issued 41,000 common shares valued at $75,850 to employees and non-employees for services rendered.

On May 18, 2006, the Company issued 1,750 common shares upon the exercise of options valued at $2,975 for consulting services.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK (Continued)

During May, 2006, the Company issued 49,980 restricted common shares valued at $84,150 for consulting services.

Conversion of Notes Payable   On March 23, 2006, the Company issued 50,569
common shares in payment of a $75,000 note payable and $854 of accrued interest.

On March 29, 2006, the Company issued 50,611 common shares in payment of a $75,000 note payable and $917 of accrued interest.

On April 20, 2006, the Company issued 88,321 common shares in payment of a $125,000 note payable and $7,482 of accrued interest.

Exercise of Warrants   On May 12, 2006, the Company issued 466,668 common
shares upon exercise of warrants at $1.20.

On May 18, 2006, the Company issued 225,000 shares of common stock to the holders of the 5% notes payables to extend the maturity date of the 5% notes payables to December 28, 2006.

Exercise of Warrants   On January 6, 2005, March 18, 2005, and March 28, 2005,
the Company issued 4,339, 40,000, and 50,000 common shares, respectively, upon the exercise of warrants at $1.55 per share.

Conversion of Notes Payable   During 2005, the Company issued 150,000 common
shares upon conversion of $75,000 of the 8% convertible note payable.

Stock for Services - During 2005, the Company issued 19,500 common shares for consulting services valued at $39,025

During 2005, the Company issued 29,500 common shares upon the exercise of options for consulting services valued at $64,900 and the company issued an additional 160,000 common shares valued at $326,000 for investor relations services.

Stock for Consulting Services - On February 15, 2005, the Company issued 20,584 common shares upon the exercise of options for consulting services valued at $48,166. On April 11, 2005, the Company issued 10,000 common shares for Consulting Services valued at $19,000.

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

NOTE 9   STOCK OPTIONS AND WARRANTS

2006 Stock Option Plan   During 2006, the Board of Directors adopted a Stock
Option Plan ("2006 Plan"). Under the terms and conditions of the 2006 Plan, the Board is empowered to grant stock options to employees and officers of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code. The total number of shares of common stock available under the 2006 Plan may not exceed 125,000. At June 30, 2006, no options were available to be granted under the 2006 Plan. During the six months ended June 30, 2006, the Company granted 125,000 options.

2005 Stock Option Plan   During 2005, the Board of Directors adopted a Stock
Option Plan ("2005 Plan"). Under the terms and conditions of the 2005 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code. The total number of shares of common stock available under the 2005 Plan may not exceed 200,000. At June 30, 2006, total options available to be granted under the 2005 Plan totaled 77,895. During the six months ended June 30, 2006, the Company granted 38,255 options, respectively, which were immediately exercised for service valued at $70,389 and $0, respectively.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   STOCK OPTIONS AND WARRANTS (Continued)

2004 Stock Option Plan During 2004, the Board of Directors adopted a Stock Option Plan ("2004 Plan"). Under the terms and conditions of the 2004 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code. The total number of shares of common stock available under the 2004 Plan may not exceed 200,000. At June 30, 2006, total options available to be granted under the 2004 Plan totaled 1,000. During the six months ended June 30, 2005, the Company granted 55,084 options.

The significant weighted average assumptions relating to the valuation of the Company's Stock Options for the six months ended June 30, 2006 were as follows:

                                   2006
        Dividend yield              0%
        Expected life             10 yrs
        Expected volatility        94.9%
        Risk-free interest rate    4.86%

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of options granted at June 30, 2006, and changes during the period then ended are as follows:

                                      For the Six Months Ended
                                           June 30, 2006
                                                           Weighted
                                                 Weighted  Average   Aggregate
                                                 Average  Remaining  Intrinsic
                                                 Exercise Contractual  Value
                                     Shares        Price     Term

Outstanding at beginning of period          -      $   -      -             -
Granted                               206,005       1.79   6.1 years   $6,250
Exercised                             (81,005)      1.84      -             -
Forfeited                                   -          -      -             -
Expired                                     -          -      -             -
                                     --------
Outstanding at end of period          125,000       1.75   9.9 years   $6,250
                                     --------
Vested and expected to vest
in the future                         125,000       1.75   9.9 years   $6,250
                                     --------
Exercisable at end of period           20,000       1.75   9.9 years   $1,000
                                     --------
Weighted average fair value of
options granted                       125,000     $ 1.75   9.9 years   $6,250
                                     --------

The Company had no non vested options at the beginning of the period. At June 30, 2006 the Company had 105,000 non vested options.

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $0 and $0 respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2006 and 2005 (for outstanding options), less the applicable exercise price.

During the six month period ended June 30, 2006 and 2005, the Company expensed $149,214 and $113,272 upon the exercise of awards. The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carry forwards.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   STOCK OPTIONS AND WARRANTS (Continued)

Warrants A summary of the status of the warrants granted is presented below for the six months ended:

                            June 30, 2006              June 30, 2005

                           Weighted Average           Weighted Average
                        Shares    Exercise Price   Shares   Exercise Price

Outstanding at
  beginning of period     1,748,280     $1.97        786,174       $1.55
  Granted                   466,668      2.50      1,400,000       $1.83
  Exercised                (466,667)     1.50       (114,339)      $1.55
  Forfeited                       -         -              -           -
  Expired                         -         -              -           -
                        -----------     -----     ----------       -----
Outstanding at end
  of period               1,748,281     $2.24      2,071,835       $1.81
                        -----------     -----     ----------       -----

NOTE 10 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

                          For the Three                 For the Six
                           Months Ended                 Months Ended
                             June 30,                     June 30,
                            2006          2005         2006          2005
                                        RESTATED                   RESTATED
Loss from continuing
operations available to
common shareholders
(numerator)               $(921,587)   $(691,061)  $(1,479,786)   $(3,915,074)
                         ----------   ----------    ----------     ----------
Weighted average number
of common shares
outstanding during the
period (denominator)     29,751,849   27,253,338    29,462,767     27,045,817
                         ----------   ----------    ----------     ----------

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LOSS PER COMMON SHARE (Continued)

At June 30, 2006, the Company had 1,748,281 warrants outstanding to purchase common stock of the Company at $1.50 to $3.75 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 449,999 shares of common stock, See Note 6], which were not included in the loss per share computation because their effect would be anti-dilutive.

At June 30, 2005, the Company had 2,071,835 warrants outstanding to purchase common stock of the Company at $1.50 to $2.50 per share, a 8% convertible note payable wherein the holder could convert the note into a minimum of 50,000 shares of common stock and a 5% convertible note payable wherein the holder could convert the note into 933,333 shares, [See Note 6], which were not included in the loss per share computation because their effect would be anti-dilutive.

The Company has various performance agreement that if achieve would result in the issuance of addition Common Stock, see footnote 12, Commitment and Contingencies.

NOTE 11 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2006 operating loss carryforwards of approximately $19,900,000 which may be applied against future taxable income and which expires in various years through 2025.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,760,000 as of June 30, 2006, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2006 approximated $470,000.

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

At June 30, 2006, all of the Company's assets, except approximately $19,300 of inventory, are located within the United States of America.

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

The following is a summary of the Company's operations by segment for the six months ended June 30, 2006 and 2005:
                                      2006                  2005
                      Software Healthcare Total     Software Healthcare Total
Net revenues       $ 401,900 $  982,537 $1,384,437 $ 506,969 $ 8,111 $ 515,080
Cost of sales        219,157    606,081    825,238   264,747  13,972   278,719
General and
administrative       935,401    271,357  1,206,758 1,164,422  80,856 1,245,278
Selling              123,237    101,821    225,058    76,237 144,559   220,796
Research and
development           23,152         16     23,168    36,720   4,609    41,329
Compensation for
re-pricing warrants  140,000          -    140,000         -       -         -
Impairment of
goodwill/Intangibles       -          -          - 1,191,967       - 1,191,967
Other income          73,919     29,594    103,513         -       -         -
Interest expense     542,767      4,738    547,505 1,452,065       - 1,452,065
Loss on disposal of
assets                     9          -          9         -       -         -
Income tax benefit
(expense)                  -          -          -         -       -         -
                    -------- ---------- ---------- --------- ------- ---------
Net Income
(loss)           $(1,507,904) 28,118(1,479,786)(3,679,189)(235,885)(3,915,074)

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SEGMENT REPORTING (Continued)

The following is a summary of the Company's operations by segment for the three months ended June 30, 2006 and 2005:

                                 2006                        2005
                     Software Healthcare Total  Software Healthcare Total
Net revenues     $ 259,008 $  523,039 $ 782,047 $ 288,255  $  3,264 $ 291,519
Cost of sales      134,464    313,236   447,700   146,535     6,847   153,382
General and
administrative     400,232    134,378   534,610   604,472    49,680   654,152
Selling             77,141     57,750   134,891    38,600    86,284   124,884
Research and
development         11,850          -    11,850    11,180       123    11,303
Compensation for
re-pricing
warrants           140,000          -   140,000         -         -         -
Other income        73,870     23,614    97,484         -         -         -
Interest expense   531,178        889   532,067    38,860         -    38,860
Loss on disposal
of assets                -          -         -         -         -         -
Income tax benefit
(expense)                -          -         -         -         -         -
                  --------- ---------- --------- --------- --------- ---------
Net Income (loss) $(961,987)$   40,400 $(921,587)$(551,392)$(139,670)$691,062)
                  --------- ---------- --------- --------- --------- ---------

NOTE 14 - SUBSEQUENT EVENT

On July 5, 2006, the Company announced a special common stock dividend. For every ten (10) shares owned on the October 15, 2006, one (1) additional share of Wizzard's common stock will be distributed on October 30, 2006.

On July 12, 2006, the Company signed an agreement to purchase the assets of Switchpod Technology for 114,286 "unregistered" and "restricted" shares of Wizzard's common stock.

On July 20, 2006, the Company issued 500,000 common shares valued at $855,000 for investor relations services.

On July 24, 2006, the Company issued 39,900 common shares valued at $65,835 to employees and non-employees for services rendered.

On July 26, 2006, the Company issued 8,000 common shares to consultants valued at $13,200 for services rendered.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Highlights of First Quarter, 2006.
----------------------------------

The first half of 2006 has been an exciting year of growth, team-building, identifying opportunities and capitalizing on ideas. Everyone on Wizzard's team has been hard at work and putting in long hours, resulting in solid progress toward our Company's goals. We are pleased to announce that for the sixth consecutive quarter our revenues have increased over the same period in the previous year. Our investments in key hires, marketing programs, product innovation and business development are starting to show results. Some of these accomplishments broken down by internal business groups include:

2006 Q2 Speech Technology & Services Group

Wizzard Software's Speech Technology & Services Group sells and licenses speech programming tools, related speech products and services and distributable speech engines in over 13 languages worldwide. Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T as well as through internal internet marketing efforts with Google, Yahoo and other major internet search engines.

The Technology & Services Group (T&S Group) is a cross divisional team within Wizzard that consists of the Technology and Services Division (T&S), plus key members of Wizzard's development, MIS and marketing groups. Together, we are working to implement our strategy to increase market share and brand awareness and become the preferred supplier of speech technologies and services for both domestic and international business developers. The Group plans to increase overall revenue by significantly expanding its customer base, product portfolio and customer reach through a continued focus on three imperatives: best technologies; best pricing; and responsive support.

We continue to advance our speech recognition and text-to-speech licensing business through our relationships with IBM and AT&T. Recently, we announced the expansion of our territory to include the Asia-Pacific region for one of our product lines, and we are beginning to see interest in our offerings coming from this sector. The number of quarterly reporting customers is growing consistently, and we have several customers who have the potential to require large volume licenses in the coming quarters. We continue to meet our customers' needs from industry segments such as emergency telephone alerts, ATM's, video games, e-books, podcasting, telephony IVR and the healthcare market. In the third quarter, we will be launching a new platform by which multiple modes of input and output are supported for speech-based applications, including handhelds, tablets, servers and PCs. We expect a strong interest from the healthcare market, specifically, and several areas of the government as well.

In the second quarter, IBM added Wizzard Software to the IBM 306 accessibility site with direct links to the product pages of our website. This site should drive customers interested in purchasing ViaVoice to deploy in their applications, to our website.

In the third quarter, we plan to announce a significant update to our server based text-to-speech offering which will put us in a position for the first time to meet the needs of the large call center and other IVR specific markets. This is a result of almost a year of internal discussions and planning and is one of the most strategic updates to our product offerings we've ever made. Another announcement we expect to make is that of an extremely accurate, speaker-independent, server based speech recognition engine. With the rapid adoption of audio and video based content on the internet (Web 2.0), we see this new speech recognition engine as a critical component towards monetization for the audio/video businesses that are taking hold across the internet and around the world.

2006 Q2 Speech Products Group

The objectives for the Speech Product Group is to establish successful sales channels for select products offered directly by Wizzard Software which incorporate speech technology offered through our Technology and Services Group.

WizzTones for Skype - The newest Wizzard offering, WizzTones for Skype, was released in mid-January and garnered a significant amount of press. To promote the product, we announced the release on Business Wire and placed the trial version on multiple download websites. We were also able to secure a listing on the Skype site. In March, we created a Google AdWords campaign for WizzTones and almost immediately the number of visitors to the site tripled. Management believes that once the Skype/Warner Brothers Music deal, previously announced by Skype, is finally launched, the number of Skype users (currently estimated at 100M) that want to have multiple music ring tones will grow exponentially. At this time, WizzTones is the only option for users that want to have specific ring tones designated for specific callers. Recently, we were able to secure a listing on CNet.com, a popular shareware website. In May, we were invited by Skype to participate in a partner CD for eBay's Developers Conference held in June 2006 in Las Vegas. This CD was distributed directly by Skype to over 800 participants at the show.

Talking Pill Bottle - Branded with the name "Rex," the Talking Prescription Bottle allows end-users to "hear" medication instructions when reading a medication label is not practical or possible. There are several billion prescriptions filled each year in the U.S. and pharmaceutical errors create billions of dollars in additional medical spending with the number one error being identified as labeling problems and education. Using unique microprocessor electronics and Wizzard's advanced text-to-speech technology, pharmacists automatically create a "talking" label while the traditional instruction label is being printed. At the push of a button, the prescription bottle talks to the patient, telling him or her the name of the medication, the dosage the patient should consume, the frequency of administration, refill instructions, warnings and other important information necessary to educate and help people take their prescription medication properly.

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

We continue to penetrate various sales channels for our speech enabled, Talking Pill Bottle products. We recently entered into a distribution agreement with MAVC in Canada and launched a pilot program with one of the top three retail pharmacy chains in the U.S. We expect to expand the pilot beyond the current locations in the very near future, targeting aging population sectors of the country. Initial reports from the new venture with this high profile pharmacy have been extremely positive. We expect to add another top national pharmacy chain to our distribution of the Talking Pill Bottle in the third quarter of 2006. We are also seeing increased interest in the Talking Pill Bottle from various state legislative bodies and feel we are well positioned to capitalize on a growing legislative movement as state officials look to make the taking of prescription medication safer for their elderly constituents. We are continually challenging our sales and marketing strategies and our delivery of product to achieve better customer satisfaction, market share and operating results. The ability for the elderly and visually impaired to fully comprehend their prescription medication instructions is as necessary as ever as new drugs are constantly introduced to the market and medication combinations make following dosage instructions critical.

2006 Q2 Speech Services - Healthcare

Our acquisition of Interim Healthcare of Wyoming was completed in the third quarter of 2005, and we continue to be excited about the impact our speech technology can have on the home healthcare industry. Based in Casper, Wyoming, Interim Health Care of Wyoming has been serving its community for thirteen years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the U.S.

We believe that our speech technology (Talking Prescription Bottle, WizzScribe transcription service, MedOasis InfoPath forms, ViaVoice speech medical recognition, etc.) can make a significant impact on the bottom line of HHC agencies, and we are aggressively working towards our first speech implementation. Both Wizzard's management and owners of our targeted home health care agencies believe that strong synergies exist among the services they offer, the compliances they must adhere to, the job functions of their workers and our Talking Prescription Bottle, various talking medical devices, WizzScribe transcription product, medical speech recognition dictation and form-fill applications. Currently, most nurses and health aides fill out mandatory paperwork by hand while owners of the home healthcare agencies continuously strive for timely and accurate data. With a 10% to 25% rejection rate, and 25% to 50% of a worker's time spent filling out paperwork, having the ability to quickly collect and submit accurate data for payment forms and other aspects of the home healthcare business is a compelling proposition. We believe that voice is the most efficient, accurate method for entering and retaining medical records in this thriving vertical market with almost no competition for us in speech technology implementations. We're starting with the telephone as the interface device because everyone is comfortable with it and this allows us to accurately capture data at the point of care. We believe we are now in position to build the best, most affordable home health medical records solution.

Our home healthcare business continues to be a strong, strategic part of our businesses plan as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home. Although this has been a gradual process, we believe that we are building a strong business that will offer a complimentary package of new technology and traditional services. Our profits for the first half of 2006 in our home healthcare business are ahead of 2005 profits for the same period and ahead of our own internal projections for 2006. Our people are our strongest asset at Interim of Wyoming, and we will continue to invest in the development of our nurses, aids and staff while providing them with new, speech-based applications to assist them in offering the best possible service for our referrers and the highest quality of care to our patients. We are currently expanding our territory within the state of Wyoming as a result of the state's willingness to increase Medicaid payments by up to 30%, and we expect insurance providers within the state to follow suit this year. In the second quarter, we completed care for our first Medicare Part B patient and saw our staffing department grow 10% over the first quarter of this year. Traditionally, the medical industry is the largest user of speech recognition, and we continue to see huge potential in applying our speech technologies to the home healthcare market so that our people can deliver the most cost effective, personal care possible. Over time, we believe our business strategy will pay off, providing robust, balanced and steady growth.

Results of Operations.
----------------------

Three Months Ended June 30, 2006 and 2005.
------------------------------------------

During the second quarter ended June 30, 2006, Wizzard recorded revenues of $782,046, a 268% increase from revenues of $291,519 in the second quarter of 2005 and a 30% increase over revenues in the first quarter of 2006 ($602,391). The increase for the second quarter of 2006 was due primarily to the expansion of our healthcare operations.

Cost of goods sold totaled $447,700 in the second quarter of 2006, versus $153,380 in the second quarter of 2005. This increase of 192% is attributed primarily to the expansion of our healthcare operations. Wizzard posted a gross profit of $334,346 during the second quarter of 2006, versus a gross profit of $138,139 in the second quarter of 2005, an increase of 142%.

In the second quarter ended June 30, 2006, operating expenses totaled $961,351 which was a 22% increase from operating expenses of $790,340 in the second quarter of 2005. Broken down by line item our operating expenses were:

General and administrative expenses were $674,610 in 2006 versus $654,153 in 2005. Selling expenses in the second quarter of 2006 were $134,891 versus $124,884 in 2005. This 8% increase was due primarily to the expansion of our healthcare operations. Research and Development expenses in the second quarter were $11,850 versus $11,303 in 2005.

Other income (expenses) of $294,582 versus $38,860 in the second quarter of 2005, consisted primarily of interest expense. This increase relates to the issuance of a $382,500 of restricted stock to extend the due date on the convertible notes payable to December 28, 2006, offset by other income of $73,865, for penalties that were not claimed on the delay in registering the underlying securities.

Wizzard's net loss was $921,587, or $0.03 per share, in the quarter ended June 30, 2006. This represents a 33% increase from our net loss of $691,061, or $0.03 per share, in the second quarter of 2005.

Six months ended June 30, 2006, and 2005.
-----------------------------------------

During the six month period ended June 30 2006, Wizzard recorded revenues of $1,384,437, a 169% increase over revenues of $515,080 for the same period in 2005. The increase in revenues in the six months ended June 30, 2006, was due to the expansion of our healthcare operations.

In the six months ended June 30, 2006, cost of goods sold totaled $825,238, a 196% increase as compared to $278,719 in the six months ended June 30, 2005. The increase in cost of goods sold was due to the expansion of our healthcare operations.

Wizzard recorded total operating expenses of $1,734,984 during the six months ended June 30, 2006, a 36% decrease as compared to operating expenses of $2,699,370 in the same period of 2005. General and administrative expenses totaled $1,346,758 in the first six months of 2006 versus $1,245,278 in the first six months of 2005, an increase of approximately 8%. This increase is due primarily to an increase in employee and payroll related expense in excess of the comparable six month period. Selling expenses were relatively flat with $225,058 in expenses in the first six months of 2006 versus $220,796 in the first six months of 2005. Research and Development expense fell by 44%, from $41,329 in the first six months of 2005 to $23,168 in the first six months of 2006. In the first six months of 2005, Wizzard had a $1,191,967 expense for the impairment of goodwill as a result of the internal merger of the Wizzard Delaware and Wizzard Colorado companies.

In the first six months of 2006, Wizzard recorded $140,000 of compensation for re-pricing of warrants. In the first six months of 2005, Wizzard incurred an interest expense of $1,452,065, primarily due to $1,400,000 interest expense for amortization of a discount in conjunction with the $1,400,000 convertible note sold to investors versus a $392,066 interest expense in the first six months of 2005.

Wizzard's net loss was $1,479,786, or $0.05 per share, in the six months ended June 30, 2006. This represents a 62% decrease from our net loss of $3,915,074, or $0.14 per share, in the first six months of 2005. Total non-cash expenses for the first six months of 2006 was $1,037,284, a 67% decrease from non-cash expenses of $3,117,004 in the first six months of 2005, primarily due to interest expense of $1,400,000 for amortization of a discount in conjunction with our $1,400,000 note we sold to three separate institutional investors.

Liquidity and Capital Resources.
--------------------------------

Cash on hand was $593,959 at June 30, 2006, a decrease of $695,637 over the $1,289,596 on hand at June 30, 2005. Cash used in operations for the six months ended June 30, 2006, was $574,344, a decrease of 13% over the $661,628 cash used in operations for the six months ended June 30, 2005. Cash used in investing activities was $4,086 for the purchase of equipment and software during the six months ended June 30, 2006.

In the first six months of 2006, the Company received $560,004 from the issuance of common stock. The Company used common stock to pay $427,167 in consulting, investor relations and employee services during the six months ended June 30, 2006. In doing so, management believes we have conserved Wizzard's cash liquidity for operational purposes.

The Company believes it is still in the early stages of the new and developing speech technology market and estimates it will require approximately $130,000 per month to maintain current operations. As mentioned in Note 2 to the accompanying unaudited financial statements, the Company has not yet been able to establish profitable operations and has not generated sufficient cashflows from operations, thus raising substantial doubt about its ability to continue as a going concern. The Company has been successful over the past ten years in obtaining working capital and will continue to seek to raise additional capital from time to time as needed and until profitable operations can be established.

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

Item 3.  Controls and Procedures.
         ------------------------

In connection with the completion of its audit of, and the issuance of its report on our consolidated financial statements for the year ended December 31, 2005, Gregory & Associates, LLC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses." The Public Company Accounting Oversight Board had defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

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

We believe that these steps have fully addressed the first two material weakness identified above. We are actively working on implementing written policies and procedures that will fully address the second material weakness, which we also believe still exists. We expect that this process may take 9-12 months. As we continue to refine our internal workflow system and our written policies and procedures, we believe that we will identify other areas in which we can further segregate our employees' duties. Although we have taken significant steps to address this material weakness, we believe that it will continue to exist until we have fully addressed the written policies and procedures material weakness.

As required by Rule 13a-15(b) of the Securities and Exchange Commission, and as of the end of the period covered by this Report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, or the persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer has concluded that the Company's controls and procedures as of June 30, 2006, are not effective. This is management's conclusion, despite the compensating control provided by the significant day-to-day involvement of the Company's Chief Executive Officer in all aspects of the Company's operations in a small company atmosphere, and the Company's engagement of an outside professional with sufficient expertise in the application of US GAAP and SEC requirements.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the six month period ended June 30, 2006, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name                Date        Shares            Amount
-----------------------------------------------------------------------

Lane Ventures      1/9/06      100,000         Services valued at $180,000
Bruce Phifer      1/23/06        7,500         Services valued at $13,800
Mary Dvorsky      5/25/06          700         Services valued at $1,177
J. David Cepicka  5/25/06        3,140         Services valued at $5,297
Susan Sisk        5/25/06        3,140         Services valued at $5,297
Lane Ventures      6/7/06       36,000         Services valued at $60,480

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

   (a)  Exhibits.

  31.1 - 302 Certification of Christopher J. Spencer

  31.2 - 302 Certification of Gordon Berry

  32 - 906 Certification.

   (b)  Reports on Form 8-K.

     None; not applicable.

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date:  8/14/06                           /s/ Christopher J. Spencer
      ---------                          -----------------------------------
                                         Christopher J. Spencer, Director,
                                         CEO, President and Treasurer

Date:  8/14/06                           /s/ Armen Geronian
     ---------                           ----------------------------------
                                         Armen Geronian, Director
                                         Secretary

Date:  8/14/06                           /s/ Gordon Berry
     ---------                           ----------------------------------
                                         Gordon Berry, Director and Acting
                                         Chief Financial Officer

Date:  8/14/06                           /s/ Alan Costilo
     ---------                           ----------------------------------
                                         Alan Costilo, Director