Form 10QSB/A
period 2006-06-30
WIZZARD SOFTWARE CORP /CO
filed 2006-11-14
CIK 1074909

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

                          June 30, 2006

                       Common   33,170,753 shares
Transitional Small Business Issuer Format   Yes      No     X

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

The Consolidated Financial Statements of the Company required to be filed with this 10-QSB-A1 Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

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

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED BALANCE SHEET

                              ASSETS
                                                                  June 30,
                                                                    2006
                                                              _RESTATED_
CURRENT ASSETS:
  Cash                                                        $ 593,959
  Accounts receivable, net of $61,738 allowance                 324,293
  Inventory, net of $59,606 allowance                            15,823
  Prepaid expenses                                              167,718
                                                              _________
     Total current assets                                     1,101,793

LEASED EQUIPMENT, net                                           123,862

PROPERTY AND EQUIPMENT, net                                      90,156

GOODWILL                                                        896,570
OTHER ASSETS                                                      5,582
                                                            ___________
     Total asset                                             $2,217,963
                                                             __________

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                           $  233,945
   Accrued expenses                                             125,907
  Capital Lease   current portion                                35,250
  Notes payable                                                 674,999
                                                             __________
     Total current liabilities                                1,070,101

CAPITAL LEASE, less current portion                             101,908
                                                             __________
     Total liabilities                                      $ 1,172,009
                                                             __________
COMMITMENT & CONTINGENCIES                                            -

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding                     -
  Common stock, $.001 par value, 100,000,000 shares
     authorized, 33,170,753 shares issued and outstanding        33,170
  Additional paid-in capital                                 22,383,013
  Accumulated deficit                                       (21,370,229)
                                                             __________
     Total stockholders' equity                               1,045,954
                                                             __________
     Total liabilities and stockholders' equity            $  2,217,963

          ___________


The accompanying notes are an integral part of this unaudited consolidated financial statement.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                   For the Three         For the Six
                                   Months Ended          Months Ended
                                     June 30,               June 30,
                                2006         2005      2006         2005
                              RESTATED     RESTATED    RESTATED   RESTATED
NET SALES                   $ 782,046    $  291,519   $1,384,437  $  515,080

COST OF GOODS SOLD            447,700       153,380      825,238     278,719
                            ---------    ----------   ----------  ----------
  Gross Profit                334,346       138,139      559,199     236,361

OPERATING EXPENSES
  Selling expenses            134,891       124,884      225,058     220,796
  General and administrative  674,610       654,153    1,346,758   1,245,278
  Research and development     11,850        11,303       23,168      41,329
  Compensation for re-pricing
    warrants                  606,668             -      606,668           -
  Impairment of goodwill            -             -            -   1,191,967
                            ---------    ----------   ----------  ----------
   Total Expenses           1,428,019       790,340    2,201,652   2,699,370
                            ---------    ----------   ----------  ----------
LOSS FROM OPERATIONS       (1,093,673)     (652,201)  (1,642,453) (2,463,009)


OTHER INCOME (EXPENSE):
  (Loss) on disposal of assets      -             -           (9)          -
  Interest expense           (392,066)      (38,860)    (407,505) (1,452,065)
  Other income                 97,484             -      103,513           -
                            ---------    ----------   ----------  ----------
  Total Other Income
  (Expense)                  (294,582)      (38,860)    (304,001) (1,452,065)
                            ---------    ----------   ----------  ----------
LOSS BEFORE INCOME TAXES   (1,388,255)     (691,061)  (1,946,454) (3,915,074)

CURRENT INCOME TAX EXPENSE          -             -            -           -

DEFERRED INCOME TAX EXPENSE         -             -            -           -
                            ---------    ----------   ----------  ----------
NET LOSS                  $(1,388,255)   $ (691,061) $(1,946,454)$(3,915,074)
                            ---------    ----------   ----------  ----------
BASIC AND DILUTED LOSS
  PER COMMON SHARE:         $   (0.04)   $    (0.02) $     (0.06)$     (0.13)
                            ---------    ----------   ----------  ----------




The accompanying notes are an integral part of these unaudited consolidated financial statements.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Six
                                                        Months Ended
                                                           June 30,
                                                      2006            2005
Cash Flows from Operating Activities:                RESTATED      RESTATED
  Net loss                                          $(1,946,454) $(3,915,074)

  Adjustments to reconcile net loss to net cash
  used in operating activities:
     Amortization of discount on notes payable                -    1,400,000
     Compensation for extension of debt                 382,500            -
     Compensation for re-pricing warrants               606,668            -
     Stock for non cash expenses                        427,167      497,297
     Impairment of goodwill                                   -    1,191,967
     Non-cash compensation   options issued              51,600            -
     Depreciation and amortization expense               36,017       17,542
     Change in allowance for bad debt                   (13,000)           -
     Change in allowance for slow moving inventory       (2,083)
     Change in assets and liabilities:
      Accounts receivable                               (11,914)     (10,442)
      Inventory                                           3,138        4,161
      Prepaid expenses                                 (143,205)      44,654
      Accounts payable                                   18,992      100,051
      Accrued expense                                    29,541        8,216
      Deferred revenue                                  (13,311)           -
                                                    -----------   ----------
  Net Cash Used in Operating Activities                (574,344)    (661,628)
                                                    -----------   ----------
  Cash Flows from Investing Activities:
     Purchase of property & equipment                    (4,086)     (15,630)
                                                    -----------   ----------
     Net Cash Used in Investing Activities               (4,086)     (15,630)
                                                    -----------   ----------
  Cash Flows from Financing Activities:
     Proceeds from the issuance of common stock         560,004      146,228
     Proceeds from issuance of convertible note payable       -    1,400,000
     Payments on capital lease                          (17,316)           -
     Payments on note payable                          (239,576)     (25,076)
                                                    -----------   ----------
        Net Cash Provided by Financing Activities       303,112    1,521,152
                                                    -----------   ----------
 Net Increase (Decrease) in Cash                       (275,318)     843,894
                                                    -----------   ----------
Cash at Beginning of Period                             869,277      445,702
                                                    -----------   ----------
Cash at End of Period                               $   593,959   $1,289,596
                                                    ===========   ==========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                        $     6,415   $    4,830
    Income taxes                                    $         -   $        -

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2006:

  On January 19, 2006, the Company issued 110,000 restricted common shares valued at $180,000 for consulting services.

  On January 23, 2006, the Company issued 50,330 common shares upon the exercise of options valued at $84,189 to employees and non-employees for services rendered.

  On March 23, 2006, the Company issued 55,628 common shares in payment of a $75,000 note payable and $854 of accrued interest.

  On March 29, 2006, the Company issued 55,672 common shares in payment of a $75,000 note payable and $917 of accrued interest.

  On April 20, 2006, the Company issued 97,153 common shares in payment of a $125,000 note payable and $7,482 of accrued interest.

  On April 20, 2006, the Company issued 45,100 common shares valued at $75,850 to employees and non-employees for services rendered.

  On May 12, 2006, the Company recorded a $606,668 expense for the re-pricing of 513,334 warrants to purchase common stock from an exercise price of $2.27 per share reduced to $1.09 per share. The warrants were immediately exercised.

  On May 18, 2006, the Company issued 247,500 shares of common stock to the holders of the 5% notes payables to extend the maturity date of the 5% notes payable to December 28, 2006.

  On May 18, 2006, the Company issued 1,925 common shares upon the exercise of options valued at $2,975 to non-employees for services rendered.

  During May, 2006, the Company issued 54,978 restricted common shares valued at $84,150 for consulting services.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2005:

  The Company issued 32,450 common shares valued at $58,025 for consulting services.

  The Company issued 32,450 common shares valued at $64,900 for consulting services.

  The Company issued 176,000 common shares valued at $326,000 for investor relations services.

  The Company issued 22,939 common shares valued at $48,372 to 18 employees and non-employees for the exercise of options.

  The Company issued 165,000 common shares upon conversion of $75,000 of the 8% convertible note payable.

  The Company issued 865,893 common shares for the purchase of the remaining 5% minority shares of WSC. The resulting goodwill of $1,191,967 was impaired immediately.

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

The financial statements have been restated to record $466,668 in interest expense associated with re-pricing of warrants during 2006. The effect on the financial statements increased additional paid in capital and the accumulated deficit by $466,668 and increased general and operating expense from $1,734,984 to $2,201,652 and increased the net loss from $1,479,786 to $1,945,454 for the six months ended June 30, 2006. The restatement increased the net loss per share from $.05 per share to $.06 per share for the six months ended June 30, 2006.Subsequent to September 30, 2006, the Company affected an 11 for 10 forward stock split. All references to stock issuances have been reflected in these financial statements.

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

NOTE 6 - NOTES PAYABLE

On February 8, 2005, the Company closed a Subscription Agreement by which three institutional investors purchased promissory notes having a total principal amount of $1,400,000, convertible into shares of the Company's common stock at a price of $1.36 per share, and bearing an annual interest rate of five percent; Class A Warrants to purchase a total of 513,333 shares of common stock at a price of $2.27 per share, exercisable for three years; and Class B Warrants to purchase a total of 1,026,667 shares of common stock at a price of $1.36 per share, exercisable until 150 days after the effective date of the Registration Statement. In December 2005, the Company repriced 513,333 of the Class B warrants from $1.36 to $1.05 exercise price and were immediately exercised. Also in December 2005, the remaining 513,333 Class B warrants had their life extended one year. In May 2006, the Company re-priced 513,334 of the Class A warrants from $2.27 to $1.09 exercise price and were immediately exercised, and the Company issued Class D warrants to purchase a total of 513,334 shares of common stock at a price of $2.27 per share,
exercisable for three years.   On May 4, 2006, the Company issued 247,500
shares of common stock to the holders of the 5% notes payable to extend the maturity date of the 5% notes payable to December 28, 2006.

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

Common Stock   The Company has authorized 100,000,000 shares of common stock,
$.001 par value. As of June 30, 2006, the Company had 33,170,753 common shares issued and outstanding.

Stock for Services   On January 19, 2006, the Company issued 110,000 common
shares valued at $180,000 for consulting services.

On January 23, 2006, the Company issued 50,330 common shares upon the exercise of options valued at $84,189 to employees and non-employees for services rendered.

On April 20, 2006, the Company issued 45,100 common shares valued at $75,850 to employees and non-employees for services rendered.

On May 18, 2006, the Company issued 1,925 common shares upon the exercise of options valued at $2,975 for consulting services.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK (Continued)

During May, 2006, the Company issued 54,978 restricted common shares valued at $84,150 for consulting services.

Conversion of Notes Payable   On March 23, 2006, the Company issued 55,628
common shares in payment of a $75,000 note payable and $854 of accrued interest.

On March 29, 2006, the Company issued 55,672 common shares in payment of a $75,000 note payable and $917 of accrued interest.

On April 20, 2006, the Company issued 97,153 common shares in payment of a $125,000 note payable and $7,482 of accrued interest.

Exercise of Warrants   On May 12, 2006, the Company issued 513,334 common
shares upon exercise of warrants at $1.09.

On May 18, 2006, the Company issued 247,500 shares of common stock to the holders of the 5% notes payables to extend the maturity date of the 5% notes payables to December 28, 2006.

Exercise of Warrants   On January 6, 2005, March 18, 2005, and March 28, 2005,
the Company issued 4,772, 44,000, and 55,000 common shares, respectively, upon the exercise of warrants at $1.41 per share.

Conversion of Notes Payable   During 2005, the Company issued 165,000 common
shares upon conversion of $75,000 of the 8% convertible note payable.

Stock for Services - During 2005, the Company issued 21,450 common shares for consulting services valued at $39,025

During 2005, the Company issued 32,450 common shares upon the exercise of options for consulting services valued at $64,900 and the company issued an additional 176,000 common shares valued at $326,000 for investor relations services.

Stock for Consulting Services - On February 15, 2005, the Company issued 22,939 common shares upon the exercise of options for consulting services valued at $48,166. On April 11, 2005, the Company issued 11,000 common shares for Consulting Services valued at $19,000.

Acquisition of Minority Interest - On January 19, 2005, the Company shareholders approved the acquisition of the 5% minority interest of Wizzard Software Corp ("WSC") wherein WSC was merged with and into the Parent through the issuance of 865,893 common shares of the Parent for the 865,893 minority shares of WSC.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK (Continued)

5% Convertible Notes Payable - On February 8, 2005, the Company closed a Subscription Agreement by which three institutional investors ("Subscribers") purchased: 5% convertible promissory notes having a total principal amount of $1,400,000, convertible into 1,026,666 shares of the Company's common stock at a price of $1.36 per share, plus Class A Warrants to purchase a total of 513,334 shares of common stock at a price of $2.27 per share, exercisable for three years; and Class B Warrants to purchase a total of 1,026,667 shares of common stock at a price of $1.36 per share, exercisable until 150 days after the effective date of the Registration Statement described below.

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

NOTE 9   STOCK OPTIONS AND WARRANTS

2006 Stock Option Plan   During 2006, the Board of Directors adopted a Stock
Option Plan ("2006 Plan"). Under the terms and conditions of the 2006 Plan, the Board is empowered to grant stock options to employees and officers of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code. The total number of shares of common stock available under the 2006 Plan may not exceed 137,500. At June 30, 2006, no options were available to be granted under the 2006 Plan. During the six months ended June 30, 2006, the Company granted 137,500 options.

2005 Stock Option Plan   During 2005, the Board of Directors adopted a Stock
Option Plan ("2005 Plan"). Under the terms and conditions of the 2005 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code. The total number of shares of common stock available under the 2005 Plan may not exceed 220,000. At June 30, 2006, total options available to be granted under the 2005 Plan totaled 85,684. During the six months ended June 30, 2006, the Company granted 42,080 options, respectively, which were immediately exercised for service valued at $70,389 and $0, respectively.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   STOCK OPTIONS AND WARRANTS (Continued)

2004 Stock Option Plan During 2004, the Board of Directors adopted a Stock Option Plan ("2004 Plan"). Under the terms and conditions of the 2004 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code. The total number of shares of common stock available under the 2004 Plan may not exceed 220,000. At June 30, 2006, total options available to be granted under the 2004 Plan totaled 1,100. During the six months ended June 30, 2005, the Company granted 60,592 options.

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

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   STOCK OPTIONS AND WARRANTS (Continued)


A summary of the status of options granted at June 30, 2006, and changes during the period then ended are as follows:

                                      For the Six Months Ended
                                           June 30, 2006
                                                           Weighted
                                                 Weighted  Average   Aggregate
                                                 Average  Remaining  Intrinsic
                                                 Exercise Contractual  Value
                                     Shares        Price     Term

Outstanding at beginning of period          -      $   -      -             -
Granted                               226,605       1.63   6.1 years   $6,250
Exercised                             (89,105)      1.67      -             -
Forfeited                                   -          -      -             -
Expired                                     -          -      -             -
                                     --------
Outstanding at end of period          137,500       1.59   9.9 years   $6,250
                                     --------
Vested and expected to vest
in the future                         137,500       1.59   9.9 years   $6,250
                                     --------
Exercisable at end of period           22,000       1.59   9.9 years   $1,000
                                     --------
Weighted average fair value of
options granted                       137,500     $ 1.59   9.9 years   $6,250
                                     --------

The Company had no non vested options at the beginning of the period. At June 30, 2006 the Company had 115,500 non vested options.

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

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   STOCK OPTIONS AND WARRANTS (Continued)

Warrants A summary of the status of the warrants granted is presented below for the six months ended:

                            June 30, 2006              June 30, 2005
___________________________              _______________________
                           Weighted Average           Weighted Average
                        Shares    Exercise Price   Shares   Exercise Price

Outstanding at
  beginning of period     1,923,109     $1.79        864,791       $1.41
  Granted                   513,334      2.27      1,540,000       $1.66
  Exercised                (513,334)     1.36       (125,773)      $1.45
  Forfeited                       -         -              -           -
  Expired                         -         -              -           -
                        -----------     -----     ----------       -----
Outstanding at end
  of period               1,923,109     $1.79      2,279,018       $1.58
                        -----------     -----     ----------       -----

NOTE 10 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

                          For the Three                 For the Six
                           Months Ended                 Months Ended
                             June 30,                     June 30,
                            2006          2005         2006          2005

Loss from continuing
operations available to
common shareholders
(numerator)             $(1,388,255)   $(691,061)  $(1,946,454)   $(3,915,074)
                         ----------   ----------    ----------     ----------
Weighted average number
of common shares
outstanding during the
period (denominator)     32,727,033   29,978,671    32,409,043     29,750,398
                         ----------   ----------    ----------     ----------

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LOSS PER COMMON SHARE (Continued)

At June 30, 2006, the Company had 1,923,109 warrants outstanding to purchase common stock of the Company at $1.36 to $3.41 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 494,998 shares of common stock, See Note 6], which were not included in the loss per share computation because their effect would be anti-dilutive.

At June 30, 2005, the Company had 2,279,018 warrants outstanding to purchase common stock of the Company at $1.36 to $2.27 per share, a 8% convertible note payable wherein the holder could convert the note into a minimum of 55,000 shares of common stock and a 5% convertible note payable wherein the holder could convert the note into 1,026,666 shares, [See Note 6], which were not included in the loss per share computation because their effect would be anti-dilutive.

The Company has various performance agreement that if achieve would result in the issuance of addition Common Stock, see footnote 12, Commitment and Contingencies.

NOTE 11 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2006 operating loss carryforwards of approximately $20,370,000 which may be applied against future taxable income and which expires in various years through 2025.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,925,000 as of June 30, 2006, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2006 approximated $635,000.

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

Contingent Consideration for the Acquisition of MedivoxRx   In connection with
the acquisition of MedivoxRx, Parent will issue an additional 110,000 restricted common shares to the former stockholders of MedivoxRx if Wizzard Merger Corp. achieves repeat sales of at least 250 units per month from at least 15 VA sites for three consecutive months with a specified gross margin. Parent will also issue an additional 55,000 restricted common shares to the former stockholders of MedivoxRx if Wizzard Merger Corp. pill bottle simultaneously loads the prescription while the label is being printed and is approved and accepted by any Veterans Administration Hospital. Parent will further issue an additional 687,500 restricted common shares to the former stockholders of MedivoxRx if Wizzard Merger Corp. meets revenue and profit projections for the second year of operations forward from the April 23, 2004 acquisition date. To date no additional restricted common shares have been issued.

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

The following is a summary of the Company's operations by segment for the six months ended June 30, 2006 and 2005:
                                      2006                  2005
                      Software Healthcare Total     Software Healthcare Total
Net revenues       $ 401,900 $  982,537 $1,384,437 $ 506,969 $ 8,111 $ 515,080
Cost of sales        219,157    606,081    825,238   264,747  13,972   278,719
General and
administrative       935,401    271,357  1,206,758 1,164,422  80,856 1,245,278
Selling              123,237    101,821    225,058    76,237 144,559   220,796
Research and
development           23,152         16     23,168    36,720   4,609    41,329
Compensation for
re-pricing warrants  606,668          -    606,668         -       -         -
Impairment of
goodwill/Intangibles       -          -          - 1,191,967       - 1,191,967
Other income          73,919     29,594    103,513         -       -         -
Interest expense     542,767      4,738    547,505 1,452,065       - 1,452,065
Loss on disposal of
assets                     9          -          9         -       -         -
Income tax benefit
(expense)                  -          -          -         -       -         -
                    -------- ---------- ---------- --------- ------- ---------
Net Income
(loss)           $(1,974,572) 28,118(1,946,454)(3,679,189)(235,885)(3,915,074)

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SEGMENT REPORTING (Continued)

The following is a summary of the Company's operations by segment for the three months ended June 30, 2006 and 2005:

                                 2006                        2005
                     Software Healthcare Total  Software Healthcare Total
Net revenues     $ 259,008 $  523,039 $ 782,047 $ 288,255  $  3,264 $ 291,519
Cost of sales      134,464    313,236   447,700   146,534     6,846   153,380
General and
administrative     400,232    134,378   534,610   604,473    49,680   654,153
Selling             77,141     57,750   134,891    38,600    86,284   124,884
Research and
development         11,850          -    11,850    11,180       123    11,303
Compensation for
re-pricing
warrants           606,668          -   606,668         -         -         -
Other income        73,870     23,614    97,484         -         -         -
Interest expense   531,178        889   532,067    38,860         -    38,860
Loss on disposal
of assets                -          -         -         -         -         -
Income tax benefit
(expense)                -          -         -         -         -         -
                  --------- ---------- --------- --------- --------- ---------
Net Income (loss)$(1,428,655)$ 40,400$(1,388,255)$(551,392)$(139,669)$691,061)
                  --------- ---------- --------- --------- --------- ---------

NOTE 14 - SUBSEQUENT EVENT

On July 5, 2006, the Company announced a special common stock dividend. For every ten (10) shares owned on the October 15, 2006, one (1) additional share of Wizzard's common stock will be distributed on October 30, 2006.

On July 12, 2006, the Company signed an agreement to purchase the assets of Switchpod Technology for 125,714 "unregistered" and "restricted" shares of Wizzard's common stock.

On July 20, 2006, the Company issued 550,000 common shares valued at $855,000 for investor relations services.

On July 24, 2006, the Company issued 43,890 common shares valued at $65,835 to employees and non-employees for services rendered.

On July 26, 2006, the Company issued 8,800 common shares to consultants valued at $13,200 for services rendered.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Highlights of Second Quarter, 2006
----------------------------------

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

In the second quarter ended June 30, 2006,operating expenses totaled $1,428,019 which was a 81% increase from operating expenses of $790,340 in the second quarter of 2005. Broken down by line item our operating expenses were:

General and administrative expenses were $674,610 in 2006 versus $654,153 in 2005. Selling expenses in the second quarter of 2006 were $134,891 versus $124,884 in 2005. This 8% increase was due primarily to the expansion of our healthcare operations. Research and Development expenses in the second quarter were $11,850 versus $11,303 in 2005. Compensation for re-pricing of warrants from $2.50 to $1.20 per share totaled $606,668 for the second quarter of 2006.

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

Wizzard's net loss was $1,388,255, or $0.04 per share, in the quarter ended June 30, 2006. This represents a 100% increase from our net loss of $691,061, or $0.02 per share, in the second quarter of 2005.

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

Wizzard recorded total operating expenses of $2,201,652 during the six months ended June 30, 2006, a 18% decrease as compared to operating expenses of $2,699,370 in the same period of 2005. General and administrative expenses totaled $1,346,758 in the first six months of 2006 versus $1,245,278 in the first six months of 2005, an increase of approximately 8%. This increase is due primarily to an increase in employee and payroll related expense in excess of the comparable six month period. Selling expenses were relatively flat with $225,058 in expenses in the first six months of 2006 versus $220,796 in the first six months of 2005. Research and Development expense fell by 44%, from $41,329 in the first six months of 2005 to $23,168 in the first six months of 2006. In the first six months of 2005, Wizzard had a $1,191,967 expense for the impairment of goodwill as a result of the internal merger of the Wizzard Delaware and Wizzard Colorado companies.

In the first six months of 2006, Wizzard recorded $606,668 of compensation for re-pricing of warrants. In the first six months of 2005, Wizzard incurred an interest expense of $1,452,065, primarily due to $1,400,000 interest expense for amortization of a discount in conjunction with the $1,400,000 convertible note sold to investors versus a $392,066 interest expense in the first six months of 2005.

Wizzard's net loss was $1,946,454, or $0.06 per share, in the six months ended June 30, 2006. This represents a 50% decrease from our net loss of $3,915,074, or $0.13 per share, in the first six months of 2005. Total non-cash expenses for the first six months of 2006 was $1,503,952, a 52% decrease from non-cash expenses of $3,117,004 in the first six months of 2005, primarily due to interest expense of $1,400,000 for amortization of a discount in conjunction with our $1,400,000 note we sold to three separate institutional investors.

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

Safe Harbor Statement.
----------------------

Statements made in this Form 10-QSB-A1 which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the speech recognition software industry, our ability to continue to develop products acceptable to that industry, our ability to retain our business relationships, and our ability to raise capital and the growth of the speech recognition software industry, and
(ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets", "tend" or similar expressions.

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

Name                Date        Shares            Amount
-----------------------------------------------------------------------

Lane Ventures      1/9/06      110,000         Services valued at $180,000
Bruce Phifer      1/23/06        8,250         Services valued at $13,800
Mary Dvorsky      5/25/06          770         Services valued at $1,177
J. David Cepicka  5/25/06        3,454         Services valued at $5,297
Susan Sisk        5/25/06        3,454         Services valued at $5,297
Lane Ventures      6/7/06       39,600         Services valued at $60,480


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

                                         WIZZARD SOFTWARE CORPORATION

Date:  11-14-06                           /s/ Christopher J. Spencer
      ---------                          -----------------------------------
                                         Christopher J. Spencer, Director,
                                         CEO, President and Treasurer

Date: 11-14-06                            /s/ Armen Geronian
     ---------                           ----------------------------------
                                         Armen Geronian, Director
                                         Secretary

Date: 11-14-06                            /s/ Gordon Berry
     ---------                           ----------------------------------
                                         Gordon Berry, Director and Acting
                                         Chief Financial Officer

Date: 11-14-06                            /s/ Alan Costilo
     ---------                           ----------------------------------
                                         Alan Costilo, Director