Form 10QSB
period 2006-09-30
WIZZARD SOFTWARE CORP /CO
filed 2006-11-14
CIK 1074909

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from      to

                 Commission File No.   000-33381

                  WIZZARD SOFTWARE CORPORATION
         ---------------------------------------------
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

                              N/A
                             -----

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          November 10, 2006

                       Common   34,081,522 shares

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Unaudited Consolidated Financial Statements fairly present the financial condition of the Company.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 2006

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES


                             CONTENTS

  PAGE



     Unaudited Consolidated Balance Sheet,
          September 30, 2006                                        2

     Unaudited Consolidated Statements of Operations,
          for the three months and nine months ended
          September 30, 2006 and 2005                               3

     Unaudited Consolidated Statements of Cash Flows, for the nine months ended September 30, 2006 and 2005 4 - 5

  Notes to Unaudited Consolidated
          Financial Statements                                 6 - 18

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED BALANCE SHEET

                             ASSETS
                                                             September 30,
                                                                  2006

  ___________
CURRENT ASSETS:
  Cash                                                       $  133,365
  Accounts receivable, net of $51,738 allowance                 431,506
  Inventory, net of $55,290 allowance                            13,437
  Prepaid expenses                                               83,719
                                                            ___________
     Total current assets                                       662,027

LEASED EQUIPMENT, net                                           115,871

PROPERTY AND EQUIPMENT, net                                      82,455

GOODWILL                                                      1,200,205

OTHER ASSETS                                                      3,582
                                                             __________
     Total assets                                           $ 2,064,140
                                                            ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                          $   115,257
  Accrued expenses                                               78,174
  Capital lease   current portion                                35,250
  Notes payable                                                 674,999
  Contingent payable on acquisition                              99,265
                                                            -----------
     Total current liabilities                                1,002,945

CAPITAL LEASE, less current portion                              93,020
                                                            -----------
     Total liabilities                                      $ 1,095,965
                                                            -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding                     -
  Common stock, $.001 par value, 100,000,000 shares
     authorized, 33,899,157 shares issued and outstanding        33,899
  Additional paid-in capital                                 23,520,891
  Accumulated deficit                                       (22,586,615)
                                                            ___________
     Total stockholders' equity                                 968,175
                                                            ___________
     Total liabilities and stockholders' equity            $  2,064,140
                                                           ___________


The accompanying notes are an integral part of this unaudited consolidated financial statement.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                           For the Three            For the Nine
                           Months Ended             Months Ended
                           September 30,            September 30,

                         2006           2005      2006          2005
REVENUE                                                       RESTATED
  Software             $  210,751    $  196,929  $   612,652     $  703,898
  Healthcare              608,839       172,788    1,591,375        180,900
                       ----------    ----------  -----------     ----------
  Total Revenue           819,590       369,717    2,204,027        884,798

COST OF GOODS SOLD
  Software                 94,706        97,610      313,863        362,357
  Healthcare              369,969       110,064      976,050        124,037
                       ----------    ----------  -----------     ----------
  Total Cost of Goods
  Sold                    464,675       207,674    1,289,913        486,394
                       ----------    ----------  -----------     ----------
  Gross Profit            354,915       162,043      914,114        398,404

                       ----------    ----------  -----------     ----------
OPERATING EXPENSES
  Selling expenses        168,283       121,652      393,341        342,448
  General and
   administrative       1,417,769     1,398,260    2,764,527      2,643,539
  Research and
   development             21,507        14,360       44,675         55,689
  Compensation for
   re-pricing warrants          -             -      606,668              -
  Impairment of goodwill        -             -            -      1,191,967
                       ----------    ----------  -----------     ----------
   Total Expenses       1,607,559     1,534,272    3,809,211      4,233,643
                       ----------    ----------  -----------     ----------

LOSS FROM OPERATIONS   (1,252,644)   (1,372,229)  (2,895,097)    (3,835,239)
                       ----------    ----------  -----------     ----------

OTHER INCOME (EXPENSE):
  (Loss) on disposal
   of assets                    -        (4,520)          (9)        (4,520)
  Interest income               -         3,581            -          3,581
  Interest expense        (14,182)      (55,128)    (421,687)    (1,507,193)
  Other income              2,304             -      105,817              -
                       ----------    ----------  -----------     ----------
  Total Other Income
  (Expense)               (11,878)      (56,067)    (315,879)    (1,508,132)
                       ----------    ----------  -----------     ----------

LOSS BEFORE INCOME
TAXES                  (1,264,522)   (1,428,296)  (3,210,976)    (5,343,371)

CURRENT INCOME TAX EXPENSE      -             -            -              -

DEFERRED INCOME TAX EXPENSE     -             -            -              -
                       ----------    ----------  -----------     ----------
NET LOSS              $(1,264,522)  $(1,428,296) $(3,210,976)   $(5,343,371)
                       ----------    ----------  -----------     ----------
BASIC AND DILUTED LOSS
  PER COMMON SHARE:   $     (0.04)  $     (0.05) $     (0.09)   $     (0.17)
                       ----------    ----------  -----------     ----------



The accompanying notes are an integral part of these unaudited consolidated financial statements.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Nine
                                                          Months Ended
                                                          September 30,

                                                      2006            2005
Cash Flows from Operating Activities:                               RESTATED
  Net loss                                        $(3,210,976)  $(5,343,371)

  Adjustments to reconcile net loss to net cash
  used in operating activities:
     Amortization of discount on notes payable              -     1,400,000
     Compensation for extension of debt               382,500             -
     Compensation for re-pricing warrants             606,668             -
     Stock for non cash expenses                    1,361,202     1,504,621
     Impairment of goodwill                                 -     1,191,967
     Non-cash compensation   options issued            99,736             -
     Depreciation and amortization expense             53,848        27,497
     Change in allowance for bad debt                 (23,000)            -
     Change in allowance for slow moving inventory     (6,390)            -
     Change in assets and liabilities:
      Accounts receivable                            (109,126)      (19,097)
      Inventory                                         9,831        10,908
      Prepaid expenses                                (57,205)       56,390
      Accounts payable                                (99,696)      166,309
      Accrued expense                                 (18,193)        8,216
      Deferred revenue                                (13,311)            -
                                                  -----------   -----------
  Net Cash Used in Operating Activities            (1,024,112)     (996,560)
                                                  -----------   -----------

  Cash Flows from Investing Activities:
     Purchase of property & equipment                  (6,226)      (20,371)
     Proceeds from sale of property & equipment             -         3,000
     Acquisition of Switchpod                             202             -
     Acquisition of Interim                                 -      (483,347)
                                                  -----------   -----------
     Net Cash Used in Investing Activities             (6,024)     (500,718)
                                                  -----------   -----------

  Cash Flows from Financing Activities:
     Proceeds from the issuance of common stock       560,004       146,228
     Proceeds from issuance of convertible note payable     -     1,400,000
     Payments on capital lease                        (26,204)            -
     Payments on note payable                        (239,576)      (28,546)
                                                  -----------   -----------
        Net Cash Provided by Financing Activities     294,224     1,517,682
                                                  -----------   -----------
Net Increase (Decrease) in Cash                      (735,912)       20,404

Cash at Beginning of Period                           869,277       445,702
                                                  -----------   -----------
Cash at End of Period                             $   133,365   $   466,106
                                                  ===========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                      $     8,777   $     6,477
    Income taxes                                  $         -   $         -

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2006:

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

      On May 18, 2006, the Company issued 247,500 shares of restricted common stock valued at $382,500 to the holders of the 5% notes payables to extend the maturity date of the 5% notes payable to December 28, 2006.

      On May 18, 2006, the Company issued 1,925 common shares upon the exercise of options valued at $2,975 to non-employees for services rendered.

      During May, 2006, the Company issued 54,978 restricted common shares valued at $84,150 for consulting services.

      On July 12, 2006, the Company issued 125,714 restricted common shares valued at $204,572 to acquire the assets of Switchpod, where in, the Company acquired $202 in cash and $204,370 in goodwill.

      During July, 2006, the Company issued 558,800 restricted common shares valued at $868,200 for investor relation services.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

      On July 24, 2006, the Company issued 38,390 common shares upon the exercise of options valued at $57,585 to employees and non-employees for services rendered.

      On July 24, 2006, the Company issued 5,500 restricted common shares valued at $8,250 for consulting services.

      During September 2006, the Company recorded a liability of $99,265 related to the acquisition of Interim for Interim attaining Phase I Incentive. The payment will be made with the issuance of additional shares of Common Stock valued at $74,449 and $24,816 in cash. Had the stock been issued at September 30, 2006, 44,314 shares would have been issued, see footnote 12, Commitment and Contingencies.

For the nine months ended September 30, 2005:

      The Company issued 40,700 common shares valued at $72,874 for consulting services.

      The Company issued 33,825 common shares upon the exercise of options valued at $67,375 for consulting services.

      The Company issued 726,000 common shares valued at $1,316,000 for investor relations services.

      The Company issued 22,939 common shares valued at $48,372 to 18 employees and non-employees for the exercise of options.

      The Company issued 324,755 common shares upon conversion of $290,000 in principal and $2,848 in accrued interest on convertible note payable.

      The Company issued 865,593 common shares for the purchase of the remaining 5% minority shares of WSC. The resulting goodwill of $1,191,967 was impaired immediately.

      The Company paid $518,000 and issued 221,149 common shares valued at $386,006 to acquire Interim where in the Company acquired $34,653 in cash, $389,705 in accounts receivable, $1,130 in inventory, $177,478 in property & equipment, $896,570 in goodwill, $79,644 in accounts payable, $63,466 in accrued expenses, $250,000 in note payable, $162,906 in capital lease obligation, and $39,514 in deferred revenue.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the three months and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

Organization Wizzard Software Corporation ["Parent"], a Colorado corporation,
was organized on July 1, 1998.    The Company operates in two industry
segments, Software and Healthcare. The Software segment engages primarily in the development, sale, and service of custom and packaged computer software products. On September 8, 2005, Parent purchased all of the issued and outstanding shares of Interim Healthcare of Wyoming, Inc. ["Interim"], a Wyoming corporation, in a transaction accounted for as a purchase. Interim engages primarily in providing healthcare services in Wyoming. On July 12, 2006, the Parent purchased all of the assets of Switchpod Technologies ["Switchpod"]. Switchpod engages primarily in providing podcast hosting services. On September 8, 2006, the Parent purchased the assets of Blastpodcast Inc. ["Blastpodcast"]. Blastpodcast engages primarily in providing podcast hosting services.

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

Reclassification   The financial statements for the period ended prior to
September 30, 2006 have been reclassified to conform to the headings and classifications used in the September 30, 2006 financial statements.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - At September 30, 2006, the Company had cash balances of $7,608 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2006, the Company has an allowance for doubtful accounts of $51,738 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2006 and 2005, the Company decreased the allowance for bad debt by $23,000 and $0, respectively.

Inventory - Inventory consists of software, health care products and supplies and is carried at the lower of cost or market on a first in first out basis. During the nine months ended September 30, 2006 and 2005, the Company decreased the allowance for slow moving inventory by $6,399 and $0, respectively.

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

Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at September 30, 2006.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $74,807 and $89,053 for the nine months ended September 30, 2006 and 2005, respectively.

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

Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped. Revenue is recognized, net of discount and allowances, at the time of product shipment. Provisions are recorded for bad debts and at September 30, 2006 and 2005 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Healthcare - The Company recognizes revenue when the healthcare services are provided and collection is probable. Revenues for the talking pill bottle are recognized when the product is shipped and collections are probable.

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

During the periods presented in the accompanying financial statements, the Company has granted options under its 2004, 2005 and 2006 defined stock options plans. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the nine months ended September 30, 2005 included:
(a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006. Accordingly, non-cash compensation cost of $99,736 has been recognized for grants of options to employees and directors in the accompanying statements of operations with an associated recognized tax benefit of $0 and $0 of which $0 and $0 was capitalized as an asset for the three and nine months ended September 30, 2006. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would not have changed.

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense for the nine months ended September 30, 2006 and 2005 are $45,018 and $55,689, respectively, of research and development costs associated with the development of new products.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restatement - The financial statements have been restated to record $44,861 in payroll liabilities associated with stock issued to employees during 2005 and 2004. The effect on the financial statements increased accumulated deficit by $44,861 and increased general and administrative expense from $2,635,323 to $2,643,539 and increased the net loss from $5,335,155 to $5,343,371 for the nine months ended September 30, 2005. The restatement had no effect on the stated net loss per share for the nine months ended September 30, 2005. Subsequent to September 30, 2006, the Company affected an 11 for 10 forward stock split. All references to stock issuances have been reflected in these financial statements.

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company's current liabilities are in excess of current assets, and the Company has incurred significant losses and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings and by substantially increasing sales. There is no assurance that the Company will be successful in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - INVENTORIES

The following is a summary of inventories:
      September 30, 2006
  Raw materials                           $           56,327
  Finished goods                                      12,400
  Less: Allowance for obsolete inventory             (55,290)
                                          ------------------
                                          $           13,437
                                          ------------------

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:
    September 30
                                              Life              2006
  Furniture, fixtures and equipment           2 - 10 yrs      $  174,249
  Production molds                             3 yrs              47,710
  Software                                    2   5 yrs           11,964
                                                              ----------
                                                                 233,923
  (Less) Accumulated Depreciation                               (151,468)
                                                              ----------
  Property & Equipment, net                                   $   82,455
                                                              ----------


Depreciation expense for the nine months ended September 30, 2006 and 2005 was $29,875 and $27,497, respectively.

The following is a summary of leased equipment at:
    September 30
                                         Life                    2006
  Leased Equipment                         5.25 Yrs              223,750
  Less: Accumulated Depreciation                                (107,879)
                                                               ---------
  Leased Equipment, net                                        $ 115,871
                                                               ---------


Depreciation expense for the nine months ended September 30, 2006 and 2005 was $23,973 and $2,663, respectively.

NOTE 5   GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

Intangible Assets - The Company classifies its intangible assets as definite-life intangible assets and amortizes them on a straight-line basis over their estimated useful lives. Amortization expense of $0 was recorded for the nine months ended September 30, 2006 and 2005.

Goodwill - On September 8, 2005, the Company recorded goodwill of $896,570 in connection with the acquisition of Interim Health Care of Wyoming as the purchase price of $904,006 exceeded the $7,436 net book value of the assets acquired. On September 30, 2006, the company recorded additional goodwill of $99,265 in connection with the Phase I Incentives.

On July 12, 2006, the Company recorded goodwill of $204,370 in connection with the purchase of the assets of Switchpod Technologies. The purchase price of $204,572 exceeded the $202 of assets acquired.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS (Continued)

On September 8, 2006, the Company recorded goodwill of $40,500 in connection with the purchase of the assets of Blastpodcast. The purchase price of $40,500 exceeded the value of the assets acquired.

The following is a summary of goodwill:
                                                   For the nine
                                                   Months ended
                                                   September 30,
                                             2006           2005
Goodwill at beginning of period            $  896,570     $        -

Acquisition of 5% Minority interest                 -      1,191,967
Acquisition of Interim                         99,265        896,570
Acquisition of Switchpod                      204,370              -
Acquisition of Blastpodcast                    40,500              -
Impairment of Goodwill                              -     (1,191,967)
                                           ----------    -----------
Goodwill at end of period                  $1,240,705    $   896,570
                                           ==========    ===========
NOTE 6 - NOTES PAYABLE

On February 8, 2005, the Company closed a Subscription Agreement by which three institutional investors purchased promissory notes having a total principal amount of $1,400,000, convertible into shares of the Company's common stock at a price of $1.36 per share, and bearing an annual interest rate of five percent; Class A Warrants to purchase a total of 513,334 shares of common stock at a price of $2.27 per share, exercisable for three years; and Class B Warrants to purchase a total of 1,026,667 shares of common stock at a price of $1.36 per share, exercisable until 150 days after the effective date of the Registration Statement. In December 2005, the Company re-priced 513,333 of the Class B warrants from $1.36 to $1.05 exercise price and was immediately exercised. Also in December 2005, the remaining 513,333 Class B warrants had their life extended one year. In May 2006, the Company re-priced 513,334 of the Class A warrants from $2.27 to $1.09 exercise price and were immediately exercised, and the Company issued Class D warrants to purchase a total of 513,334 shares of common stock at a price of $2.27 per share,
exercisable for three years.   On May 4, 2006, the Company issued 247,500
shares of common stock to the holders of the 5% notes payable to extend the maturity date of the 5% notes payable to December 28, 2006.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL LEASE OBLIGATION

The Company is leasing equipment on a 63-month capital lease terminating in August 2008. Monthly payments of $3,750 began in June 2003 and a payment of $54,688 is due at termination. During the nine months ended September 30, 2006 and 2005, interest expense on capital lease obligation amounted to $7,546 and $972, respectively.

Future minimum capital lease payments are as follows for the twelve-month periods ended:

  September 30, 2007                          $    45,000
  September 30, 2008                               95,937
______                                        -----------______
  Total minimum lease payments                    140,937
  Less amount representing interest               (12,667)
                                              -----------
  Present value of minimum lease payments         128,270
  Less current portion                            (35,250)
                                              -----------
                                              $    93,020
                                              ===========
NOTE 8 - CAPITAL STOCK

Preferred Stock   The Company has authorized 10,000,000 shares of preferred
stock, $.001 par value. As of September 30, 2006, no shares were issued and outstanding.

Common Stock   The Company has authorized 100,000,000 shares of common stock,
$.001 par value. As of September 30, 2006, the Company had 33,899,157 common shares issued and outstanding.

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

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK (Continued)

During July, 2006, the Company issued 558,800 restricted common shares valued at $868,200 for investor relation services.

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

On July 12, 2006, the Company issued 125,714 restricted common shares valued at $204,572 to acquire the assets of Switchpod, where in, the Company acquired $202 in cash and $204,370 in goodwill.

On July 24, 2006, the Company issued 38,390 common shares upon the exercise of options valued at $57,585 to employees and non-employees for services rendered.

On July 24, 2006, the Company issued 5,500 restricted common shares valued at $8,500 for consulting services.

As of September 30, 2006, the Company was liable for the issuance of additional shares of Common Stock valued at $74,449 for Interim attaining Phase I Incentive. Had the stock been issued at September 30, 2006, 44,314 shares would have been issued, see footnote 12, Commitment and Contingencies.

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

Conversion of Notes Payable   During 2005, the Company issued 165,000 common
shares upon conversion of $75,000 of the 8% convertible note payable. During 2005, the Company issued 159,755 common shares upon conversion of $215,000 in principal and $2,848 in accrued interest of the 5% convertible notes payable.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK (Continued)

Stock for Services - During 2005, the Company issued 21,450 common shares for consulting services valued at $39,025

During 2005, the Company issued 33,825 common shares upon the exercise of options for consulting services valued at $67,375 and the Company issued an additional 726,000 common shares valued at $1,316,000 for investor relations services.

Stock for Consulting Services - On February 15, 2005, the Company issued 22,939 common shares upon the exercise of options for consulting services valued at $48,166. On April 11, 2005, the Company issued 11,000 common shares for Consulting Services valued at $19,000. In August 2005, the Company issued 8,250 common shares for consulting services valued at $2,475 and employee services valued at $12,375.

Acquisition of Minority Interest - On January 19, 2005, the Company shareholders approved the acquisition of the 5% minority interest of Wizzard Software Corp ("WSC") wherein WSC was merged with and into the Parent through the issuance of 865,893 common shares of the Parent for the 865,893 minority shares of WSC.

On September 8, 2005, the Company issued 221,149 common shares as part of the acquisition of Interim Healthcare of Wyoming, Inc.

5% Convertible Notes Payable - On February 8, 2005, the Company closed a Subscription Agreement by which three institutional investors ("Subscribers") purchased: 5% convertible promissory notes having a total principal amount of $1,400,000, convertible into 1,026,666 shares of the Company's common stock at a price of $1.36 per share, plus Class A Warrants to purchase a total of 513,333 shares of common stock at a price of $2.27 per share, exercisable for three years; and Class B Warrants to purchase a total of 1,026,667 shares of common stock at a price of $1.36 per share, exercisable until 150 days after the effective date of the Registration Statement described below.

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

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   STOCK OPTIONS AND WARRANTS

2006 Stock Option Plan   During 2006, the Board of Directors adopted a Stock
Option Plan ("2006 Plan"). Under the terms and conditions of the 2006 Plan, the Board is empowered to grant stock options to employees and officers of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code. The total number of shares of common stock available under the 2006 Plan may not exceed 137,500. At September 30, 2006, no options were available to be granted under the 2006 Plan. During the nine months ended September 30, 2006, the Company granted 137,500 options.

2005 Stock Option Plan   During 2005, the Board of Directors adopted a Stock
Option Plan ("2005 Plan"). Under the terms and conditions of the 2005 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code. The total number of shares of common stock available under the 2005 Plan may not exceed 220,000. At September 30, 2006, total options available to be granted under the 2005 Plan totaled 47,294. During the nine months ended September 30, 2006 and 2005, the Company granted 127,495 and 0 options, respectively, which were immediately exercised for service valued at $206,799 and $0, respectively.

2004 Stock Option Plan   During 2004, the Board of Directors adopted a Stock
Option Plan ("2004 Plan"). Under the terms and conditions of the 2004 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code. The total number of shares of common stock available under the 2004 Plan may not exceed 220,000. At September 30, 2006, total options available to be granted under the 2004 Plan totaled 1,100. During the nine months ended September 30, 2006 and 2005, the Company granted 0 and 61,967 options, respectively.

The fair value of option grants during the nine months ended September 30, 2006 and 2005 was determined using the Black-Scholes option valuation model. The significant weighted average assumptions relating to the valuation of the Company's Stock Options for the nine months ended September 30, 2006 and 2005 were as follows:

                                              2006             2005
  Dividend yield                                   0 %          0%
  Expected life                                 10 yrs       0 yrs
  Expected volatility                            94.9%          0%
  Risk-free interest rate                        4.86%         3.2%

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   STOCK OPTIONS AND WARRANTS (Continued)


A summary of the status of options granted at September 30, 2006, and changes during the period then ended are as follows:

                                       For the Nine Months Ended
                                         September 30, 2006
                                  Weighted          Weighted
                                 Average   Average  Aggregate
                                  Exercise          Remaining  Intrinsic
                              Shares           Price        Contractual Term
          Value

Outstanding at beginning of
 period                                -           -          -          -
Granted                          264,995        1.61  5.0 years          -
Exercised                       (127,495)       1.62  0.0 years          -
Forfeited                              -           -          -          -
Expired                                -           -          -          -
                              ----------     -------  ---------   --------
Outstanding at end of period     137,500        1.59  9.7 years          -
                              ----------     -------  ---------   --------
Vested and expected to vest
in the future                    137,500        1.59  9.7 years          -
                              ----------     -------  ---------   --------
Exercisable at end of period      22,000        1.59  9.7 years          -
                              ----------     -------  ---------   --------
Weighted average fair value of
Options granted                  137,500       $1.59  9.7 years          -
                              ----------     -------  ---------   --------


The Company had no non-vested options at the beginning of the period. At September 30, 2006 the Company had 115,500 non-vested options.

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $0 and $0 respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2006 and 2005 (for outstanding options), less the applicable exercise price.

During the nine month period ended September 30, 2006 and 2005, the Company expensed $206,799 and $115,747 upon the exercise of awards. The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carry forwards.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   STOCK OPTIONS AND WARRANTS (Continued)

Warrants A summary of the status of the warrants granted is presented below for the nine months ended:

                           September 30, 2006      September 30, 2005
                    ___________________________    _______________________
                            Weighted Average        Weighted Average
                     Shares      Exercise Price    Shares   Exercise Price
                    ___________________________    _______________________
Outstanding at
  beginning of period  1,923,109          $1.79     864,791          $1.41
  Granted                513,334           2.27   1,540,000          $1.66
  Exercised             (513,334)          1.36    (125,772)         $1.45
  Forfeited                    -              -           -              -
  Expired                      -              -           -              -
                    ------------------------------------------------------
Outstanding at end
  of period            1,923,109          $1.79   2,279,019          $1.58
                    ------------------------------------------------------

NOTE 10 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

                                   For the Three           For the Nine
                                   Months Ended            Months Ended
                                   September 30,           September 30,
_______________________   _______________________
                                2006           2005      2006         2005
                            -----------  -----------  ----------   RESTATED
Loss from continuing
operations available to
common shareholders
(numerator)                 $(1,264,522) $(1,428,296)$(3,210,976)$(5,343,371)
                            -----------  -----------  ----------  ----------
Weighted average number
of common shares outstanding
during the period
(denominator)                33,749,258   30,561,459  30,860,690  30,023,726
                            -----------  -----------  ----------  ----------

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LOSS PER COMMON SHARE (Continued)

At September 30, 2006, the Company had 1,923,109 warrants outstanding to purchase common stock of the Company at $1.36 to $3.41 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 494,998 shares of common stock, See Note 6], which were not included in the loss per share computation because their effect would be anti-dilutive.

At September 30, 2005, the Company had 2,279,019 warrants outstanding to purchase common stock of the Company at $1.36 to $2.27 per share, a 8% convertible note payable wherein the holder could convert the note into a minimum of 55,000 shares of common stock and a 5% convertible note payable wherein the holder could convert the note into 869,000 shares, [See Note 6], which were not included in the loss per share computation because their effect would be anti-dilutive.

The Company has various performance agreements that if achieved would result in the issuance of additional Common Stock. As of September 30, 2006, the Company is liable for the issuance of additional shares of Common Stock valued at $74,449 for Interim attaining Phase I Incentive. The number of shares will be determined at December 31, 2006 according to the Incentive agreement, see footnote 12, Commitment and Contingencies.

NOTE 11 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2006 operating loss carryforwards of approximately $21,670,000 which may be applied against future taxable income and which expires in various years through 2025.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $7,400,000 as of September 30, 2006, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2006 approximated $1,110,000.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In September, 2006 the Company filed suit against a former employee for damages and for the former employee to cease and desist providing in connection with violation of a trade secret agreement. The former employee has counter sued for interference of prospective business expectancy. Management is unable to predict the outcome of these claims, but believes it will not have a material impact on the results of operations or financial position.

Contingent Consideration for the Acquisition of MedivoxRx   In connection with
the acquisition of MedivoxRx, Parent will issue an additional 110,000 restricted common shares to the former stockholders of MedivoxRx if Wizzard Merger Corp. achieves repeat sales of at least 250 units per month from at least 15 VA sites for three consecutive months with a specified gross margin. Parent will also issue an additional 55,000 restricted common shares to the former stockholders of MedivoxRx if Wizzard Merger Corp. pill bottle simultaneously loads the prescription while the label is being printed and is approved and accepted by any Veterans Administration Hospital. Parent will further issue an additional 687,500 restricted common shares to the former stockholders of MedivoxRx if Wizzard Merger Corp. meets revenue and profit projections for the second year of operations forward from the April 23, 2004 acquisition date. To date, no additional restricted common shares have been issued.

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

Contingent Consideration for the Acquisition of Interim Health Care of
Wyoming, Inc.   As part of the Interim of Wyoming, Inc. acquisition, the
Company agreed to issue additional shares of common stock upon Interim achieving certain financial results. Phase I incentives would include the seller to receive an additional payment of two (2) times the Interim EBITDA for the year ended September 30, 2006, based upon the amounts that exceeds the Interim EBITDA for the year ended December 31, 2004. Twenty-five percent of which will be paid in cash and seventy-five percent paid in stock. As of September 30, 2006, the Company recorded a liability of $99,265 for Interim attaining the Phase I Incentive. Under the Phase I Incentive, seventy-five percent of the incentive is to be paid in stock. Had the stock been issued at September 30, 2006, at a closing market price of $1.68, the Company would have issued an additional 44,314 shares of restricted common stock.

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

At September 30, 2006, all of the Company's assets, except approximately $2,500 of inventory, are located within the United States of America.

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

The following is a summary of the Company's operations by segment for the nine months ended September 30, 2006 and 2005:
                          2006                              2005
               ------------------------------ --------------------------------
               Software Healthcare   Total       Software Healthcare   Total
               -------- ---------- ---------- ---------- ---------- ----------
Net revenues   $612,652 $1,591,375 $2,204,027 $  703,898 $  180,900 $  884,798
Cost of sales   313,863    976,050  1,289,913    362,357    124,037    486,394
General and
administrative2,326,685    437,842  2,764,527  2,512,405    131,134  2,643,539
Selling         222,217    171,124    393,341    136,105    206,343    342,448
Research and
development      45,018       (343)    44,675     46,720      8,969     55,689
Compensation
for re-pricing
warrants        606,668          -    606,668          -          -          -
Impairment of
goodwill/
Intangibles           -          -          -  1,191,967          -  1,191,967
Other income     73,920     31,897    105,817          -      3,581      3,581
Interest expense414,588      7,099    421,687  1,505,546      1,647  1,507,193
Loss on disposal
of assets             9          -          9      4,520          -      4,520
Income tax
benefit (expense)     -          -          -          -          -          -
               -------- ---------- ---------- ---------- ---------- ----------
Net Income
(loss)      $(3,242,476)$ 31,500$(3,210,976)$(5,055,722)$(287,649)$(5,343,371)
            ----------- -------- ----------  ----------  --------  ----------

          WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SEGMENT REPORTING (Continued)

The following is a summary of the Company's operations by segment for the three months ended September 30, 2006 and 2005:

                          2006                              2005
               ------------------------------ --------------------------------
               Software Healthcare   Total       Software Healthcare   Total
               -------- ---------- ---------- ---------- ---------- ----------
Net revenues   $210,751 $  608,839 $  819,590 $  196,929 $  172,788 $  369,717
Cost of sales    94,706    369,969    464,675     97,610    110,064    207,674
General and
administrative1,251,284    166,485  1,417,769  1,347,982     50,278  1,398,260
Selling          98,980     69,303    168,283     59,868     61,784    121,652
Research and
development      21,867       (360)    21,507     10,000      4,360     14,360
Compensation
for re-pricing
warrants              -          -          -          -          -          -
Other income          1      2,303      2,304          -      3,581      3,581
Interest expense 11,820      2,362     14,182     53,481      1,647     55,128
Loss on disposal
of assets             -          -          -      4,520          -      4,520
Income tax
benefit (expense)     -          -          -          -          -          -
               -------- ---------- ---------- ---------- ---------- ----------
Net Income
(loss)      $(1,267,905)$  3,383$(1,264,522)$(1,376,532)$ (51,764)$(1,428,296)
              --------- -------- ---------- ----------- ---------  ----------

NOTE 14 - SUBSEQUENT EVENT

On October 3, 2006, the Company signed a promissory note for $100,000 from Alpha Capital Anstalt.

On October 10, 2006, the Company issued 14,300 restricted common shares valued at $27,170 for consulting services.

On October 15, 2006, the Company recorded a special common stock dividend. For every ten (10) shares owned on the October 15, 2006, one (1) additional share of Wizzard's common stock was distributed on October 30, 2006.

On October 23, 2006, the Company issued 21,300 restricted common shares valued at $42,174 for consulting services.

On October 23, 2006, the Company issued 27,500 restricted common shares upon the exercise of options valued at $54,450 to employees and non-employees for services rendered.

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENT (Continued)


On October 23, 2006, the Company and Webmayhem Inc. dba Liberated Syndication, executed a Letter of Intent, whereby the Company agreed to purchase all of the outstanding securities of Webmayhem and for Webmayhem to become a wholly-owned subsidiary of the Company.

On October 25, 2006, the Company closed a Subscription Agreement by which three institutional investors purchased promissory notes having a total principal amount of $1,750,000, convertible into shares of the Company's common stock at a price of $2.00 per share, and bearing an annual interest rate of five percent; Class A Warrants to purchase a total of 437,500 shares of common stock at a price of $2.50 per share, exercisable for three years; and Class B Warrants to purchase a total of 875,000 shares of common stock at a price of $2.00 per share, exercisable until 180 days after the effective date of the Registration Statement.

On November 6, 2006, the Company issued 236,359 common shares in payment of a $250,000 note payable and $21,813 of accrued interest.

On November 9, 2006, the company extended a simple note to Webmayhem having a total principal amount of $50,000.

On November 9, 2006, the Company issued 18,147 common shares in payment of a $20,000 note payable and $869 of accrued interest.

On October 13, the Company entered into a simple note with a related party, where by the Company borrowed $50,000 from the related party. On November 1, 2006, the note of $50,000 and interest of $1,000 was re-paid to the related party.

On November 3, the Company issued 25,000 common shares upon exercise of 25,000 warrants at $1.15 per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Highlights of Third Quarter, 2006
--------------------------------

Highlights of the Third Quarter, 2006
-------------------------------------

We are pleased to announce that for the seventh consecutive quarter our revenues have increased over the same period in the previous year. Our investments in key hires, marketing programs, product innovation and business development are beginning to show results.

During the first nine months of 2006, Wizzard has focused on revenue growth, team-building, identifying opportunities and capitalizing on new ideas. In the third quarter of 2006 the Company announced its first new major initiative of the year with its entry into the podcasting market. Management believes that after years of attempting to monetize on our expertise in speech recognition, intellectual property and relationships with our substantial technology providers, the new Web 2.0 and one of its major components, podcasting, has provided Wizzard with the potentially explosive opportunity it has been searching for, for some time. While management remains steadfast in support of our core speech technology business, the talking pill bottle line of speech products and home healthcare speech initiatives, the Company's recently announced venture into podcasting is one of our most significant undertakings to date.

2006 Q3 Speech Technology & Services Group

Wizzard Software's Speech Technology & Services Group sells and licenses speech programming tools, related speech products, services and distributable speech engines in over 13 languages worldwide. Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T as well as through internal internet marketing efforts with Google, Yahoo and other major internet search engines.

The Technology & Services Group is a cross divisional team within Wizzard that consists of the Technology and Services Team, plus key members of Wizzard's development, MIS and marketing groups. Together, they are working to implement our strategy to increase market share and brand awareness and become the preferred supplier of speech technologies and services for both domestic and international corporate software developers. The Group plans to increase overall revenue by significantly expanding its customer base, product portfolio and customer reach through a continued focus on three imperatives: best technologies; best pricing; and responsive support.

In the third quarter of 2006, the Technology and Services Group grew its revenues quarter over quarter, as well as increased revenues when compared to the previous quarter of this year. We continue to advance our speech recognition and text-to-speech licensing business through our relationships with IBM and AT&T. Recently, we announced the addition of WizzScribe SI for Linux, Websphere Everyplace MultiModal Environment Version 4.3 and MRCP Version 2 support. These three new products and support packages expand Wizzard's speech product reach into the markets for call centers, handheld devices and network systems.

Additionally, the WizzScribe SI for Linux allows Wizzard to enter the hosted speech services market, in which the Company sees tremendous forward looking potential. As a result, in the third quarter Wizzard acquired two services hosting business, Switchpod and BlastPodcast, which not only expands our services hosting capabilities and infrastructure, but also brings with it the podcasting market. Through leads from our partners, Wizzard has been receiving significant interest in speech services from the podcasting industry. Podcasting consists of independent content creators that publish their 'shows' in audio or video format. As no text is involved, internet search engines have difficulty indexing podcasts, therefore listeners and viewers have trouble finding podcasts of interest. Using our new speaker independent speech recognition engine from IBM we can transcribe podcasts and use the resulting text to better index podcasts with search engines, to provide transcriptions for interested parties, to search for explicit content for compliance and to assist advertisers in matching their brands with the appropriate content. Furthermore, we can use our highly accurate text-to-speech from AT&T to turn text from blogs, websites and online newspapers into audio which can then be broadcasted across the internet as an audio file. With the rapid adoption of audio and video based content on the internet (Web 2.0), we see this new speech recognition engine and text-to-speech service as a critical component towards monetization for the audio/video businesses that are taking hold across the internet and around the world.

2006 Q3 Speech Products Group

The objectives for the Speech Product Group is to establish successful sales channels for select products offered directly by Wizzard Software which incorporate speech technology offered through our Technology and Services Group.

WizzTones for Skype - WizzTones for Skype was released in mid-January and garnered a significant amount of press. To promote the product, we placed the trial version on multiple download websites and we were also able to secure a listing on the Skype site. In March, we created a Google AdWords campaign for WizzTones and almost immediately the number of visitors to the site tripled. Management believes that once the Skype/Warner Brothers Music deal, previously announced by Skype, is finally launched, the number of Skype users (currently estimated at 100M) that want to have multiple music ring tones will grow exponentially. At this time, WizzTones is the only option for users that want to have specific ring tones designated for specific callers. Subsequent to the end of the third quarter, we announced official Skype certification and a co-marketing deal with Skype for our WizzTones product. We expect to expand our relationship with Skype in the 4th quarter of 2006.

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

Our MedivoxRx Talking Prescription Bottle business is making positive progress. The Speech Products Group is focusing its Rex marketing efforts on retail pharmacies and caregivers and is working hard towards getting Medicare reimbursement and insurance coverage for our Talking Prescription Bottle customers. While there are no guarantees of approval, management believes reimbursement approval from Medicare and insurance companies is the key to large unit sales.

In September of 2006, MedivoxRx announced that Kaiser Permanente will offer Rex-The Talking Prescription Bottle in 140 Northern California Kaiser Permanente pharmacies and health care facilities. In all of these locations, Kaiser Permanente pharmacists will provide prescriptions to their patients in Rex talking bottles at no cost to the patient. Kaiser Permanente is America's leading integrated health care organization. Founded in 1945, it is a not-for-profit, group practice program headquartered in Oakland, California. Kaiser Permanente serves more than 8.5 million members in nine states and the District of Columbia.

Our Marketing department, working closely with the MedivoxRx Technologies group, achieved significant national media coverage for Rex in the third quarter of 2006. In July, Rex made front page news in the San Diego Tribune Review, with a story that focuses on how Rex helped a local couple, both of whom are blind, to improve and make safe their medication routines. Based on our announcement with TSSI, several morning shows in San Diego County produced segments on Rex, as did one evening news program. Following the announcement with Kaiser Permanente, NBC 11 in San Francisco produced a news segment about Rex and how it is helping California's blind residents. This story was widely distributed in the United States and appeared in over 39 markets and in most major U.S. cities coast to coast, including New York, Chicago, Las Vegas and Los Angeles. Additional marketing at trade shows saw the MedivoxRx team attending the 16th Annual Cardinal Health Retail Business Conference which hosted more than 1,400 independent and community pharmacies, with 4,000 pharmacists, pharmacy technicians and other pharmacy industry professionals in attendance. MedivoxRx also attended the National Association of Chain Drug Stores Pharmacy and Technology Conference held August 25-30th in San Diego, CA.

We continue to see increased interest in the Talking Pill Bottle from various state legislative bodies and feel we are well positioned to capitalize on a growing legislative movement as state officials look to make the taking of prescription medication safer for their elderly constituents post election season. We are continually challenging our sales and marketing strategies and our delivery of product to achieve better customer satisfaction, market share and operating results. The ability for the elderly and visually impaired to fully comprehend their prescription medication instructions is as necessary as ever as new drugs are constantly introduced to the market and medication combinations make following dosage instructions critical.

2006 Q3 Speech Services - Healthcare

Our acquisition of Interim Healthcare of Wyoming was completed in the third quarter of 2005, and we continue to be excited about the impact our speech technology can have on the home healthcare industry. Based in Casper, Wyoming, Interim Health Care of Wyoming has been serving its community for fourteen years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the U.S.

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

Our home healthcare business continues to be a strong, strategic part of our businesses plan as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home. Although this has been a gradual process, we believe that we are building a strong business that will offer a complimentary package of new technology and traditional services. Our profits for the first three quarters of 2006 in our home healthcare business are ahead of 2005 profits for the same period and ahead of our own internal projections for 2006. Our people are our strongest asset at Interim Healthcare of Wyoming, and we will continue to invest in the development of our nurses, aids and staff while providing them with new, speech-based applications to assist them in offering the best possible service for our referrers and the highest quality of care to our patients.

We are currently expanding our territory within the state of Wyoming as a result of the state's willingness to increase Medicaid payments by up to 30%, and we expect insurance providers within the state to follow suit this year. Results in our first intrastate expansion in Douglas, Wyoming are very promising and we plan to establish a local satellite office in the 4th quarter. In the third quarter we completed care for our initial Medicare Part B patients and saw our staffing department lead generation increase due to successful one on one marketing of referral sources statewide.

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

Results of Operations.
----------------------

Three Months Ended September 30, 2006 and 2005.
------------------------------------------

During the third quarter ended September 30, 2006, Wizzard recorded revenues of $819,590, a 122% increase from revenues of $369,717 in the third quarter of 2005 and a 5% increase over revenues in the second quarter of 2006 ($782,046). The increase for the third quarter of 2006 was due primarily to the expansion of our healthcare operations, and in part to increased revenues in our speech technology business and our talking pill bottle..

Cost of goods sold totaled $464,675 in the third quarter of 2006, versus $207,674 in the third quarter of 2005. This increase of 124% is attributed primarily to the expansion of our healthcare operations. Wizzard posted a gross profit of $354,915 during the third quarter of 2006, versus a gross profit of $162,043 in the third quarter of 2005, an increase of 119%.

In the third quarter ended September 30, 2006, operating expenses totaled $1,607,559 which was a 5% increase from operating expenses of $1,534,272 in the third quarter of 2005. Broken down by line item our operating expenses were:

General and administrative expenses were $1,417,769 in the third quarter of 2006 versus $1,398,260 in 2005. Selling expenses in the third quarter of 2006 were $168,283 versus $121,652 in 2005. This increase was due primarily to the increased marketing efforts in our software operations. Research and Development expenses in the third quarter were $21,507 versus $14,360 in 2005.

Other expenses of $11,878 versus $56,067 in the third quarter of 2005, consisted primarily of interest expense.

Wizzard's net loss was $1,264,522, or $0.04 per share, in the quarter ended September 30, 2006. This represents an 11% decrease from our net loss of $1,428,296, or $0.05 per share, in the third quarter of 2005.

Nine months ended September 30, 2006, and 2005.
-----------------------------------------

During the nine month period ended September 30 2006, Wizzard recorded revenues of $2,204,027, a 149% increase over revenues of $884,798 for the same period in 2005. The increase in revenues in the nine months ended September 30, 2006, was due to the expansion of our healthcare operations.

In the nine months ended September 30, 2006, cost of goods sold totaled $1,289,913, a 165% increase as compared to $486,394 in the nine months ended September 30, 2005. The increase in cost of goods sold was due to the expansion of our healthcare operations. For the nine month period ended September 30, 2006, Wizzard posted a gross profit of $914,114 versus a gross profit of $398,404 for the nine month period ended September 30, 2005, a 129% increase.

Wizzard recorded total operating expenses of $3,809,211 during the nine months ended September 30, 2006, a 10% decrease as compared to operating expenses of $4,233,643 in the same period of 2005. General and administrative expenses totaled $2,764,527 in the first nine months of 2006 versus $2,643,539 in the first nine months of 2005, an increase of approximately 5%. This increase is due primarily to an increase in employee and payroll related expense in excess of the comparable nine month period. Selling expenses increased 15% with $393,341 in expenses in the first nine months of 2006 versus $342,448 in the first nine months of 2005. Research and Development expense fell by 20%, from $55,689 in the first nine months of 2005 to $44,675 in the first nine months of 2006. In the first nine months of 2005, Wizzard had a $1,191,967 expense for the impairment of goodwill as a result of the internal merger of the Wizzard Delaware and Wizzard Colorado companies.

In the first nine months of 2006, Wizzard recorded $606,668 of interest for re-pricing of warrants. In the first nine months of 2005, Wizzard incurred an interest expense of $1,507,193, primarily due to $1,400,000 interest expense for amortization of a discount in conjunction with the $1,400,000 convertible note sold to investors versus a $421,687 interest expense in the first nine months of 2005.

Wizzard's net loss was $3,210,976, or $0.09 per share, in the nine months ended September 30, 2006. This represents a 40% decrease from our net loss of $5,343,371, or $0.17 per share, in the first nine months of 2005. Total non-cash expenses for the first nine months of 2006 was $2,503,954, a 39% decrease from non-cash expenses of $4,124,085 in the first nine months of 2005, primarily due to interest expense of $1,400,000 for amortization of a discount in conjunction with our $1,400,000 note we sold to three separate institutional investors.


Liquidity and Capital Resources.
--------------------------------

Cash used in operations for the nine months ended September 30, 2006, was $1,024,112, an increase of 3% over the $996,560 cash used in operations for the nine months ended September 30, 2005. Cash used in investing activities was $6,024 for the purchase of equipment and software during the nine months ended September 30, 2006. Cash on hand was $133,365 at September 30, 2006, a decrease of $332,741 over the $466,106 on hand at September 30, 2005.

In the first nine months of 2006, the Company received $764,576 from the issuance of common stock. The Company used common stock to pay $1,883,700 in consulting, investor relations and employee services during the nine months ended September 30, 2006. In doing so, management believes we have conserved Wizzard's cash liquidity for operational purposes.

The Company believes it is still in the early stages of the new and developing speech technology market and estimates it will require approximately $130,000 per month to maintain current operations. As mentioned in Note 2 to the accompanying unaudited financial statements, the Company has not yet been able to establish profitable operations and has not generated sufficient cash flows from operations, thus raising substantial doubt about its ability to continue as a going concern. The Company has been successful over the past ten years in obtaining working capital and will continue to seek to raise additional capital from time to time as needed and until profitable operations can be established.

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

We believe that these steps have fully addressed the first two material weakness identified above. We are actively working on implementing written policies and procedures that will fully address the second material weakness. We expect that this process may take until October 2007. As we continue to refine our internal workflow system and our written policies and procedures, we believe that we will identify other areas in which we can further segregate our employees' duties. Although we have taken significant steps to address this material weakness, we believe that it will continue to exist until we have fully addressed the written policies and procedures material weakness.

As required by Rule 13a-15(b) of the Securities and Exchange Commission, and as of the end of the period covered by this Report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, or the persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer has concluded that the Company's controls and procedures as of September 30, 2006, are not effective. This is management's conclusion, despite the compensating control provided by the significant day-to-day involvement of the Company's Chief Executive Officer in all aspects of the Company's operations in a small company atmosphere, and the Company's engagement of an outside professional with sufficient expertise in the application of US GAAP and SEC requirements.

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

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

In September, 2006 the Company filed suit against a former employee for damages and for the former employee to cease and desist providing in connection with violation of a trade secret agreement. The former employee has counter sued for interference of prospective business expectancy. Management is unable to predict the outcome of these claims, but believes it will not have a material impact on the results of operations or financial position.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the nine month period ended September 30, 2006, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     Name                Date     Shares         Amount
------------------  ------------ ---------- -------------------------------

Lane Ventures           1/9/06     110,000    Services valued at $180,000
Bruce Phifer           1/23/06       8,250    Services valued at $13,800
Mary Dvorsky           5/25/06         770    Services valued at $1,177
J. David Cepicka       5/25/06       3,454    Services valued at $5,297
Susan Sisk             5/25/06       3,454    Services valued at $5,297
Lane Ventures           6/7/06      39,600    Services valued at $60,480
Jacob Fisher           7/12/06      62,857    Asset purchase of Switchpod
                                              valued at $102,286
Weina Scott            7/12/06      62,857    Asset purchase of Switchpod
                                              valued at $102,286
Arthur Douglas         7/20/06     550,000    Services valued at $855,000
Bruce Phifer           7/24/06       5,500    Services valued at $8,250
Robert Batson          7/26/06       2,200    Services valued at $3,300
Christopher Milde      7/26/06       2,200    Services valued at $3,300
Jeffrey Kahler         7/26/06       2,200    Services valued at $3,300
Corp. Relations Inc.   7/26/06       2,200    Services valued at $3,300

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

Item 5.   Other Information.
          ------------------

     Effective as of October 23, 2006, which is subsequent to the period covered by this Report, Wizzard and Webmayhem Inc. dba Liberated Syndication, a Pennsylvania corporation ("Webmayhem"), executed a Letter of Intent whereby Wizzard agreed to purchase all of the outstanding securities of Webmayhem and for Webmayhem to become a wholly-owned subsidiary of Wizzard. The execution of the Letter of Intent was disclosed in a Current Report on Form 8-K dated October 23, 2006, which was filed with the Securities and Exchange Commission on October 27, 2006. See Item 6(b) of this Report. As of the date hereof, the parties are working toward the completion of final documents with respect to this acquisition.

     On October 25, 2006, which is subsequent to the period covered by this Report, we closed a Subscription Agreement by which three institutional investors purchased:

     * promissory notes having a total principal amount of $1,750,000, convertible into shares of the Company's common stock at a price of $2.00 per share, and bearing an annual interest rate of five percent;

     * Fifty (50) Class A Warrants will be issued for each one hundred (100) shares which would be issued on the November 3, 2006 assuming the complete conversion of the Notes issued on the Closing Date at the Conversion Price in effect on the Closing Date at a exercise price of $2.50 per share, exercisable for three years; and

     * One Hundred (100) Class B Warrants will be issued for each one hundred
(100) shares which would be issued on November 3, 2006 assuming the complete conversion of the Notes issued on November 3, 2006 at the Conversion Price in effect on November 3, 2006 at an exercise price of $2.00 per share, exercisable until 150 days after the effective date of the Registration Statement described below. Both Class A and Class B Warrants have a cashless feature.

     This transaction was disclosed in a Current Report on Form 8-K, dated October 25, 2006, and filed with the Securities and Exchange Commission on October 27, 2006. See Item 6(b) of this Report.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

   (a)  Exhibits.

  31.1 - 302 Certification of Christopher J. Spencer

  31.2 - 302 Certification of Gordon Berry

  32 - 906 Certification.

   (b)  Reports on Form 8-K.

8-K Current Report dated October 23, 2006 filed on October 27, 2006, regarding the Letter of Intent for the acquisition of Webmayhem Inc.

 8-K Current Report dated October 25, 2006 filed on October 27, 2006, regarding Subscription Agreements with three institutional investors

          SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date:  11/14/06        /s/ Christopher J. Spencer
      ---------        -----------------------------------
                       Christopher J. Spencer, Director,
                       CEO, President and Treasurer

Date:  11/14/06        /s/ Armen Geronian
      ---------        ----------------------------------
                       Armen Geronian, Director
                       Secretary

Date:  11/14/06        /s/ Gordon Berry
      ---------        ----------------------------------
                       Gordon Berry, Director and Acting
                       Chief Financial Officer

Date:  11/14/06        /s/ Alan Costilo
      ---------        ----------------------------------
                       Alan Costilo, Director