Form 10QSB/A
period 2006-09-30
WIZZARD SOFTWARE CORP /CO
filed 2007-02-02
CIK 1074909

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

                        January 24, 2007

                   Common - 35,100,357 shares

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

         WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED BALANCE SHEET

                             ASSETS
                                                             September 30,
                                                                  2006
                                                                  ----
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

With the addition of Mr. Busshaus as Controller, we have implemented changes to our controls and procedures over financial reporting. These changes have led us to complete the following restatements:

* To record $44,861 in payroll liabilities associated with stock issued to employees during 2005 and 2004. The restatement had no effect on the stated net loss per share.

* To record $466,668 in non-cash interest expense associated with re-pricing of warrants during May 2006. The restatement increased the net loss per share from $0.05 per share to $0.06 per share for the six months ended June 30, 2006.

We believe that these steps have fully addressed the first two material weaknesses identified above and that they did not have any impact on our financial statements as of September 30, 2006. We are actively working on implementing written policies and procedures that will fully address the third material weakness. We expect that this process may take until October 2007. As we continue to refine our internal workflow system and our written policies and procedures, we believe that we will identify other areas in which we can further segregate our employees' duties. Although we have taken significant steps to address this material weakness, we believe that it will continue to exist until we have fully addressed the written policies and procedures material weakness.

As required by Rule 13a-15(b) of the Securities and Exchange Commission, and as of the end of the period covered by this Report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, or the persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer has concluded that the Company's controls and procedures as of September 30, 2006, are not effective. This is management's conclusion, despite the compensating control provided by the significant day-to-day involvement of the Company's Chief Executive Officer in all aspects of the Company's operations in a small company atmosphere, and the Company's engagement of an outside professional with sufficient expertise in the application of US GAAP and SEC requirements. With the addition of our Controller, who brings the experience and knowledge of US GAAP and SEC requirements, and has implemented the proper segregation of duties, lack of knowledge of US GAAP and SEC requirements and lack of segregation of duties did not contribute to management's conclusion as to the effectiveness of the Company's controls and procedures as of September 30, 2006.

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

Changes in Internal Control over Financial Reporting.
-----------------------------------------------------

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a small business issuer, the Company is not required to comply with Section 404 of the Sarbanes Oxley Act of 2002. However, the Company will continue to monitor, assess and work to improve the effectiveness of our internal control procedures related to internal controls, financial reporting and certain entity-wide controls related to corporate governance.

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

  31.2 - 302 Certification of John Busshaus

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

                       WIZZARD SOFTWARE CORPORATION

Date:  1/31/07          /s/ Christopher J. Spencer
      ---------        -----------------------------------
                       Christopher J. Spencer, Director,
                       Chief Executive Officer and President

Date:  1-30-07          /s/ John Busshaus
      ---------        ----------------------------------
                       Chief Financial Officer
Date:  1/31/07          /s/ Armen Geronian
      ---------        ----------------------------------
                       Armen Geronian, Director
                       Chief Technical Officer

Date:  1/31/07          /s/ Gordon Berry
      ---------        ----------------------------------
                       Gordon Berry, Director

Date: 1-30-07           /s/ Alan Costilo
      ---------        ----------------------------------
                       Alan Costilo, Director