Form 10KSB
period 2006-12-31
WIZZARD SOFTWARE CORP /CO
filed 2007-04-02
CIK 1074909

             U. S. Securities and Exchange Commission

                     Washington, D. C.  20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                        Commission File No. 000-33381

                         WIZZARD SOFTWARE CORPORATION

                 (Name of Small Business Issuer in its Charter)

          COLORADO                                     87-0609860

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

Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

State Issuer's revenues for its most recent fiscal year: December 31, 2007 - $2,943,578.

The aggregate market value of the voting stock held by non-affiliates as of the March 28, 2007 was $92,381,479 based on the last price at which the stock was sold as of that date.  The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.  The calculation excludes approximately 7,546,709 shares held by directors, officers and stockholders whose ownership exceeded 10% of the Issuer’s outstanding common stock as of March 28, 2007. Exclusion of these shares should not be construed to indicate that any such person controls, is controlled by or is under common control with the Issuer.

As of March 28, 2007, there were 40,777,457 shares of common stock, pare value $.001, of the registrant issued and outstanding.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                   DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format   Yes  [X]   No [ ]

                                   PART I

Item 1.  Description of Business.

         ------------------------

 OVERVIEW

Founded in 1995, the business of Wizzard Software Corporation, a Colorado corporation ("Wizzard," "we," "our" or "us" or words of similar import), includes software and hardware products and services that focus on speech recognition and text-to-speech technology.

Speech recognition is used for three basic things: 1) It allows humans to talk commands to a computer (directly to a PC, in a car, over a phone system, etc.) and have those commands executed.  For example, you can say, "open my email" to your PC, "give me directions to McDonalds" to your car, or "order a pay per view movie" in response to questions being asked by a telephone answering system.  2) In addition to commands, speech recognition allows for fast, accurate transcription of the spoken word.  Examples include: a doctor dictating patient notes, a nurse calling in updates on a home health visit, a lawyer dictating briefs.  3) The third most common use for speech recognition, and one that Management believes has the most potential for Wizzard, is speech recognition's ability to turn audio recordings into text.  For example, a conference call can be recorded and then sent through one of our speech recognition engines and a transcript of the call will now be available for notes, for others to read, etc.  Another example, and an area of great interest to Wizzard, is turning audio "podcasts" into text.  Once completed, this will allow consumers, advertisers and others to search and locate information inside an audio file on the internet.

Text-To-Speech technology is basically the opposite of speech recognition.  It is the ability for a computer, ATM machine, your car, etc, to talk in a human sounding synthetic voice.  This technology can be used in things such as flight simulators, allowing for interaction between a trainee and a simulated air traffic controller.  It is also used in ATM machines for the visually impaired as well as in unique products such as our Talking Prescription Pill Bottle.  Another use for text-to-speech “TTS”, and one Management believes has the most immediate potential for Wizzard, is in its ability to turn text, found on the internet, into audio recordings that can then be downloaded and listened to while commuting, working out, sitting on the beach, etc.

Wizzard provides software programming tools and services which allow companies to incorporate speech technology into their products and services.  We offer speech technology software programming tools and speech engines from AT&T and IBM for which we receive a royalty for each licensed copy of these engines distributed with our customer's products and services.

Additionally, Wizzard offers products and services that utilize these speech technologies directly to consumers.  Through our acquisition of MedivoxRx Technologies, Wizzard offers a Talking Prescription Pill Bottle to assist the elderly, visually impaired and other individuals in the taking of their prescription medication.

     Our speech based products and services include:

     Podcasting Hosting - We entered this industry in July 2006, through the acquisition of Switchpod.com and two months later, through the acquisition of Blastpodcast.com. Subsequently, in 2007, we closed our acquisition of Liberated Syndication (Webmayhem, Inc.), the largest podcast hosting company in the world.  We currently distribute over 2 million podcast downloads a day and are working to incorporate our speech technology into the hosting system so that the audio and video used in podcasting can be turned into text for various uses, and text found on the internet, such as blogs and online newspaper sites, can be turned into audio for podcasting distribution.

     Speech Products - Rex The Talking Prescription Bottle "talks" to the patient, allowing him or her to distinguish what type of medication is in the bottle along with information on dosage and refill instructions. Initially, Rex was manually recorded by a pharmacist using a built-in microphone. Now, with Wizzard's text-to-speech technology and programming expertise, Rex can be automatically loaded with verbal instructions directly from the label data, saving pharmacists valuable time and significantly lowering the chance for error. Wizzard also offers a "starter kit" for caretakers to provide in-home talking prescription bottles.

     Speech Tools - Wizzard's proprietary VoiceTools are programming tools for software developers to incorporate the speech technology of their choice into their products and services in a fast, efficient and inexpensive manner.  VoiceTools have been distributed over 100,000 times since their creation in 2000. In addition to our own marketing efforts, IBM promotes our VoiceTools on their website through a linking agreement with Wizzard.  Wizzard also markets IBM and AT&T developer tools through agreements with those companies and receives a portion of the licensing fees collected.

     Speech Engines - Wizzard offers Text-To-Speech Engines from IBM and AT&T to software developers and businesses around the world, as well as speech recognition engines from IBM. Wizzard receives payments for each copy/license distributed by its customers and in turn, pays a percentage of that payment to IBM or AT&T.

     Speech Services - Wizzard provides support, customized programming and other speech related services to businesses and software programmers worldwide. These services compliment Wizzard's Voice Tools and other programming-oriented product lines and assist in putting the speech engines Wizzard distributes for IBM and AT&T into customers' products, resulting in royalty payments for each copy/license distributed by the customer.

     Home Healthcare Services - Interim HealthCare of Wyoming is a state licensed and Medicare certified home health agency. In addition, Interim HealthCare of Wyoming provides temporary staffing of healthcare professionals to facilities across the state of Wyoming.  Wizzard plans to increase worker productivity and provide better home health services through the use of speech technologies such as medical transcription/dictation and Rex - The Talking Prescription Bottle. Currently, the healthcare industry is the largest consumer of speech technologies in the U.S.

     Our principal executive offices consist of approximately 3,100 square feet of office space located at 5001 Baum Boulevard, Suite 770, Pittsburgh, Pennsylvania 15213.  Our telephone number is (412) 621-0902.  We also maintain an office in Casper, Wyoming for our Home Health Services.  We have sales representatives located in New York, Chicago, Florida, New Jersey and Cleveland and a total of 50 full-time and part-time employees.

BUSINESS

Our core business has been, and remains, focused around many aspects of speech technology.   We offer companies the products, tools and services to incorporate speech technology into their products and services.  Through acquisitions, we also offer speech based products and services directly to consumers.  Below is a breakout of our business, from our most recent entry into speech technology for online media (podcasting) to our legacy business of offering core speech engine tools for developers and speech technology solutions for the healthcare industry.

1.  Wizzard Media

     In late 2005 Wizzard's Speech Technology Group began to receive reverse inquires regarding our ability to turn text based blog into an audio so that bloggers may create a podcast to be downloaded by their subscribers.  This specific type of inquiry became voluminous enough for us to investigate the podcasting industry and how we could capitalize on this growing customer demand.

     Podcasts are audio and video "shows" created by all types of people on standard personal computers.  Currently, podcasts are 80% audio and 20% video and are similar in format to a radio or TV show.  These shows average twenty minutes in length and range in topics from comedy to sports to fashion.  Due to the thousands of different niche topics, podcasting’s ability to reach highly targeted audiences is a very appealing proposition for both national and local advertisers.  They can be subscribed to for free and accessed through new media aggregators such as Apple's popular iTunes.  Podcasts are listened to or watched on Apple’s iPod along with almost any MP3 player, Sony’s PlayStation Portable, many new cell phones, Tivo units, and can also be played online using a standard PC.  Every time a new episode is released from the podcast creator (approximately three times per month), it is automatically downloaded to a subscriber’s computer and can be transferred over to an iPod or MP3 player with ease.  Podcasts provide a new and exciting medium for information and entertainment distribution. Podcasts are enjoyed by consumers around the world while at their computer, exercising, on flights, at the beach, in their cars, or on the subway and with the introduction of Apple TV, sitting at home in their living room.  One of the biggest reasons for the success of podcasting is due to the fact that, unlike traditional radio and television, consumers can enjoy podcast shows where they want, when they want, putting the control of media consumption back into the consumer’s hands.

It soon became apparent that both TTS and Speech Recognition, could and would play a major role in the success of online “new media” and podcasting.  Wizzard decided to respond to these continuing daily inquiries from bloggers and online newspaper web sites by leveraging our high quality AT&T Natural Voices and IBM ViaVoice portfolio speech offerings.  Wizzard has never come across an industry where our technology and expertise can have such a direct impact on the bottom line as with podcasting.

     In mid 2006 we began an acquisition strategy to enter the podcasting industry which began with Switchpod.com, included Blastpodcast.com and peaked in early 2007 with the acquisition of Libsyn.com.  All three of these companies provide podcast hosting services.  When one creates a podcast, they upload it on the internet to a host, who creates an individual RSS feed and then continuously broadcasts the show out to anyone who subscribes.  Podcast hosts also maintain viewer statistics, blogs, web pages and a host of other tools and services for podcasters to broadcast, manage and promote their shows.  Wizzard’s management chose podcast hosting as the entry point for its new venture based on several factors:  1) consistent interaction with the podcasters, 2)   accurate download statistics - important to advertisers, 3) the insertion point for advertising into the RSS feeds, 4) hosting of podcast files for speech recognition purposes 5) hosting capabilities and expertise for other speech recognition and text to speech services not associated with podcasting.

     Wizzard Media is the newly launched division for our new media business.  Wizzard Media is focused on the podcasting industry and how speech technology, when incorporated into the podcasting mix, can have a significant impact on the industry while creating important opportunities for the monetization of podcasting content.  As the world's largest podcasting network, Wizzard Media currently broadcasts over sixty million (60M) podcast shows each month and is growing at a monthly rate of over 10% per month.   Combined, the newly acquired companies downloaded over 450 million podcast shows in 2006.  With the recently launched Mini Shuffle iPod and soon to be launched Apple TV and iPhone, we expect podcasting to continue to grow at the same rate for some time to come.  Several of the accomplishments of Wizzard Media in 2006 and early 2007 include:

*  Acquires Top Podcast Hosting Provider Switchpod.com

*  Podcast Downloads from Switchpod.com Reach 1.25 Million in September

*  Acquires Second Podcasting Company Blastpodcast.com

*  Harvard Extension School chooses Switchpod.com to Host Course Podcasts

*  Announces Launch of Audiobook Collection on the Switchpod Network

*  Announces 2.1 Million Podcast Downloads from Switchpod.com for November

*  Signs LOI to Acquire Libsyn - Largest Podcasting Hosting Service in the World

*  Announces Podcast Downloads from Switchpod.com surpass 3 Million in December

*  XA Interactive Signs to Expand Reach for Event Promotion with Podcasting

*  Press from Miami Herald, Chicago Tribune, INC Magazine, Redherring

*  Wizzard Media Closes Acquisition of Libsyn

*  Hilary Duff Teams with Wizzard Media for Podcast Distribution

     One third of the Top 25 ranked podcasts in their respective categories in iTunes are broadcast by Wizzard Media.  We broadcast over two million podcast episodes per day from 8,000 unique procast shows for a total of over ten million (10M) hours of monthly programming.  These podcasts are consumed by millions of people around the world creating what management believes to be a very compelling platform for brand advertisers.  We strongly believe that Wizzard Media is uniquely positioned to capture a significant portion of total advertising spending on podcasts as we offer a rich inventory of popular content, strong consumption statistics and geographically targeted advertising capabilities.  While there can be no future pricing guarantees, the podcasting industry is currently charging, and plans to continue to charge, between $.03 and $.05 per downloaded ad.  The ads tend to be no longer than 15 seconds and several ads can be inserted in one twenty minute episode.

     Today, podcasts are found by consumers in various fragmented directories based on the short description that the podcaster inputs to describe their content.  In order for viewers/listeners to find podcasts that are truly interesting to them they have to sort through long lists of shows.  In addition to turning text-based online content (blogs) into audio files for podcasting purposes, Wizzard is working to incorporate our highly accurate, server-based speech recognition technologies into the Wizzard Media network. Wizzard plans to simplify the search process by allowing audio and video podcasts to be automatically fed through its speech recognition system creating a transcript of each podcast. This feature will allow listeners to type in key words and find relevant podcasts based on the full content of each and every podcast episode.

     Using our new WizzScribe speaker independent speech recognition product we can transcribe podcasts and use the resulting text to better index podcasts with popular search engines, to provide transcriptions for interested parties, to search for explicit content for compliance purposes and to assist advertisers in matching their brands with the appropriate content.  With the rapid adoption of audio and video based content on the internet (Web 2.0), we see this new hosted speech recognition engine and text-to-speech service as a critical component in the monetization of audio/video businesses that are taking hold across the internet and around the world.

     Wizzard Media will be the catalyst for attracting sponsors and advertising opportunities for the podcasts we currently broadcast using speech recognition to match advertisers with very specific, engaging shows, catering to a wide variety of mainstream and niche markets.  Applying our geographical targeting capabilities we can find strong, relevant advertising opportunities for local businesses in addition to national brands, which is a significant revenue generating opportunity for Wizzard and for our content producers.  Advertisers and consumers alike want relevant, focused advertisements, something clearly lacking in today's digital media offerings, yet can be accomplished using our combined technologies and skills.  For example, if Ford Motor Company wants to advertise in all podcasts that discuss cars, a strategic search can be performed across the entire Wizzard Media network for all podcasts that discuss relative words at any place in the audio/video show, such as automobiles, trucks or minivans.  Using our dynamic advertisement insertion technology we can insert the ad in the front, the back or even at a very specific point inside the podcast where it is most relevant to the listener.  Management believes this fundamental new feature gives Wizzard Media a strong competitive advantage making it easier to attract advertisers and sponsors who want to successfully align their brand of products and services with high-value content and a targeted audience on our network. Management’s research shows that consumers don’t mind advertisements to support their favorite podcasts when those ads are interesting and relevant.

     Wizzard Media is considered the de facto leader in the podcasting distribution business and as we introduce our speech technologies to our hosting services, we strongly believe we will be strategically positioned to maximize revenue generation for the shows we broadcast.

2. Speech Technology and Services Group

     Wizzard Software's Speech Technology and Services Group sell’s and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T, as well as through our own internet marketing efforts through Google, Yahoo and other major internet search engines.

     The Technology & Services Group (T&S Group) is a cross divisional team within Wizzard that consists of the Technology and Services department (T&S), plus key members of Wizzard's development, MIS, and marketing groups. Together, we are working to implement our strategy to increase market share and brand awareness and become the preferred supplier of speech technologies and services for both domestic and international business developers.  The T&S Group plans to increase overall revenue by significantly expanding its customer base, product portfolio and customer reach through a continued focus on three imperatives: best technologies; best pricing; and responsive support.

     Over the course of 2006 our Speech Technology and Services Group helped many companies add speech technology to their products or services through our speech programming tools and consulting services.  The number of quarterly royalty reporting customers is growing each quarter and we have several customers who have the potential to require large volume licenses in the coming quarters.  We see interest in our products and services from industry segments such as emergency alerts, e-books, podcasting, telephony IVR and the healthcare market, while we maintain internet marketing efforts on Google, Yahoo and Apple websites.  Our speech offerings continue to make an impact in the assistive and education categories. Many leading developers of assistive and educational products have repeatedly chosen Wizzard as their source for text-to-speech technology. Higher Education and commercial offerings are using speech technology to provide accessibility of text books and learning materials to impaired students.  The increase in large, high profile customer adoption of our products, combined with the new, improved speech technology coming from our partners, plus the growing acceptance of enabling technologies like VoIP, wi-fi and podcasting, we remain very optimistic regarding the future of our Speech Technology & Services business.

     Some of the highlights for the Speech Technology & Services Group in 2006 include:

*     Expanded Distribution Agreement with IBM to Include Asia Pacific Region

*     e-Spindle Learning Inc wins Parents' Choice Award for Online Spelling Tutor

*     Harley Davidson and Electronic Arts both became Wizzard customers.

*     ASCOM  launched a parking machine system at Atlanta International Airport

*     GAI-Tronics launched Call Management System using AT&T Natural Voice

*     Evolve achieved Greater Than 98% Accuracy using IBM ViaVoice

*     Wizzard’s royalty reporting customers grew by 30% Quarter over Quarter

*     Wizzard continued to achieve a high level of "new" contract activity

*     Wizzard continued to see potentially large dictation and TTS port licensing prospects

     T&S Group continues to focus on our core Assistive Application and Medical Dictation markets and continues to add new customers in the ATM and Simulator categories throughout 2006 and into the first quarter of 2007.  Alert/broadcasting, which began to emerge as a customer category in 2005, has continued to grow and additional inroads have been made with TTS in the deployment and development of dictionary and game applications.  Significant prototyping activity has been accomplished in the dictation services industry using speech recognition and the protocol supportive attributes of our TTS offerings have been enhanced to support customer requests for large IVR type applications.

     In 2006 we announced a significant update to our server based text-to-speech offering which put us in a position for the first time to meet the needs of large call centers and other IVR specific markets.  This is a result of almost a year of internal discussions and planning and is one of the most strategic updates to our product offerings we've ever made.  Another announcement we made in 2006 is that of an extremely accurate, speaker-independent, server based speech recognition engine.  With the rapid adoption of audio and video based content on the internet (Web 2.0), we see this new speech recognition engine as a critical component for the monetization of the audio/video businesses that are taking hold across the internet and around the world.

     Management believes a shift in customer demand is underway from the purchase of stand alone speech engines to a more hosted services type offering.  We believe we are well positioned to capture the growing demand for hosted speech solutions with our recently announced server based text to speech offerings as well as our server based speaker independent speech recognition products.  With the recent acquisition of three hosting systems we now have the internal expertise and network platform to quickly begin offering hosted speech services.  Our first foray into a hosted speech solution was WizzTones for Skype.

     WizzTones for Skype was released to unexpected fanfare and garnered a significant amount of press.  To promote the product, we announced the release on Business Wire and placed the trial version on multiple download websites.  We were also able to secure a listing on the Skype site.  In March 2006, we created a Google AdWords campaign for WizzTones and almost immediately the number of visitors to the site tripled.  In the 4th quarter of 2006, Wizzard announced official Skype certification and a co-marketing deal with Skype for our WizzTones product.  We expect to expand our relationship with Skype in the early part of 2007 with the inclusion of WizzTones in the official Skype download.

3.   Speech Products Group - Healthcare

     Branded with the name "Rex," the Talking Prescription Bottle allows end-users to "hear" medication instructions when reading a medication label is not practical or possible.  There are several billion prescriptions filled each year in the U.S. and pharmaceutical errors create billions of dollars of additional medical spending with the number one error being identified as labeling problems and education. Using unique microprocessor electronics and Wizzard's advanced text-to-speech technology, pharmacists can automatically create a "talking" label while the traditional instruction label is being printed. At the push of a button, the prescription bottle talks to the patient, telling him or her the name of the medication, the dosage the patient should consume, the frequency of administration, refill instructions, warnings and other important information necessary to educate and help people take their prescription medication properly.

     Some of the Speech Products Group's Accomplishments in 2006 include:

*     University of Michigan obtains Federal Grant to dispense in Rex.

*     Inventables includes Rex in their Q1 2007 catalogue.

*     MedivoxRx testified before the Maryland Ways and Means Committee for Rex

*     MedivoxRx meets with Assemblymen from New York State to initiate legislation

*     MedivoxRx meets with Senator Clinton's staff to discuss VA adoption of Rex

*     One large nationwide pharmacy chain commits to a Rex pilot program

*     Received replenishment orders for various VA Hospital locations

*     Signed Griffin Hospital in Connecticut to carry Rex

*     Signed Arkansas School for the Blind and Delaware Association for the Blind

*     The Kaiser Permanente Northern California region has begun reordering

*     The Kaiser Permanente Southern California region has begun ordering

*     The Kaiser Permanente Colorado region to begin ordering in Q1, 2007

     In September of 2006, MedivoxRx announced that Kaiser Permanente will offer Rex-The Talking Prescription Bottle in 140 Northern California Kaiser Permanente pharmacies and health care facilities.  In all of these locations, Kaiser Permanente pharmacists will provide prescriptions to their patients in Rex talking bottles at no cost to the patient.  Kaiser Permanente is America's leading integrated health care organization.  Founded in 1945, it is a not-for-profit group practice program headquartered in Oakland, California. Kaiser Permanente serves more than 8.5 million members in nine states and the District of Columbia.

     Our Marketing department, working closely with the MedivoxRx Technologies group, achieved significant national media coverage for Rex in the third quarter of 2006.  In July, Rex made front page news in the San Diego Tribune Review with a story that focused on how Rex helped a local couple, both of whom are blind, to improve and make safe their medication routines.  Based on an announcement with TSSI, several morning shows in San Diego County produced segments on Rex, as did one evening news program.  Following the announcement with Kaiser Permanente, NBC 11 in San Francisco produced a news segment about Rex and how it is helping California's blind residents.  This story was widely distributed in the United States and appeared in over 39 markets and in most major U.S. cities coast to coast, including New York, Chicago, Las Vegas and Los Angeles.

     We plan to continue to work with legislators in several states that support legislation requiring pharmacies to carry assistive aid devices that help ensure patient safety.  We have received attention and support from members of Congress at the Federal and State levels in conjunction with the proposed legislation in Maryland.  With the positive end user and legislator reactions that we are receiving, we remain committed to our belief that the Talking Prescription Bottle will begin to achieve the success that we have envisioned from the onset.  We are continually challenging our sales and marketing strategies and our delivery of product to achieve better customer satisfaction, market share and operating results. The ability for the elderly and visually impaired to fully comprehend their prescription medication instructions is as necessary as ever as new drugs are constantly introduced to the market and medication combinations make following dosage instructions critical.

4.   Speech Services Group - Healthcare

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

It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.

     We believe that our speech technology (Talking Prescription Bottle, WizzScribe transcription service, MedOasis InfoPath forms, ViaVoice speech medical recognition, etc.) can make a significant impact on the bottom line of HHC agencies.  Both Wizzard's management and owners of our targeted home health care agencies believe that strong synergies exist among the services they offer, the compliances they must adhere to, the job functions of their workers, our Talking Prescription Bottle, various talking medical devices, WizzScribe transcription product, medical speech recognition dictation and form-fill applications. Currently, most nurses and health aides fill out mandatory paperwork by hand while owners of the home healthcare agencies continuously strive for timely and accurate data.  With a 10% to 25% rejection rate, and 25% to 50% of a worker's time spent filling out paperwork, having the ability to quickly collect and submit accurate data for payment forms and other aspects of the home healthcare business is a compelling proposition.  We believe that using your voice is the most efficient, accurate method for entering and retaining medical records in this thriving vertical market with almost no competition for us in speech technology implementations.

     Our home healthcare business continues to be a strong, strategic part of our business as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.  Although this has been a gradual process, we believe that we are building a solid business that will offer a complimentary package of new technology and traditional services.  Our people are our most important asset at Interim of Wyoming, and we will continue to invest in the development of our nurses, aids and staff while providing them with new speech-based applications to assist them in offering the best possible service for our referrers and the highest quality of care to our patients.  We are currently expanding our territory within the state of Wyoming as a result of the state's willingness to increase Medicaid payments by up to 30%, and we expect insurance providers within the state to follow suit.  Traditionally, the medical industry is the largest user of speech recognition, and we continue to see huge potential in applying our speech technologies to the home healthcare market so that our people can deliver the most cost effective, personal care possible.  Over time, we believe our business strategy will pay off, providing robust, balanced and steady growth.

     The State of Wyoming continues to show strong economic growth and while that increases Interim’s service population it does pose some particular challenges in the areas of recruitment and retention.  We are exploring possibilities for recruiting for persons in more depressed areas of the country looking for relocation possibilities.  Any results would be realized over the next several months and may not have immediate impact.  The staffing business has experienced results from the statewide sales promotional visits that occurred in third quarter of 2006.  Two healthcare organizations signed contracts with Interim HealthCare who have never conducted business with Interim in the past.  In the 4th quarter of 2006, the staffing business increased sales by 22.68% compared to the 4th Quarter of 2005.  Overall, our sales remain strong and the case mix of clients served remains consistent.

     General and Administrative

     --------------------------

     In 2006, management closed a subscription agreement by which three institutional investors purchased $2.375M in unsecured debt from the Company.  The subscription agreement, including notes and warrants if fully exercised, will bring the aggregate gross proceeds realized to approximately $6.23M for the Company.

     The Wizzard Internal System, which was created as an internal workflow system to run a substantial portion of Wizzard's internal operations, was updated and ten new modules were added in 2005, covering e-commerce credit card processing, purchase order streamlining, order entry and customer payment scheduling.  This system has made our workers more efficient, and management believes that as we refine the system, we will see an increase employee productivity.

     Research and Development

     ------------------------

     During the calendar years ended December 31, 2006 and 2005, the Company spent $76,150 and $69,089, respectively, on research and development.

     Necessary Material

     -------------------

     Beyond basic materials such as CD-ROMs, jewel cases that hold the CD-ROMs and printing, which are all readily available from multiple sources, we depend upon two speech recognition companies to license us their speech recognition engines.  It is these engines upon which we create our applications.  We do not foresee any difficulty in continuing to license these engines, due to the competitive market between their manufacturers.

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

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25 million or more.

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for “blank check” companies like our Company, and may make the use of these companies obsolete.

     We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

     We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     Employees

     ---------

     Currently, we have 25 full time employees and 12 contractors who spend a significant amount of their time working for Wizzard.

Item 2.  Description of Property.

         ------------------------

     Wizzard's offices are located at 5001 Baum Blvd., Suite 770, Pittsburgh, PA 15213.  They consist of approximately 3,100 square feet of space, which is rented for $3,925 per month.  The lease terminates on August 1, 2007.  Wizzard also maintains office in Casper, Wyoming for our Interim Healthcare operation which is rented for $4,750.  The lease in Casper terminates on June 1, 2007.

Item 3.  Legal Proceedings.

         ------------------

    Wizzard is involved in routine legal and administrative proceedings and claims of various types.  We have no material pending legal or administrative proceedings, other than as discussed below or ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any property is the subject.  While any proceeding or claim contains an element of uncertainty, management does not expect that any such proceeding or claim will have a material adverse effect on our results of operations or financial position.

     In September, 2006, we filed suit against a former employee for damages and for seeking an order for the former employee to cease and desist providing information to third parties in violation of a trade secret agreement.  The former employee has counter sued us, alleging interference of prospective business expectancy. Management is unable to predict the outcome of these claims, but believes it will not have a material impact on our results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

         ----------------------------------------------------

     During the fourth quarter of the calendar year ended December 31, 2006, we did not submit any matter to a vote of our security holders, whether through the solicitation of proxies or otherwise.

                                  PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

-----------------------------------------------

Market Information.

-------------------

      Our common stock is currently traded on the OTC Bulletin Board of the NASD under the symbol "WIZD."  We can not guarantee that the present market for our common stock will continue or be maintained. In addition, the sale of unregistered and restricted common stock pursuant to Rule 144, or of a total of 3,622,500 shares of common stock, underlying warrants, and shares issuable upon conversion of outstanding convertible notes, that we are currently in the process of registering for resale, may substantially reduce the market price of our common stock.  See the caption "Recent Sales of Unregistered Securities," below.

      The quarterly high and low closing bid prices for our shares of common stock since public trading of these shares for the last two years are as follows:

                                                  Bid*

                                                  ---

Quarter or period ending:               High                Low

-------------------------               ----                ---

January 1, 2005 through

March 31, 2005                          $2.76               $1.85

April 1, 2005 through

June 30, 2005                           $2.10               $1.40

July 1, 2005 through

September 30, 2005                      $2.25               $1.60

October 1, 2005 through

December 31, 2005                       $1.97               $1.54

January 1, 2006 through

March 31, 2006                          $2.03               $1.70

April 1, 2006 through

June 30, 2006                           $1.98               $1.60

July 1, 2006 through

September 30, 2006                      $1.83               $1.53

October 1, 2006 through

December 31, 2006                       $3.15**             $1.84**

     *  These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

     *  Reflects the payment of an 11 for 10 forward stock split on October 15, 2006.

Holders.

--------

     As of the date of this Report, we have about 371 stockholders.  This figure does not include an indeterminate number of stockholders who may hold their shares in street name.

Dividends.

----------

     We declared an 11 for 10 forward stock split on July 12, 2006 for the shareholders of record on October 15, 2006, which was distributed on October 31, 2006.  All references to stock issuances have been reflected in these financial statements.  We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans.

-------------------------------------------------------------------

                    Equity Compensation Plan Information

                    ------------------------------------

     The following information is provided as of December 31, 2006:

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

compen-

sation

plans

approved

by

security

holders

Equity         137,500                   $1.59                  19,795

compen-

sation

plans not

approved

by

security

holders

Total          137,500                   $1.59                  19,795

Recent Sales of Unregistered Securities.

-----------------------------------------

     We have issued the following restricted shares of common stock during the quarterly period ended December 31, 2006:

                       Date         Number of    Aggregate

Name of Owner          Acquired     Shares       Consideration

-------------          --------     ------       -------------

Alpha Capital AG        10-10-06    13,000       Services rendered

Bruce Phifer            10-24-06     5,500       Services rendered

Bradford Beilly         10-24-06    10,000       Services rendered

Patrick Grumbar         10-24-06     3,400       Services rendered

Bruce Phifer            10-24-06     5,500       Services rendered

Alpha Capital AG        10-31-06   236,359       Conversion of $250,000

                                                 principal and $21,813 interest

                                                 on convertible note

Whalehave Capital       11-16-06     4,550       Conversion of $20,000

                                                 principal and $869 interest

                                                 on convertible note

Jacob Fisher            11-16-06    10,000       Additional purchase price

                                                 for acquisition

Weinna Scott            11-16-06    10,000       Additional purchase price

                                                 for acquisition

IBIS Consulting         11-16-06    20,000       Services rendered

Alpha Capital AG        12-1-06    152,173       Conversion of $175,000

                                                 principal on convertible note

Lane Ventures           12-15-06    60,000       Services rendered

Meravision Inc          12-27-06    27,500       Acquisiton Blastpodcast

Alpha Capital AG        12-28-06   297,424       Exercise of 297,424

                                                 Warrants at $1.25 per share

Genesis Microcap        12-28-06    83,998       Exercise of 83,998

                                                 Warrants at $1.25 per share

Whalehaven Capital      12-29-06    49,500       Exercise of 49,500

                                                 Warrants at $1.36 per share

Use of Proceeds of Registered Securities

----------------------------------------

     During the quarterly period ended December 31, 2006, we received a total of $645,653 from the exercise of warrants for which the underlying shares were registered with the Securities and Exchange Commission.  All of these proceeds were applied toward working capital.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

-----------------------------------------------------------------------

     None; not applicable.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         ----------------------------------------------------------

Results of Operations.

----------------------

      2006 Compared to 2005

      ---------------------

     Wizzard derives it revenue from the sale of speech recognition and text-to-speech programming tools, distributable engines and speech related consulting services and support.  Additionally, Wizzard derives revenues through the sale of talking prescription bill bottles and the offering of home healthcare services through its wholly-owned subsidiary Interim Healthcare of Wyoming, Inc.  Wizzard plans to generate revenue entered the podcast hosting business in 2006 through two acquisitions and completed a third acquisition in the first quarter of 2007.  Wizzard plans to generate revenues in podcasting through unique advertising opportunities created by adding its WizzScribe speech recognition and other text-to-speech products to the Wizzard Media network.

     During 2006, Wizzard recorded revenues of $2,943,578, an increase of $1,249,503, or approximately 73%, from our revenues of $1,694,075 in 2005.  This increase was due primarily to the inclusion of our healthcare operation for a full year and in part to increased revenues from our talking pill bottle.

     During 2006, cost of goods sold was $1,879,463, an increase of $888,458, or approximately 90%, over the 2005 figure of $991,005.  This increase was due primarily to the inclusion of our healthcare operation for a full year, as well as increased payments for technical support.  Wizzard generated a gross profit of $1,064,115 in 2006, versus a gross profit of $703,070 in 2005, an increase of 51%.

     In 2006, Wizzard had operating expenses of $5,793,133, as compared to $5,163,209 in 2005, an increase of 12%.

     Selling expenses increased to $578,722 in 2006, from $457,636 in the prior year.  This increase of 26% is due primarily to the increased sales and marketing efforts for our entry into the podcast hosting industry.

     General and administrative expenses increased to $4,134,089 in 2006, from $3,150,259 in the prior year, an increase of 31%, due primarily to an increase in public relations services and an increase in wages due to the addition of personnel. Research and development expense increased to $76,150, from $69,089 in the prior year related to the development of our MRCP support for AT&T Natural Voices Server.

     Wizzard incurred non-cash legal, public relations and consulting fees of $1,724,633 in fiscal 2006, as compared to $1,668,966 in 2005.  Of this non-cash amount in fiscal 2006, the non-cash amount includes $1,048,200 for investor relations, $501,690 was for general and administrative expense, and $130,343 for selling expense. For fiscal 2005, $1,328,200 was for investor relations, $229,664 was for general and administrative expense, $111,132 for selling expense.  Due to the increased liquidity of its common stock traded on the OTC Bulletin Board exchange, Wizzard has been able to pay for valuable and sometimes critical services with restricted and unrestricted common stock.  This has helped us to use our cash for general and administrative operations.  For all such stock issuances, we valued the stock at the market price at the close of the day of issuance.  All related expense was recorded the same day.

     During 2006, the Company performed its annual test of impairment of goodwill and intangible assets by comparing the net carrying value including goodwill of the assets with the present value of future cash flows.  Fair value was estimated using the expected present value of discounted future cash flows of the businesses within Wizzard Software Corporation.  When making these estimates, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from those estimated.

     The result of the annual impairment test indicated that the carrying value of goodwill and intangible assets exceeded their implied fair value and an impairment charge of $289,670 was recorded in the consolidated statement of operations during 2006. All of the goodwill impaired relates to the acquisition of the assets of both Switchpod Technology and Blastpodcast Inc.

     Interest expense decreased to $184,421 in 2006, from $1,538,736 in 2005, due to the $1,400,000 discount on our $1,400,000 5% convertible note payable issued in 2005 related the conversion feature and warrants issued in connection with the convertible note payable.

     Net loss decreased 20% to $4,793,723 in 2006, as compared to a net loss of $5,966,862 in 2005.  Basic and diluted loss per common share was $0.14 in 2006, compared to $.020 in 2005.

Liquidity and Capital Resources.

--------------------------------

      2006 compared to 2005

      ---------------------

    Current assets at December 31, 2006 included $3,056,704 in cash and accounts receivable, an increase of $1,888,048 from our cash and accounts receivable of $1,168,656 at December 31, 2005.  On October 27, 2006, we closed a $2,375,000, 5% convertible note subscription agreement.

     During fiscal 2006, our operating activities used net cash of $1,468,125, as compared to $1,118,830 in net cash used by operating activities during 2005.

     In 2006, depreciation and amortization expense was $71,956, which was up from $44,889 in 2005. This increase was attributed to a full year of depreciation for our Interim Healthcare of Wyoming subsidiary.

     Net cash used in investing activities decreased to $21,914 in 2006, versus $496,581 in 2005.  During 2005, the Company paid $518,000 and issued 221,149 common shares to acquire Interim HealthCare of Wyoming, Inc.

     In 2006, net cash provided by financing activities increased to $3,305,830, from $2,038,986 in 2005.  Cash of $1,205,656 was provided by the issuance of common stock in 2006, less the payment of offering costs of $0; in 2005, these figures were $682,918 and $8,433, respectively.  In 2006, we received $2,375,000 in proceeds from convertible notes payable versus $1,400,000 in 2005.

     At December 31, 2006, the Company had working capital of $2,284,980, as compared to a working capital deficit of $303,800 at December 31, 2005.  This increase in working capital is due to cash provided by Financing Activities.  Specifically, the $2,375,000 in proceeds received from convertible notes payable, and the increase in net cash of $522,738 obtained from the issuance of common stock.  As mentioned in Note 2 to the accompanying financial statements, the Company has not yet been able to establish profitable operations and has not generated cashflows from operations, thus raising substantial doubt about its ability to continue as a going concern.  The Company has been successful over the past ten years in obtaining working capital and will continue to seek to raise additional capital from time to time as needed and until profitable operations can be established.

Off-Balance Sheet Arrangements

------------------------------

     None; not applicable

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

Item 7.  Financial Statements.

         ---------------------

WIZZARD SOFTWARE CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Balance Sheet, December 31, 2006                           F-3

Consolidated Statements of Operations, for the years

ended December 31, 2006 and 2005                                        F-4

Statement of Stockholders’ Equity for the years

ended December 31, 2006 and 2005                                 F-5 to F-7

Consolidated Statements of Cash Flows, for the years

ended December 31, 2006 and 2005                                F-8 to F-11

Notes to Consolidated Financial Statements                     F-12 to F-32

Gregory & Associates, LLC [Letterhead]

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

Pittsburgh, Pennsylvania 15213

We have audited the accompanying consolidated balance sheet of Wizzard

Software Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Wizzard Software Corporation and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with generally accepted accounting principles in the United States of America.

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

March 29, 2007

Salt Lake City, Utah

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

ASSETS

December 31, 2006
CURRENT ASSETS:
Cash	$ 2,685,068
Accounts receivable, net of $17,562 allowance	371,636
Inventory, net of $50,366 allowance	10,878
Prepaid expenses	47,487
Notes receivable	50,000
Total current assets	3,165,069
LEASED EQUIPMENT, net	107,880
PROPERTY AND EQUIPMENT, net	75,922
GOODWILL	945,795
OTHER ASSETS	3,582
Total assets	$ 4,298,248
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 337,758
Accrued expenses	376,776
Capital lease - current portion	37,813
Notes payable, net of discount of $2,267,400	107,600
Deferred revenue	20,142
Total current liabilities	880,089
CAPITAL LEASE, less current portion	81,411
Total liabilities	961,500
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized, 35,214,615 shares issued and outstanding	35,215
Additional paid-in capital	27,570,632
Accumulated deficit	(24,269,099)
Total stockholders' equity	3,336,748
Total liabilities and stockholders' equity	$ 4,298,248

See accompanying notes.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005
REVENUE		RESTATED
Software	$ 813,514	$1,012,091
Healthcare	2,130,064	681,984
Total Revenue	2,943,578	1,694,075
COST OF GOODS SOLD
Software	529,342	495,045
Healthcare	1,350,121	495,960
Total Cost of Goods Sold	1,879,463	991,005
Gross Profit	1,064,115	703,070
OPERATING EXPENSES
Selling expenses	578,722	457,636
General and administrative	4,134,089	3,150,259
Research and development	76,150	69,089
Extension and re-pricing of warrants	332,002	294,258
Impairment of goodwill	289,670	1,191,967
Total Expenses	5,410,633	5,163,209
LOSS FROM OPERATIONS	(4,346,518)	(4,460,139)
OTHER INCOEM (EXPENSE):
(Loss) on disposal of assets	-	(4,527)
Interest on income	14,664	36,540
Extension of note payable	(382,500)	-
Interest expense	(183,421)	(1,533,906)
Interest expense - related party	(1,000)	(4,830)
Other income	105,052	-
Total Other Income (Expense)	(447,205)	(1,506,723)
LOSS BEFORE INCOME TAXES	(4,793,723)	(5,966,862)
CURRENT INCOME TAX EXPENSE	-	-
DEFERRED INCOME TAX EXPENSE	-	-
NET LOSS	$(4,793,723)	$ (5,966,862)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.14)	$ (0.20)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	33,217,094	30,334,269

See accompanying notes.

WIZZARD SOFTWARE CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional Paid in	Accumulated (Deficit)
	Shares	Amount	Capital	RESTATED
Balance, December 31, 2004	28,703,837	$28,704	$13,884,153	$(13,508,514)
Acquisition of minority interest in Wizzard Delaware	865,893	866	1,191,101	-
Class B Warrants issued in connection with convertible note payable	-	-	308,989	-
Class A Warrants issued in connection with convertible note payable	-	-	516,827	-
Value of Beneficial Conversion Feature of Convertible notes payable	-	-	574,184	-
Stock issued upon exercise of warrants at Prices ranging from $1.15 to $1.55 per share	617,104	617	682,273	-
Acquisition of Interim Healthcare	221,149	221	385,785	-
Stock issued upon conversion of notes payable and $11,915 in accrued interest at $.50 per share	246,235	246	111,679	-
Compensation for warrant which were re-priced and had an extension of terms	-	-	294,258	-
Stock issued for services and other non-cash expenses at pricing ranging from $1.85 to $2.35 per share	813,527	814	1,465,433	-

Continued

WIZZARD SOFTWARE CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional Paid in	Accumulated (Deficit)
	Shares	Amount	Capital	RESTATED
Stock issued upon the exercise of options for services at pricing ranging from $1.82 to $2.44 per share	107,177	107	202,642	-
Stock issued upon conversion of notes payable and $56,892 in accrued interest at $1.36 per share	336,790	337	458,923	-
Stock issued for debt relief at $1.89 per share	27,605	28	47,404	-
Net loss	-	-	-	(5,966,862)
Balance, December 31, 2005	31,939,317	$31,940	$20,123,651	$(19,475,376)
Stock issued for consulting services	850,728	851	1,454,833	-
Stock issued upon exercise of options for services	154,995	154	268,796	-
Stock issued upon exercise of warrants	1,024,356	1,024	1,204,634	-
Compensation for warrants which were re-priced and terms extended	-	-	332,002	-
Stock issued upon conversion of notes payable and accrued interest	824,504	825	991,891	-
Stock issued related to the acquisition of Switchpod Technologies' assets	145,715	146	249,226	-

Continued

WIZZARD SOFTWARE CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional Paid in	Accumulated (Deficit)
	Shares	Amount	Capital	RESTATED
Stock issued upon extension of note payable	247,500	247	382,253	-
Stock issued related to the acquisition of assets of Blastpodcast	27,500	28	40,473	-
Warrants issued in connection with convertible note payable	-	-	1,406,604	-
Value of Beneficial Conversion feature of convertible notes payable	-	-	968,396	-
Non cash compensation	-	-	147,873	-
Net loss	-	-	-	(4,793,723)
Balance, December 31, 2006	35,214,615	$35,215	$27,570,632	$(24,269,099)

 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(4,793,723)	$(5,966,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	107,600	1,400,000
Compensation for extension of debt	382,500	-
Compensation for re-pricing and extension of Warrants	332,002	294,258
Stock for non cash expenses	1,724,636	1,668,966
Impairment of goodwill	289,670	1,191,967
Loss on disposal of assets	-	1,743
Non-cash compensation - options issued	147,873	-`
Depreciation and amortization expense	71,956	44,889
Change in allowance for bad debt	(57,176)	(58,084)
Change in allowance for slow moving inventory	(11,314)	53,789
Change in assets and liabilities:
Accounts receivable	(15,081)	125,626
Inventory	17,314	17,158
Prepaid expenses	(20,974)	44,224
Accounts payable	122,805	27,601
Accrued expense	264,649	62,098
Deferred revenue	6,832	(26,203)
Net Cash Used in Operating Activities	(1,430,431)	(1,118,830)
Cash Flows from Investing Activities:
Notes receivable	(50,000)	-
Purchase of property & equipment	(9,810)	(18,776)
Proceeds from sale of property & equipment	-	3,000
Acquisition of Switchpod	202	-
Acquisition of Interim	-	(480,805)
Net Cash Used in Investing Activities	(59,608)	(496,581)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	1,205,656	682,918
Proceeds from issuance of convertible note Payable	2,375,000	1,400,000
Payment of stock offering cost	-	(8,433)
Payments on capital lease	(35,250)	(10,423)
Payments on note payable	(239,576)	(25,076)
Net Cash Provided by Financing Activities	3,305,830	2,038,986
Net Increase (Decrease) in Cash	1,815,791	423,575
Cash at Beginning of Period	869,277	445,702
Cash at End of Period	$2,685,068	$869,277
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$14,938	$23,874
Income taxes	$-	$-

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the Year Ended December 31, 2006

On January 19, 2006, the Company issued 110,000 restricted common shares valued at $180,000 for consulting services.

On January 23, 2006, the Company issued 42,080 common shares upon the exercise of options valued at $70,389 to employees and non-employees for services rendered.

On January 23, 2006, the Company issued 8,250 restricted common shares valued at $13,800 for consulting services.

We declared an 11 for 10 forward stock split on July 12, 2006 for the shareholders of record on October 15, 2006, which was distributed on October 31, 2006.  All references to stock issuances have been reflected in these financial statements.

On March 23, 2006, the Company issued 55,628 common shares in payment of a $75,000 note payable and $854 of accrued interest.

On March 29, 2006, the Company issued 55,672 common shares in payment of a $75,000 note payable and $917 of accrued interest.

On April 20, 2006, the Company issued 97,153 common shares in payment of a $125,000 note payable and $7,482 of accrued interest.

On April 20, 2006, the Company issued 45,100 common shares upon the exercise of options valued at $75,850 to employees and non-employees for services rendered.

On May 12, 2006, the Company recorded a $179,107 expense for the re-pricing of 513,334 warrants to purchase common stock from an exercise price of $2.27 per share reduced to $1.09 per share.  The warrants were immediately exercised.

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

On July 12, 2006, the Company issued 125,714 restricted common shares valued at $204,572 to acquire the assets of Switchpod, where in, the Company acquired $202 in cash and $204,370 in goodwill. On November 16, 2006, the Company issued 20,000 restricted common shares valued at

$44,800 related to the acquisition of Switchpod for Switchpod attaining milestone 1.

During July, 2006, the Company issued 564,300 restricted common shares valued at $876,450 for investor relation services.

 (Continued)

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

On July 24, 2006, the Company issued 38,390 common shares upon the exercise of options valued at $57,585 to employees and non-employees for services rendered.

On October 24, 2006, the Company issued 27,500 common shares upon the exercise of options valued at $62,150 to non-employees for services rendered.

On October 31, 2006, the Company recorded a $98,480 expense for the re-pricing of 739,017 warrants to purchase common stock from an exercise price of $1.41 per share reduced to $1.25 per share.

During October, 2006, the Company issued 33,200 restricted common shares valued at $69,884 for consulting services.

During November, 2006, the Company issued 20,000 restricted common shares valued at $44,800 for consulting services.

On November 6, 2006, the Company issued 236,359 common shares in payment of a $250,000 note payable and $21,813 of accrued interest.

On November 9, 2006, the Company issued 18,147 common shares in payment of a $20,000 note payable and $869 of accrued interest.

On November 16, 2006, the company issued 20,000 restricted common shares valued at $44,800 for Switchpod attaining a milestone.

On November 17, 2006, the Company issued 45,416 common shares in payment of a $50,000 note payable and $2,229 of accrued interest.

On December 5, 2006, the Company issued 50,071 common shares in payment of a $55,000 note payable and $2,582 of accrued interest.

On December 5, 2006, the Company issued 152,173 common shares in payment of a $175,000 note payable.

On December 7, 2006, the Company issued 20,944 common shares in payment of a $23,000 note payable and $1,086 of accrued interest.

On December 8, 2006, the Company issued 20,036 common shares in payment of a $22,000 note payable and $1,042 of accrued interest.

On December 19, 2006, the Company issued 72,907 common shares in payment of an $80,000 note payable and $3,843 of accrued interest.

On December 27, 2006, the Company issued 27,500 restricted common shares valued at $40,500 to acquire the assets of Blastpodcast, where in, the Company recorded $40,500 in goodwill.

During December, 2006, the Company issued 60,000 restricted common shares valued at $186,600 for consulting services.

(Continued)

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

The Company issued Class A warrants valued at $731,853, Class B warrants      valued at $674,751 in connection with convertible notes payable. These convertible notes payable also had a beneficial conversion feature valued at $968,396.

The Company recorded a liability of $49,225 related to the acquisition of Interim for Interim attaining Phase I Incentive. The payment will be made with the issuance of additional shares of Common Stock valued at $36,919 and $12,306 in cash.  Had the stock been issued at December 31, 2006, 11,683 shares would have been issued, see footnote 14, Commitment and Contingencies.

During 2006, the company recorded $147,873 related to the vesting of certain stock options issued.

For the Year Ended December 31, 2005

The Company issued 865,893 shares of common stock valued at $1,191,967, for the acquisition of minority interest of Wizzard-Delaware. The $1,191,967 was recorded as goodwill which was impaired.

The Company issued Class B warrants valued at $308,989, Class A warrants valued at $516,827 in connection with convertible notes payable. These convertible notes payable also had a beneficial conversion feature valued at $574,184.

The Company issued 221,149 shares of common stock in connection with the acquisition of Interim Healthcare of Wyoming.

The Company issued 246,235 shares of common stock upon the conversion of $100,000 in notes payable and $11,925 of accrued interest.

The Company recorded $294,258 in expenses related to the re-pricing and extension of terms of certain warrants.

The Company issued 813,527 shares of common stock for non-cash expenses which totaled $1,466,247.

The Company issued 101,177 shares of common stock upon the exercise of options for services which totaled $202,749.

The Company issued 336,790 shares of common stock upon the conversion of $450,001 in notes payable and $56,892 of accrued interest.

The Company issued 27,605 shares of common stock for debt relief of $47,432.

See accompanying notes.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Wizzard Software Corporation ["Parent"], a Colorado corporation, was organized on July 1, 1998.  The Company operates in two industry segments, Software and Healthcare.  The Software segment engages primarily in the development, sale, and service of custom and packaged computer software products, and podcast hosting services.  The Healthcare segment operates primarily in the home healthcare and healthcare staffing services in Wyoming.  On April 9, 2004, Parent organized Wizzard Merger Corp., a New York corporation, to acquire and dissolve into the operations of MedivoxRx Technologies, Inc., a New York corporation, in a transaction accounted for as a purchase.  On September 8, 2005, Parent purchased all of the issued and outstanding shares of Interim Healthcare of Wyoming, Inc. ["Interim"], a Wyoming corporation, in a transaction accounted for as a purchase.

Consolidation - The financial statements presented reflect the accounts of Parent, MedivoxRx, and Interim.  All significant inter-company transactions have been eliminated in consolidation.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management made assumptions and estimates for determining reserve for accounts receivable, obsolete inventory and in determining the impairment of goodwill.  Actual results could differ from those estimated by management.

Reclassification – The financial statements for the period ended prior to December 31, 2006 have been reclassified to conform to the headings and classifications used in the December 31, 2006 financial statements.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At December 31, 2006, the Company had cash balances of $2,485,068 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2006, the Company has an allowance for doubtful accounts of $17,562 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2006 and 2005, the Company adjusted the allowance for bad debt by $(57,176) and $(58,084), respectively.

Inventory - Inventory consists of software, health care products and supplies and is carried at the lower of cost or market on a first in first out basis.

Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Leases - The Company accounts for leases in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases".  Leases that meet one or more of the capital lease criteria of SFAS No. 13 are recorded as a capital lease, all other leases are operating leases.

Goodwill and Definite-life intangible assets - Goodwill represented the excess of costs over the fair value of the identifiable net assets of businesses acquired.  Definite-life intangible assets consist of website development cost, patents, trademarks,  purchased rights to a Merchant Operating Understanding (for the distribution of the Company's products) and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc., and patents pending and trademarks acquired in the purchase of MedivoxRx Technologies, Inc.   The Company accounts for Goodwill and definite-life intangible assets in accordance with provisions of Statement of Financial Accounting Standards "SFAS" No. 142, "Goodwill and Other Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment.  SFAS No. 142 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies.  Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at December 31, 2006.

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

Fair Value of Financial Instruments - The fair value of cash, accounts receivable, note receivable, accounts payable and notes payable are determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due to their short-term maturities.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising Costs - Advertising costs are expensed as incurred and amounted to $125,341 and $92,475 for the period ending December 31, 2006 and 2005, respectively.

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

Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  For packaged software products the Company offers a 30 day right of return.  Provisions are recorded for returns, concessions, and bad debts and at December 31, 2006 and 2005 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided. Such items are included in net revenues and amounted to $ 28,549 and $16,250 at December 31, 2006 and 2005, respectively.

Healthcare - The Company recognizes revenue from the providing of healthcare services when the services are provided and collection is probable.  Revenue for the talking bottle is recognized when the product is shipped and collections are probable.

Podcast Hosting – The Company recognizes revenue from providing podcast hosting services when the services are provided and when collection is received.

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs, which totals $76,150 and $69,089 for the twelve months ended December 31, 2006 and 2005, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 9. Prior to January 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for awards made under the Company’s stock-based compensation plans.  Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the periods presented in the accompanying financial statements, the Company has granted options under its 2004, 2005 and 2006 defined stock option plans. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R.  Under this transition method, compensation expense recognized during the twelve months ended December 31, 2006 included:  (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006.  Accordingly, non-cash compensation cost of $416,822 has been recognized for the vesting of options granted to employees and directors in the accompanying statements of operations with an associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the twelve months ended December 31, 2006.  In accordance with the modified-prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R.  Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would not have changed.

Recently Enacted Accounting Standards - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 will not have a material impact on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company is required to adopt FIN 48 beginning in fiscal year 2007 and the impact that the adoption of FIN 48 will have on its financial statements and notes thereto is expected to be immaterial.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS No. 158 requires employers that sponsor defined benefit pension and postretirement benefit plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the statement of financial position will reflect the funded status of those plans as an asset or liability.  Additionally, employers are required to measure the funded status of a plan as of the date of its year-end statement of financial position.  SFAS No. 158 will have no impact on the Company’s financial statements.

Restatement - The financial statements have been restated to record $8,216 in payroll liabilities associated with stock issued to employees during 2005.  The effect on the financial statements increased accumulated deficit by $8,216 and increased general and administrative expense from $3,142,043 to $3,150,259 and increased the net loss from $5,958,646 to $5,966,862 for the year ended December 31, 2005. The restatement had no effect on the stated net loss per share for the year ended December 31, 2005.  On October 31, 2006, the Company affected an 11 for 10 forward stock split.  All references to stock issuances and per share data have been reflected in these financial statements.

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

NOTE 3   ACQUISITION

On July 12, 2006, Parent acquired assets of Switchpod Technologies “Switchpod” pursuant to a Purchase Agreement signed July 12, 2006. The agreement called for Parent to issue 125,715 shares of common stock valued at $204,572 for the assets of Switchpod Technologies.  The financial statements include the operations of Switchpod Technologies from July 12, 2006 through December 31, 2006. The Company acquired the assets of Switchpod with the intention of diversifying the Company's operations into other industries.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   ACQUISITION - continued

Contingent incentives - As part of the Switchpod acquisition, the Company agreed to issue additional shares of common stock upon Switchpod obtaining certain milestones. The first incentive would include the seller to receive an additional 75,000 “unregistered” and “restricted” common shares if Switchpod reaches 5,000,000 podcast downloads per month by May 31, 2007.  The second incentive would include the seller to receive an additional 12,500 “unregistered” and “restricted” common shares per month up to a maximum of 200,000 common shares, if during the second year following the completion of the acquisition, Switchpod delivers 1,000,000 podcast downloads per month in excess of the number of podcast downloads per month as of May 31, 2007 or 5,000,000 podcast downloads per months.

On September 8, 2006, Parent acquired the assets of Blastpodcast Inc. pursuant to a Purchase Agreement signed September 8, 2006. The agreement called for Parent to issue 27,500 shares of common stock valued at $40,500 for the assets of Blastpodcast Inc.  The financial statements include the operations of Blastpodcast Inc. from September 8, 2006 through December 31, 2006. The Company acquired the assets of Blastpodcast Inc. with the intention of further diversifying the Company's operations into the podcast hosting industry.

On September 8, 2005, Parent acquired Interim Health Care of Wyoming pursuant to a Stock Purchase Agreement signed September 8, 2005. The agreement called for Parent to pay $518,000 and to issue 221,149 shares of common stock valued at $386,006 for 100% of the outstanding stock of Interim Health Care of Wyoming. The financial statements include the operations of Interim from September 8, 2005 through December 31, 2005.

Contingent incentives   As part of the Interim of Wyoming, Inc. acquisition, the Company agreed to issue additional shares of common stock upon Interim achieving certain financial results. Phase I incentives would include the seller to receive an additional payment of two (2) times the Interim EBITDA for the year ended September 30, 2006, based upon the amounts that exceeds the Interim EBITDA for the year ended December 31, 2004. Twenty-five percent of which will be paid in cash and seventy-five percent paid in stock.  As of December 31, 2006, the company recorded a liability $49,225 for Interim attaining the Phase I Incentive.  Under the Phase I Incentive, seventy-five percent of the incentive is to be paid in stock.  Had the stock been issued at December 31, 2006, at a closing market price of $3.16, the Company would have issued an additional 11,683 shares of restricted common stock.

Phase II incentives include the seller to receive an additional payment of two times the EBITDA for the year ended September 30, 2007, based upon the amount that exceeds the Interim EBITDA for the year ended September 30, 2006. Twenty-five percent of which will be paid in cash and seventy-five percent paid in stock.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   ACQUISITION - continued

The following unaudited proforma information summarizes the estimated fair values of the assets acquired and the liabilities:

	Switchpod	Blastpodcast	Interim
Cash	202	-	$34,653
Accounts receivable	-	-	389,705
Inventory	-	-	1,130
Property & Equipment	-	-	177,478
Accounts payable	-	-	(79,644)
Accrued expenses	-	-	(63,466)
Note payable	-	-	(250,000)
Capital lease obligation	-	-	(162,906)
Deferred revenue	-	-	(39,514)
Net estimated fair value of assets acquired	202	-	7,436
Goodwill	204,370	40,500	896,570
Purchase Price	$204,370	40,500	904,006

     The following unaudited proforma information summarizes the estimated results of operations as if the acquisitions had occurred at the beginning of the period presented:

                                                         For the Year

                                                            Ended

                                                         December 31,

                                                   ____________________

                                                    2006        2005

                                                 ----------- ----------

    Net revenues                                $2,952,658  $3,027,160

                                                 ----------- ----------

    Net loss                                   $(4,945,519)$(5,961,572)

                                                 ----------  ----------

    Loss per common share                       $     (.15) $     (.20)

                                                 ----------  ----------

NOTE 4   INVENTORY

The following is a summary of inventory at December 31, 2006:

        Raw materials                                       $   50,356

        Finished goods                                          10,888

        Less: Allowance for obsolete inventory                 (50,366)

                                                            ----------

                                                            $   10,878

                                                            ----------

During the year ended December 31, 2006, the Company reduced the allowance by $11,314.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

                                                          December 31

                                             Life            2006

                                                          __________

     Furniture, fixtures and equipment       2   10 yrs   $  177,833

     Production molds                          3 yrs          47,710

     Software                                 2   5 yrs       11,964

                                                          ----------

                                                             237,507

    (Less) Accumulated Deprecation                          (161,585)

                                                          ----------

    Property & Equipment, net                             $   75,922

                                                          ----------

Depreciation expense for the year ended December 31, 2006 and 2005 was $39,992 and $37,640, respectively.

The following is a summary of leased equipment at:

                                                            December 31

                                                  Life          2006

                                                             __________

          Leased Equipment                        5.25 Yrs $   223,750

          Less:  Accumulated Depreciation                     (115,870)

                      Net Leased Equipment                  $  107,880

Amortization expense for the year ended December 31, 2006 and 2005 was $31,964 and $7,249, respectively.

NOTE 6   GOODWILL / DEFINITE-LIFE INTANGIBLES ASSETS

Intangible Assets - The Company classifies its intangible assets as definite-life intangible assets and amortizes them on a straight-line basis over their estimated useful lives.  Amortization expense of $0 was recorded for the year ended December 31, 2006 and 2005.

Goodwill - On September 8, 2005, the Company recorded goodwill of $896,570 in connection with the acquisition of Interim Health Care of Wyoming as the purchase price of $904,006 exceeded the $7,436 net book value of the assets acquired.  On December 31, 2006, the company recorded additional goodwill of $49,225 in connection with the Phase I Incentives.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   GOODWILL / DEFINITE-LIFE INTANGIBLES ASSETS - Continued

On July 12, 2006, the Company recorded goodwill of $204,370 in connection with the purchase of the assets of Switchpod Technology.  The purchase price of $204,572 exceeded the $202 of assets acquired.  On December 31, 2006, the company recorded additional goodwill of $44,800 upon issuance of 20,000 shares of common stock.

On September 8, 2006, the Company recorded goodwill of $40,500 in connection with the purchase of the assets of Blastpodcast Inc.

The following is a summary of goodwill:

                                                       For the Year

                                                           Ended

                                                        December 31,

                                                      2006       2005

  Goodwill at beginning of period                $  896,570     $    -

  Goodwill from acquisition of

  Switchpod Technology                              249,170          -

  Goodwill from acquisition

  Blastpodcast Inc.                                  40,500          -

  Additional goodwill for attainment

  of Phase I Incentive – Interim                     49,225          -

  Goodwill from acquisition of 5%

  Minority interest                                       -  1,191,967

  Goodwill from acquisition of Interim                    -    896,570

  Impairment of goodwill                           (289,670)(1,191,967)

                                                 -----------  ---------

  Goodwill at end of period                       $ 945,795  $ 896,570

                                                 -----------  ---------

Impairment - During 2006 and 2005, the Company performed its annual test of impairment of goodwill and intangible assets by comparing the net carrying value including goodwill of the assets with the present value of future cashflows. Fair value was estimated using the expected present value of discounted future cash flows of the businesses within Wizzard Software Corporation.  When making these estimates, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from those estimated.

The result of the annual impairment test indicated that the carrying value of $289,670 and $1,191,967 in goodwill exceeded their implied fair value, and an impairment charge was recorded in the consolidated statement of operations. The goodwill impaired for 2006 relates to the acquisitions of Switchpod Technology and Blastpodcast Inc.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7  NOTES PAYABLE

On February 8, 2005, the Company closed a Subscription Agreement by which three institutional investors purchased a)promissory notes having a total principal amount of $1,400,000, convertible into shares of the Company's common stock at a price of $1.36 per share, and bearing an annual interest rate of five percent; b)Class A Warrants to purchase a total of 513,334 shares of common stock at a price of $2.27 per share, exercisable for three years; and c)Class B Warrants to purchase a total of 1,026,667 shares of common stock at a price of $1.36 per share, exercisable until 150 days after the effective date of the Registration Statement. The fair value of the beneficial conversion feature and Class A and Class B warrants were reduced on a pro-rata basis to the $1,400,000 proceeds received from the subscription and recorded as a discount against the note. During 2006, the Company issued 824,506 common shares to payoff the remaining $950,000 in principal and $42,717 in related accrued interest.

On October 27, 2006, the Company closed a Subscription Agreement by which three institutional investors purchased a) a 5% convertible notes payable having a total principal amount of $2,375,000, convertible into  common shares of the Company at $2.00 per share and maturing April 27, 2008; b) Class A Warrants to purchase a total of 593,750 shares of common stock, at $2.50 per share, exercisable for three years, and c)Class B Warrants to purchase a total of 1,187,500 shares of common stock at $2.00 per share, exercisable until 180 days after the effective date of the Registration Statement. As the conversion price for the note was below the fair value of the common stock on the date issued, the Company recorded a discount on the note for beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5. The fair value of the beneficial conversion feature and Class A and Class B warrants were reduced on a pro-rata basis to the $2,375,000 proceed received from the subscription and recorded as a discount against the note.  The $2,375,000 discount is being amortized as interest expense over the term of the note. As of December 31, 2006, the Company has amortized $107,600 of the discount with the remaining $2,267,400 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.

The Class A Warrants and Class B Warrants were valued using the Black-Scholes pricing model using the following weighted average assumptions 77.19% volatility, 1.33 years expected life, 5.08% risk free interest rate and expected dividend yield of zero.

NOTE 8   CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2006, no shares were issued and outstanding.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $0.001 par value. As of December 31, 2006, 35,214,615 shares were issued and outstanding.

We declared an 11 for 10 forward stock split on July 12, 2006 for the shareholders of record on October 15, 2006, which was distributed on October 31, 2006.  All references to stock issuances have been reflected in these financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   CAPITAL STOCK - continued

During January 2005, the Company issued 865,893 shares of common stock valued at $1,191,967, for the acquisition of minority interest of Wizzard-Delaware. The $1,191,967 was recorded as goodwill which was impaired.

During February 2005, the Company issued Class B warrants valued at $308,989, Class B warrants valued at $516,827 in connection with convertible notes payable. These convertible notes payable also had a beneficial conversion feature valued at $574,184.

During September 2005, the Company issued 221,149 shares of common stock in connection with the acquisition of Interim Heathcare of Wyoming, Inc.

During 2005, the Company issued 617,104 shares of common stock upon the exercise of warrants at prices ranging from $1.15 to $1.55.

During 2005, the Company issued 246,235 shares of common stock upon the conversion of $100,000 in notes payable and $11,925 of accrued interest.

During December 2005, the Company recorded $294,258 in expenses related to the re-pricing and extension of terms of certain warrants.

During 2005, the Company issued 813,527 shares of common stock for services which totaled $1,466,247.

During 2005, the Company issued 107,177 shares of common stock upon the exercise of options for services which totaled $202,749.

During 2005, the Company issued 336,790 shares of common stock upon the conversion of $450,001 in notes payable and $56,892 of accrued interest.

During 2005, the Company issued 27,605 shares of common stock for debt relief of $47,432.

On January 19, 2006, the Company issued 110,000 restricted common shares valued at $180,000 for consulting services.

During 2006, the Company issued 1,024,356 shares of common stock upon exercise of warrants at pricing ranging from $1.09 to $1.36 per share.

On January 23, 2006, the Company issued 42,080 common shares upon the exercise of options valued at $70,389 to employees and non-employees for services rendered.

On January 23, 2006, the Company issued 8,250 restricted common shares valued at $13,800 for consulting services.

On March 23, 2006, the Company issued 55,628 common shares in payment of a $75,000 note payable and $854 of accrued interest.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   CAPITAL STOCK – continued

On March 29, 2006, the Company issued 55,672 common shares in payment of a $75,000 note payable and $917 of accrued interest.

On April 20, 2006, the Company issued 97,153 common shares in payment of a $125,000 note payable and $7,482 of accrued interest.

On April 20, 2006, the Company issued 45,100 common shares upon the exercise of options valued at $75,850 to employees and non-employees for services rendered.

On May 12, 2006, the Company recorded a $179,107 expense for the re-pricing of 513,334 warrants to purchase common stock from an exercise price of $2.27 per share reduced to $1.09 per share.  The warrants were immediately exercised.

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

On July 12, 2006, the Company issued 125,714 restricted common shares valued at $204,572 to acquire the assets of Switchpod, where in, the Company acquired $202 in cash and $204,370 in goodwill. On November 16, 2006, the Company issued 20,000 restricted common shares valued at $44,800 related to the acquisition of Switchpod for Switchpod attaining a milestone.

During July, 2006, the Company issued 565,300 restricted common shares valued at $876,450 for investor relation services.

On July 24, 2006, the Company issued 38,390 common shares upon the exercise of options valued at $57,585 to employees and non-employees for services rendered.

On October 24, 2006, the Company issued 27,500 common shares upon the exercise of options valued at $62,150 to non-employees for services rendered.

On October 31, 2006, the Company recorded a $98,480 expense for the re-pricing of 739,017 warrants to purchase common stock from an exercise price of $1.41 per share reduced to $1.25 per share.

During October, 2006, the Company issued 33,200 restricted common shares valued at $69,884 for consulting services.

During November, 2006, the Company issued 20,000 restricted common shares valued at $44,800 for consulting services.

On November 6, 2006, the Company issued 236,359 common shares in payment of a $250,000 note payable and $21,813 of accrued interest.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   CAPITAL STOCK – continued

On November 9, 2006, the Company issued 18,147 common shares in payment of a $20,000 note payable and $869 of accrued interest.

On November 16, 2006, the company issued 20,000 restricted common shares valued at $44,800 for Switchpod attaining a milestone.

On November 17, 2006, the Company issued 45,416 common shares in payment of a $50,000 note payable and $2,229 of accrued interest.

On December 5, 2006, the Company issued 50,071 common shares in payment of a $55,000 note payable and $2,582 of accrued interest.

On December 5, 2006, the Company issued 152,173 common shares in payment of a $175,000 note payable.

On December 7, 2006, the Company issued 20,944 common shares in payment of a $23,000 note payable and $1,086 of accrued interest.

On December 8, 2006, the Company issued 20,036 common shares in payment of a $22,000 note payable and $1,042 of accrued interest.

On December 19, 2006, the Company issued 72,907 common shares in payment of an $80,000 note payable and $3,843 of accrued interest.

On December 27, 2006, the Company issued 27,500 restricted common shares valued at $40,500 to acquire the assets of Blastpodcast, where in, the Company recorded $40,500 in goodwill.

During December, 2006, the Company issued 60,000 restricted common shares valued at $186,600 for consulting services.

The Company issued Class A warrants valued at $731,853, Class B warrants      valued at $674,751 in connection with convertible notes payable. These convertible notes payable also had a beneficial conversion feature valued at $968,396.

The Company recorded a liability of $49,225 related to the acquisition of Interim for Interim attaining Phase I Incentive. The payment will be made with the issuance of additional shares of Common Stock valued at $36,919 and $12,306 in cash.  Had the stock been issued at December 31, 2006, 11,683 shares would have been issued, see footnote 14, Commitment and Contingencies.

During 2006, the company recorded $147,873 related to the vesting of certain stock options issued.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   STOCK OPTIONS & WARRANTS

2006 Stock Option Plan   During 2006, the Board of Directors adopted a Stock Option Plan ("2006 Plan").  Under the terms and conditions of the 2006 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2006 Plan may not exceed 137,500.  At December 31, 2006, no options were available to be granted under the 2006 Plan.  During the year ended December 31, 2006, the Company granted 137,500 options.

2005 Stock Option Plan   During 2005, the Board of Directors adopted a Stock Option Plan ("2005 Plan").  Under the terms and conditions of the 2005 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2005 Plan may not exceed 220,000.  At December 31, 2006, total options available to be granted under the 2005 Plan totaled 19,795.  During the years ended December 31, 2006 and 2005, the Company granted 154,995 and 45,210 options, respectively, which were immediately exercised for service valued at $268,949 and $74,802, respectively.

2004 Stock Option Plan   During 2004, the Board of Directors adopted a Stock Option Plan ("2004 Plan").  Under the terms and conditions of the 2004 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2004 Plan may not exceed 220,000.  At December 31, 2006, total options available to be granted under the 2004 Plan totaled 1,100.  During the years ended December 31, 2006 and 2005, the Company granted 0 and 61,967 options, respectively, which were immediately exercised for services valued at $0 and $127,947, respectively.

The fair value of option grants during the years ended December 31, 2006 and 2005 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the years ended December 31, 2006 and 2005 were as follows:

                                                   2006           2005

                 Dividend yield                     0%            0%

                 Expected life                     5 yrs          0 yrs

                 Expected volatility               94.9%           0%

                 Risk-free interest rate           4.86%          3.2%

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of options granted at December 31, 2006, and changes during the period then ended are as follows:

                                             For the Year Ended

                                              December 31, 2006

                               -----------------------------------------------

                                                       Weighted

                                           Weighted     Average

                                            Average    Remaining     Aggregate

                                           Exercise   Contractual    Intrinsic

                                Shares      Price        Term           Value

                               --------- ----------- -------------- ----------

Outstanding at beginning of period    -    $      -           -              -

Granted                         292,495         .75   4.4 years        215,875

Exercised                      (154,995)          -           -              -

Forfeited                             -           -           -              -

Expired                               -           -           -              -

                               --------   ---------  -------------- ----------

Outstanding at end of period    137,500        1.59   9.4 years        215,875

Vested and expected to vest

in the future                   137,500        1.59   9.4 years        215,875

                               --------   ---------  -------------- ----------

Exercisable at end of period     22,000        1.59   9.4 years         34,540

                               --------   ---------  -------------- ----------

Weighted average fair value of

Options granted                 137,500       $1.59   9.4 years        215,875

                               --------   ---------  -------------- ----------

The Company had no non-vested options at the beginning of the period.  At December 31, 2006 the Company had 115,500 non-vested options at $1.59 resulting in an unrecognized compensation expense of $47,090, which will be expensed during the first quarter of 2007.

The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $215,875 and $0 respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2006 and 2005 (for outstanding options), less the applicable exercise price.

A summary of the status of the warrants granted is presented below for the twelve months ended:

                     December 31, 2006         December 31, 2005

               --------------------------  -----------------------

                        Weighted Average        Weighted Average

                  Shares       Exercise      Shares       Exercise

                                 Price                       Price

               --------------------------  -----------------------

Outstanding at

  beginning of

  period          1,923,105     $1.79           864,791     $1.41

  Granted         2,294,583      2.19         1,697,422     $1.83

  Exercised      (1,024,357)     1.18          (639,108)    $1.38

  Forfeited               -         -                 -         -

  Expired                 -         -                 -         -

               --------------------------  -----------------------

Outstanding at end

  of period       3,193,331     $2.05          1,923,105     $1.79

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS AND WARRANTS (Continued)

During December 2005, the Company re-priced 513,334 of the Class B warrants issued in connection with the $1,400,000 subscription agreement from an exercise price of $1.36 to $1.15 and recorded $163,333 in compensation expense. The warrants were immediately exercised.  Also, during December 2005, the Company extended the life of the remaining 513,334 Class B warrants one year and recorded compensation expense of $130,925.

During May 2006, the Company re-priced 513,334 warrants from an exercise price of $2.27 to $1.09 and recorded $179,107 in compensation expense.

During October 2006, the Company re-priced 739,017 warrants from and exercise price of $1.41 to $1.25 and recorded $98,480 in compensation expense.

During December 2006, the Company extended the expiration of 157,420 warrants from December 14, 2006 to June 14, 2007 and recorded $54,415 in compensation expense.

NOTE 10   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2006 operating loss carryforwards of approximately $18,300,000 which may be applied against future taxable income and which expires in various years through 2026.

The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $6,200,000 as of December 31, 2006, with an offsetting valuation allowance of the same amount.

NOTE 11   LEASES

Capital Lease - The Company is leasing equipment on a 63-month capital lease terminating in August 2008. Monthly payments of $3,750 began in June 2003 and a payment of $54,688 is due at termination. At December 31, 2006, the Company had recorded equipment on capital lease at $223,750 with related accumulated depreciation of $115,870. During the year ended December 31, 2006 and 2005, depreciation expense for equipment on capital lease amounted to $31,964 and $7,249, respectively, and has been included in depreciation expense.  During the year ended December 31, 2006 and 2005, interest expense on capital lease obligation amounted to $9,750 and $3,789, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11   LEASES - Continued

Future minimum capital lease payments are as follows for the twelve-month periods ended December 31:

       2007                                                      45,000

       2008                                                      84,688

                                                              _________

     Total minimum lease payments                               129,688

     Less amount representing interest                          (10,464)

                                                              _________

     Present value of minimum lease payments                    119,224

     Less current portion                                       (37,813)

                                                              _________

                                                              $  81,411

                                                              _________

Operating Lease - The Company leases office space, in Pennsylvania, under an operating lease agreement, which calls for monthly payments of $3,925 and expires on August 1, 2007. The Company leases additional office space, in Casper, Wyoming from the former owner of Interim Healthcare of Wyoming, Inc. and current shareholder and employee, under an operating lease agreement, which calls for monthly payments of $4,750 and expires on June 1, 2007.

The future minimum lease payments for non-cancelable operating leases as of December 31, 2006 are as follows:

        Year ending December 31,                        Lease Payments

             2007                                                51,225

             2008                                                     -

             Thereafter                                               -

                                                         ______________

       Total Minimum Lease Payments                      $       51,225

Lease expense charged to operations was $103,128 and $75,340 for the years ended December 31, 2006 and 2005, respectively.

NOTE 12   LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the years ended December 31,:

                                                     2006           2005

  Loss from continuing operations

  available to common shareholders (numerator)  $(4,793,723)    $(5,966,862)

                                                ------------    ------------

  Weighted average number of common

  shares outstanding during the period

  used in loss per share (denominator)           33,217,094      30,334,269

                                                 -----------     -----------

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   LOSS PER SHARE - Continued

At December 31, 2005, the Company had 1,923,105 warrants outstanding to purchase common stock of the Company at prices ranging from $1.36 to $3.41 per share, and a convertible note payable which may be converted into approximately 633,000 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

At December 31, 2006, the Company had 137,500 options to purchase common stock of the Company at $1.59 per share, and 3,193,331 warrants outstanding to purchase common stock of the Company at $01.25 to $3.41 per share and a convertible note payable wherein the holder could convert the note into a minimum of 1,187,500 shares of common stock; which were not included in the loss per share computation because their effect would be anti-dilutive. See Note 16 for subsequent issuances of common stock and common stock equivalents.  The Company may be obligated to issue additional shares in connection with the acquisitions of Switchpod Technology and Interim Health Care of Wyoming, Inc. (See Note 14).

NOTE 13   CONCENTRATION OF REVENUES

During the year ended December 31, 2006 and 2005, 17% and 33%, respectively, of the Company's revenue was derived from the sale of AT&T's OEM Natural Voices desktop products.

During the year ended December 31, 2006 and 2005, 10% and 24%, respectively, of the Company's revenue was derived from the sale of IBM's OEM ViaVoice desktop products.

NOTE 14   COMMITMENTS & CONTINGENCIES

The Company is from time to time involved in routine legal and administrative proceedings and claims of various types.  While any proceedings or claim contains an element of uncertainty, Management does not expect a material impact on our results of operations or financial position.

Agreements  In connection with the agreement with AT&T to sell AT&T's OEM Natural Voices desktop product licenses, the Company is required to make minimum purchases of $125,000 per each six month period beginning  July 2004 through June 2007.

In connection with the agreement with IBM to sell IBM's OEM ViaVoice desktop products licenses, the Company is required to make minimum purchases of $12,500 per quarter beginning July 2003 through June 2007.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14   COMMITMENTS & CONTINGENCIES - Continued

Contingent Consideration for the Acquisition of Interim Health Care of Wyoming, Inc.   As part of the Interim of Wyoming, Inc. acquisition, the Company agreed to issue additional shares of common stock upon Interim achieving certain financial results. Phase I incentives would include the seller to receive an additional payment of two (2) times the Interim EBITDA for the year ended September 30, 2006, based upon the amounts that exceeds the Interim EBITDA for the year ended December 31, 2004. Twenty-five percent of which will be paid in cash and seventy-five percent paid in stock.  As of December 31, 2006, the company recorded a liability of $49,225 for Interim attaining the Phase I Incentive.  Under the Phase I Incentive, seventy-five percent of the incentive is to be paid in stock.  Had the stock been issued at December 31, 2006, at a closing market price of $3.16, the Company would have issued an additional 11,683 shares of restricted common stock.

Phase II incentives include the seller to receive an additional payment of two times the EBITDA for the year ended September 30, 2007, based upon the amount that exceeds the Interim EBITDA for the year ended September 30, 2006. Twenty-five percent of which will be paid in cash and seventy-five percent paid in stock.

Contingent Consideration for the Acquisition of the assets of Switchpod Technology   As part of the Switchpod acquisition, the Company agreed to issue additional shares of common stock upon Switchpod obtaining certain milestones. The first incentive would include the seller to receive an additional 75,000 “unregistered” and “restricted” common shares if Switchpod reaches 5,000,000 podcast downloads per month by May 31, 2007.  The second incentive would include the seller to receive an additional 12,500 “unregistered” and “restricted” common shares per month up to a maximum of 200,000 common shares, if during the second year following the completion of the acquisition, Switchpod delivers 1,000,000 podcast downloads per month in excess of the number of podcast downloads per month as of May 31, 2007 or 5,000,000 podcast downloads per month.

NOTE 15   SEGMENT REPORTING

The Company's operations are divided into two independent segments, software and healthcare. The Company does not have any inter-segment revenues and the Company uses the same accounting principles used to prepare the consolidated financial statements for both operating segments.

At December 31, 2006, all of the Company’s assets, except approximately $2,500 of inventory, are located within the United States of America.

Software - The Company obtains revenues from the development, sale and service of custom and packaged computer software products at the time the product is shipped and collections are likely.

Healthcare - The Company obtains revenue from the development, sale and service of the talking prescription pill bottle and healthcare services at the time the services are rendered and collections are likely.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15   SEGMENT REPORTING - Continued

The following is a summary of the Company's operations by segment for the year ended December 31, 2006 and 2005:

2006 2005

                             --------------------------------     ---------------------------------

                              Software  Healthcare     Total       Software   Healthcare     Total

                              --------  ----------  ----------   ----------   ----------  ---------

Net revenues                  $813,514  $2,130,064  $2,934,578   $1,012,091     $681,984 $1,694,075

Cost of sales                  529,342   1,350,121   1,879,463      495,044      495,961    991,005

General and

  Administrative             3,510,150     623,939   4,134,089    1,224,661    2,219,856   3,444,517

Selling                        362,400     216,322     578,722      183,846      273,790    457,636

Research and

Development                     75,393         757      76,150       58,795       10,294     69,089

Compensation for:

   Re-pricing warrants         332,002           -     332,002            -            -          -

   Extension of note           382,500           -     382,500            -            -          -

Impairment of goodwill/

   Intangibles                 289,670           -     289,670    1,191,967            -  1,191,967

Other income                    81,716      38,000     119,716            -       36,540      36,540

Interest expense               174,829       9,592     184,421    1,519,692       19,044  1,538,736

Loss on disposal of

   Assets                            -           -           -        4,527            -      4,527

Income tax benefit/(expense)         -           -           -            -            -          -

                              --------  ----------  ----------   ----------   ----------  ---------

Net Income (loss)          $(4,761,056)    $32,667 $(4,793,723)$(3,666,441)$(2,300,421)$(5,966,862)

Total assets                 3,617,816     680,432   4,298,248   1,746,900     611,247    2,358,147

Depreciation Expense            19,930      52,026      71,956      19,965      24,924      44,889

Of the Company’s net revenue, for the years ended December 31, 2006 and 2005, $332,481 and $356,179, respectively, were from foreign based companies.

NOTE 16   SUBSEQUENT EVENTS

On January 9, 2007, the Company entered into a letter of intent to acquire certain assets of Professional Personnel Inc., a Montana corporation.

On January 11, 2007, the Company issued 11,749 common shares upon exercise of warrants at $1.25 per share.

On January 26, 2007, the Company issued 75,549 common shares upon exercise of warrants at $1.25 per share.

On February 1, 2007, the Company issued 15,000 shares of common stock upon exercise of options valued at $47,500 to consultants for services rendered.

On February 8, 2007, the Company issued 84,167 common shares upon exercise of warrants at $1.36 per share.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16   SUBSEQUENT EVENTS - Continued

On February 13, 2007, the Company issued 84,691 share of unregistered and restricted common stock valued at $270,164 for consulting services.

On February 27, 2007, the Company acquired Webmayhem Inc.(d/b/a Liberated Syndiction) pursuant to a plan of merger signed February 27, 2007.  The merger called for the Company to $350,000 and to issue 5,326,320 shares of “restricted” shares of common stock valued at $$16,298,539 for 100% of the outstanding stock of Webmayhem Inc.(d/b/a Liberated Syndication).  As part of the merger, the Company agreed to issue additional shares of common stock upon Webmayhem achieving certain production and financial results.  As of December 31, 2006, the Company has advance Webmayhem Inc. $50,000, which is recorded as a note receivable.

Milestone 1 would include the sellers to receive an additional 713,150 shares of common stock of the Company should Webmayhem obtain monthly podcast media files downloads greater than 66,546,810 and the number of unique IP addresses is at least 5,745,067 for two consecutive months from November 2007 to January 2008.

Milestone 2 would include the sellers to receive an additional 2,281,580 shares of common stock of the Company should Webmayhem obtain gross revenue of at least $5,000,000 and EBITDA of at least $1,500,000 during their second year of operation measured from the closing date of the merger.

Milestone 2 would include the sellers to receive an additional 2,281,580 shares of common stock of the Company should Webmayhem obtain gross revenue of at least $15,000,000 and EBITDA of at least $5,000,000 during their third year of operation measured from the closing date of the merger.

On March 6, 2007, the Company extended the life of the remaining 366,666 Class B warrants to June 14, 2007.

On March 14, 2007, the Company issued 15,000 common shares upon exercise of warrants at $1.36 per share.

On March 16, 2007, the Company issued 50,000 common shares upon exercise of warrants at $1.25 per share.

On March 20, 2007, the Company issued 10,000 common shares upon exercise of warrants at $1.36 per share.

On March 23, 2007, the Company issued 2,400 common shares upon exercise of options valued at $6,720 for consulting services.

On March 23, 2007, the Company issued 11,909 unregistered and restrict common shares for Interim attaining the Phase I incentive.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

-----------

     None; not applicable

Item 8A(T). Management’s Annual Report on Internal Control Over Financial Reporting

-----------------------------------------------------------------------------------

In connection with the completion of its audit of, and the issuance of its report on our consolidated financial statements for the year ended December 31, 2004, Gregory & Associates, LLC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses."  The Public Company Accounting Oversight Board had defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

During the 4th quarter of 2006, our Chief Financial Office implemented the following changes to the Company’s procedures to strengthen internal controls:

The CEO’s check signing and wire transfer authority was removed and the CFO was added.

All expenses are now approved by the CEO prior to payment of the expense.

The reconciliation of the bank statements became the function of our accountant, and the CFO reviews and approves the reconciliation.

The CFO reconciles the Parent’s sales recorded on the general ledger to the sales invoice system on a monthly basis.

At the end of each month, the account receivable balance on the general ledger is reconciled to the subsidiary ledger.  The reconciliation is reviewed and approved by the CFO.

With these changes, the Company believes the internal controls have been significantly enhanced and the material weaknesses note from the prior year’s external audit have been addressed with the exception of written policy and procedures.

As a small business issuer, the Company is not required to comply with Section 404 of the Sarbanes Oxley Act of 2002.  However, the Company will continue to monitor, assess and work to improve the effectiveness of our internal control procedures related to internal controls, financial reporting and certain entity-wide controls related to corporate governance.

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the

Securities Exchange Act of 1934 (the "Exchange Act")), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the Securities and

Exchange Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

----------------------------------------------------

     Except as indicated under the heading “Mangement’s Annual Report on Internal Control Over Financial Reporting”, above, during the quarterly period ended December 31, 2006, there were no changes in the Company’s internal control over internal reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

--------------------------

     None; not applicable.

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

                                              Date of         Date of

                             Positions        Election or     Termination

  Name                        Held            Designation     or Designation

  ----                        ----            -----------     --------------

Christopher J.        Director and President  2/07/01              (1)

Spencer               Chief Executive Officer 1/29/07              (1)

Armen Geronian        Director                2/07/01              (1)

                      Chief Technical

                      Officer                 1/29/07              (1)

John Busshaus         Chief Financial

                      Officer                 1/29/07              (1)

Gordon Berry          Director                2/07/01              (1)

David Mansueto        Director                3/16/07              (1)

Alan Costilo          Director                6/04/01              (2)

     (1)  Presently serving in these capacities.

     (2)  Mr. Costilo resigned as a director as a condition to closing of our acquisition of Webmayhem, Inc., on March 16, 2007.

Christopher J. Spencer, Chairman, President and Chief Executive Officer.

----------------------------------------------------------

     Mr. Spencer has served as our Chief Executive Officer, President and as a director of Wizzard since February 7, 2001, and of our subsidiary, Wizzard Delaware, since its formation in 1995.  Mr. Spencer has been responsible for our overall direction since our inception and has been instrumental in leading us to our current position in the speech recognition industry.  In an online poll conducted by Speech Technology magazine, Mr. Spencer was recognized as one of 20 top visionaries in the speech recognition industry.  The poll was targeted to the speech recognition professionals who read the magazine; poll responses were monitored to ensure that employees of a nominee's company could not vote for that nominee. Through Mr. Spencer's efforts, we have successfully obtained financing of approximately $16 million to date. These funds have helped us complete the development and begin marketing of our talking pill bottle product and our variety of programming tools.

     Mr. Spencer currently sits on the board of directors of XA, Inc., an event marketing company traded under the ticker symbol XAIN.

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

     Mr. Spencer attended West Virginia University from 1987 to 1989.

Armen Geronian, Director and Chief Technical Officer.

-----------------------------------------------------

     Mr. Geronian, co-founded, has served as Chief Technical Officer, Assistant Secretary, and a director of Wizzard Delaware since its inception and of Wizzard since February 7, 2001.  Mr. Geronian is responsible for all of our technical decisions regarding the software code and other attributes of our products and services.

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

     Mr. Geronian received his B.S. in Computer Science from the University of Moscow in 1990.

John L. Busshaus, Chief Financial Officer.

----------------------------------------------------------

     Mr. Busshaus has served as our Controller since April 2006, until his election as our Chief Financial Officer on January 29, 2007.  Mr. Busshaus has been responsible for our overall accounting and financial reporting functions since joining the company in April 2006.

     From 2004 until 2006, Mr. Busshaus was an independent business consultant.  Mr. Busshaus’ efforts were assisting organizations with the implementation of Sarbanes Oxley, filing of SEC reports, and taking a company through an IPO.

     Mr. Busshaus worked for Talanga International from 2001-2004, where he was the Chief Financial Officer for the company.  Besides assisting in daily operations of the company, Mr. Busshaus was responsible for implementation of the accounting and finance functions.

     From 1999 to 2000, Mr. Busshaus worked for Mellon Bank as Controller and Vice President, and was responsible for strategic planning and managing the annual and monthly budgeting within Global Security Services.  Mr. Busshaus' efforts streamlined the reporting process through automation allowing the Management team to receive valuable information more timely.

     From 1994 to 1998, Mr. Busshaus worked for PepsiCo as Senior Business Planner, and was responsible for annual and quarter budgets planning, as well as weekly, monthly and quarter reporting of results.  As a member of management, Mr. Busshaus' efforts contributed to the revenue growth and market share increases in a market that was categorized as saturated.

     From 1988 to 1993, Mr. Busshaus worked for JC Penney as Senior Auditor, and was responsible for setting the annual audit plans with the Senior Management team of Eckerd Drug, a wholly owned subsidiary of JC Penney.  Mr. Busshaus efforts lead to changes in many internal controls, that presented material weaknesses, which if not modified could have lead to inappropriate spending of company money.

     Mr. Busshaus graduated Magna Cum Laude from Clarion University in 1985 and began his career with Ernst and Young.  Mr. Busshaus earned his CPA while with Ernst and Young and worked on multiple engagements in various industries during his three year tenure.

Gordon Berry, Director.

-------------------------

     Mr. Berry has served as a director of Wizzard since February 7, 2001, and of Wizzard Delaware from 1997 to 2005.  Mr. Berry is involved in all of our business, corporate and financial decisions, serving as a guide and counsel for the executive officers and Board of Directors.  Since 1990, Mr. Berry has been a consultant to a variety of businesses, assisting them in the areas of sales, marketing and strategic planning.  From 1985-1990, Mr. Berry was Vice President of Sales/Marketing for Champion Commercial Industry, a multi-division manufacturer of metal products, where Mr. Berry increased the firm's revenues by 60% while developing several new product lines.

     From 1980-1985, Mr. Berry was Vice President for Trundle Consultants Inc., where he specialized in all areas of sales and marketing, dealing primarily with firms having sales of less than $100 million annually.  From 1974-1979, Mr. Berry ran IMI, a sole proprietorship specializing in venture capital and business consulting.  IMI was subsequently merged with Trundle Consultants Inc.

     From 1963-1974, Mr. Berry worked in manufacturing for Electric Products

Company, and concluded his tenure as Division Manager and member of the Executive Committee.

     Mr. Berry attended Cornell University and received his Bachelor's degree in Industrial Management from Georgia Tech in 1962.

David Mansueto, Director.

-------------------------

     Mr. Mansueto has been serving as a director for Wizzard's most recent acquisition, Liberated Syndication, since the founding of the business in 2004.  Mansueto handles creative planning and strategic decision making for Liberated Syndication and the newly formed Wizzard Media.

     From 2004 to 2007, Mr. Mansueto founded and ran Liberated Syndication, the largest podcast hosting business in the world.

     From 2001 to 2004, Mr. Mansueto was engaged in the performance and digital arts, and produced many performance series in the Pittsburgh area including a regular public access talk show that featured local artists, entrepreneurs and politicians.

     In 2000, Mr. Mansueto co-created Emayhem.com, one of the web's first user generated online communities.

     In 1996, Mr. Mansueto attended the University of Pittsburgh to study theatre, film and music.  Mr. Mansueto was awarded the top prize at the American College Theatre Festival for his sound design work on the premiere stage production of The Hudsucker Proxy.

     In 1995, Mr. Mansueto was employed at Blue House Productions, a Washington D.C. based music studio.

Significant Employees.

----------------------

     The Company has no employees who are not executive officers but who are expected to make a significant contribution to the Company’s business.

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

     There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors, where such changes were implemented after the Company last provided disclosure as to such nominating procedures.

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

       Armen Geronian                         2/04/02

       Gordon Berry                           2/04/02

       Alan Costilo                           2/04/02

       Voice Recognition Investment, L.P.     2/06/02

       John Busshaus                          3/06/07

       David Mansueto                         3/06/07

     In addition, the following directors filed Form 4 Statements of Changes in Beneficial Ownership of securities on or about the dates indicated:

                                              Filing          Transaction

       Name                                   Date            Date

       ----                                   ----            ----

       Christopher J. Spencer                 3/14/05         10/8/04

                                              3/14/05         2/15/05

                                              9/15/06         9/11/06

                                              9/19/06         9/14/06

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

Code of Ethics.

---------------

    We have adopted a Code of Ethics for our executive officers and have attached a copy as Exhibit 14 to our Form 10KSB Annual Report for the year ended December 31, 2003, which was filed with the Securities and Exchange

Commission on March 26, 2004.  In addition, the Company will provide to any person without charge, upon request, acopy of such code of ethics, which may be requested by telephoning the Company at (412) 621-0902.

Item 10. Executive Compensation.

         -----------------------

Cash Compensation.

------------------

     The following table shows the aggregate compensation that we have paid to directors and executive officers for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Christopher J. Spencer, President,CEO, Former Treasurer	2005	80,000	9,000	500	0	0	0	0	89,500
	2006	84,167	10,151	0	0	0	0	0	94,318
Armen Geronian, Chief Technical Officer, Former Assistant Secretary	2005	56,517	44,500	500	0	0	0	0	101,517
	2006	57,317	48,392	0	0	0	0	0	105,709
John Busshaus, CFO, Former Controller	2005	0	0	0	0	0	0	0	0
	2006	82,500	0	0	0	0	0	0	82,500

Outstanding Equity Awards

-------------------------

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                               Option Awards                                                       Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Christopher J. Spencer	0	0	0	0	0	0	0	0	0
Armen Geronian	0	0	0	0	0	0	0	0	0
Gordon Berry	0	0	0	0	0	0	0	0	0
Alan Costilo	0	0	0	0	0	0	0	0	0
John Busshaus	22,000	115,500	0	1.59	5/22/2016	0	0	0	0

Compensation of Directors.

--------------------------

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Christopher J. Spencer	0	0	0	0	0	0	0
Armen Geronian	0	0	0	0	0	0	0
Gordon Berry	0	0	1,850	0	0	48,000(1)	49,850
Alan Costilo	0	0	1,850	0	0	48,000(1)	49,850

          (1) We paid these amounts to Messrs. Berry and Costilo as

              independent contractors, rather than as employees or directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of March 28, 2007:

                     DIRECTORS AND EXECUTIVE OFFICERS

                     --------------------------------

                                            Number of Shares     Percent

Name and Address          Title             Beneficially Owned  of Class (1)

----------------          -----              ------------------  --------

Christopher J. Spencer    Director,           3,057,934           7.5%

5001 Baum Blvd., #770     President and

Pittsburgh, PA 15213      Treasurer

Armen Geronian            Director and        2,916,157           7.2%

5001 Baum Blvd., #770     Assistant

Pittsburgh, PA 15213      Secretary

John Busshaus             Chief Financial             -             -%

5001 Baum Blvd., #770     Officer

Pittsburgh, PA 15213

Gordon Berry              Director              568,150           1.4%

5001 Baum Blvd., #770

Pittsburgh, PA 15213

David Mansueto            Director            1,004,468           2.5%

5001 Baum Blvd., #770

Pittsburgh, PA 15213

All officers and directors

as a group (5 persons)                        7,546,709          18.5%

             (1)  Based upon 40,777,457 outstanding shares at March 28, 2007.

                         FIVE PERCENT STOCKHOLDERS

                         -------------------------

                                         Number of Shares        Percent

Name and Address            Title        Beneficially Owned      of Class(1)

- ----------------            -----      ------------------      -----------

Christopher J. Spencer      Director          3,057,934              7.5%

5001 Baum Blvd., #700       President

Pittsburgh, PA 15213        and Treasurer

Armen Geronian              Director and      2,916,157              7.2%

5001 Baum Blvd., #700       Assistant

Pittsburgh, PA 15213        Secretary

Voice Recognition           Stockholder       3,774,186              9.3%

Investment, L.P.

812 Kenmore Rd.

Chapel Hill, NC 27514

                                Total:        9,748,277             23.9%

          (1) Based upon 40,777,457 outstanding shares at March 28, 2007.

Changes in Control.

-------------------

     To our knowledge, there are no present arrangements or pledges of our securities which may result in a change in control of our company.

Securities Authorized for Issuance under Equity Compensation Plans.

-------------------------------------------------------------------

The following information is provided as of December 31, 2006.

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

compen-

sation

plans

approved

by

security

holders

Equity         137,500                   $1.59                  19,795

compen-

sation

plans not

approved

by

security

holders

Total          137,500                   $1.59                  19,795

Item 12. Certain Relationships and Related Transactions.

         -----------------------------------------------

Transactions with Related Persons.

----------------------------------------

     There were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Parents of the Issuer.

----------------------

     The Company has no parents.

Transactions with Promoters and control persons.

------------------------------------------------

     None; not applicable.

Item 13. Exhibits and Reports on Form 8-K.

         ---------------------------------

Reports on Form 8-K.

----------------------

8-K Current Report dated February 8, 2005, filed on February 9, 2005, regarding Subscription Agreements with three institutional investors.

8-K Current Report dated March 18, 2005, filed on March 22, 2005, regarding letter of intent to acquire assets of Interim Healthcare of Wyoming, Inc.

8-K Current Report dated April 4, 2005, filed on May 4, 2005, regarding appointment of William F. McLay as Chief Financial Officer.

8-K Current Report dated September 8, 2005, filed on September 14, 2005, regarding the acquisition of Interim Healthcare of Wyoming, Inc.

8-K Current Report dated September 15, 2005, filed on September 19, 2005, regarding the resignation of William F. McLay as Chief Financial Officer.

8-K Current Report dated October 31, 2005, filed on November 1, 2005, regarding appointment of Gordon Berry as interim Chief Financial Officer.

8-K/A1 Current Report dated September 8, 2005, filed on November 22, 2005, regarding the acquisition of Interim Healthcare of Wyoming, Inc.

8-K Current Report dated October 23, 2006, filed on October 27, 2006, regarding the Letter of Intent to acquire all shares of Webmayhem Inc.

8-K Current Report dated October 27, 2006, filed on October 27, 2006, regarding Subscription Agreements with three Institutional Investors.

8-K Current Report dated January 29, 2007, filed on January 27, 2007, regarding the appointment of John Busshaus as Chief Financial Officer.

8-K Current Report dated February 27, 2007, filed on March 2, 2007, regarding the merger of Webmayhem Inc.

Exhibits*

- --------

          (i)

                                          Where Incorporated

                                            in this Report

                                            --------------

Annual Report on Form 10-KSB for the year     Part I

ended December 31, 2005.**

          (ii)

Exhibit

Number               Description

------               -----------

 3.1                 Articles of Incorporation**

 3.2                 Bylaws**

23                   Consent of Gregory & Associates, LLC

31.1                 302 Certification of Christopher J. Spencer

31.2                 302 Certification of John Busshaus

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

Item 14.  Principal Accountant Fees and Services.

          ---------------------------------------

     The following is a summary of the fees billed to Wizzard by its principal accountants during the calendar years ended December 31, 2006 and 2005:

     Fee category                      2006           2005

     ------------                      ----           ----

     Audit fees                        $45,835 (1)    $68,226 (2)

     Audit-related fees                $   -0-        $   -0-

     Tax fees                          $   -0-        $   -0-

     All other fees                    $   -0-        $   -0-

     Total fees                        $45,835        $68,226

     (1) Consists of fees for audit of the Company's annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company's quarterly reports, and the review of other documents filed with the Securities and

Exchange Commission.

     (2) Includes audit fees paid for the acquisition of Interim Healthcare of Wyoming Inc.

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

Date: 3/30/07                          By /s/ Christopher J. Spencer

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

Date: 3/30/07                             /s/ Christopher J. Spencer

      -------                            ---------------------------

                                         Christopher J. Spencer

                                         President and Chief Executive Officer

Date: 3/30/07                             /s/ John Busshaus

      -------                            -----------------

                                         John Busshaus, Chief Financial

                                         Officer

Date: 3/30/07                             /s/ Gordon Berry

      --------                           -------------------

                                         Gordon Berry

                                         Director

Date: 3/30/07                             /s/ Armen Geronian

      --------                           -------------------

                                         Armen Geronian

                                         Director

Date: 3/30/07                             /s/ David Mansueto

      -------                            -----------------

                                         David Mansueto

                                         Director