Form 10QSB
period 2007-03-31
WIZZARD SOFTWARE CORP /CO
filed 2007-05-15
CIK 1074909

U. S. Securities and Exchange Commission

Washington, D. C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

(1) Yes [ X]  No                (2) Yes  [ X ]  No

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act)     Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

N/A

(APPLICABLE ONLY TO CORPORATE ISSUERS)

As of May 8, 2007, there were 41,615,056 shares of common stock, pare value $.001, of the registrant issued and outstanding.

Transitional Small Business Issuer Format   Yes[   ]   No [ X]

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

March 31, 2007

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONTENTS

PAGE
Unaudited Consolidated Balance Sheet, March 31, 2007	2

Unaudited Consolidated Statements of Operations, for the three months ended March 31, 2007 and 2006	3

Unaudited Consolidated Statements of Cash Flows, for the three months ended March 31, 2007 and 2006	4 - 5

Notes to Unaudited Consolidated Financial Statements	6 - 18

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

 UNAUDITED CONSOLIDATED BALANCE SHEET

ASSETS

March 31, 2007
CURRENT ASSETS:
Cash	$1,974,801
Accounts receivable, net of $17,562 allowance	328,404
Inventory, net of $44,152 allowance	4,035
Prepaid expenses	25,527

Total current assets	2,332,767
LEASED EQUIPMENT, net	99,889
PROPERTY AND EQUIPMENT, net	105,931
GOODWILL	17,938,961
OTHER ASSETS	3,582
Total assets	$20,481,130
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$371,953
Accrued expenses	455,347
Capital lease - current portion	38,482
Notes payable, net of discount of $2,106,000	269,000
Deferred revenue	13,067
Total current liabilities	1,147,849
CAPITAL LEASE, less current portion	71,536
Total liabilities	1,219,385
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized, 40,901,400 shares issued and outstanding	40,901
Additional paid-in capital	44,863,934
Accumulated deficit	(25,643,090)
Total stockholders' equity	19,261,745
Total liabilities and stockholders' equity	$20,481,130

The accompanying notes are an integral part of this unaudited consolidated financial statement.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2007	2006
REVENUE
Software	$297,101	$142,893
Healthcare	428,825	459,498
Total Revenue	725,926	602,391
COST OF GOODS SOLD
Software	171,547	84,694
Healthcare	297,046	292,844
Total Cost of Goods Sold	468,593	377,538
Gross Profit	257,333	224,853
OPERATING EXPENSES
Selling expenses	201,734	90,167
General and administrative	938,891	672,148
Research and development	52,178	11,318
Extension and re-pricing of warrants	269,472	-

Total Expenses	1,462,275	773,633
LOSS FROM OPERATIONS	(1,204,942)	(548,780)
OTHER INCOME (EXPENSE):

Interest on income	23,352	6,029
Interest expense	(192,725)	(15,439)
Other income(expense)	324	(9)
Total Other Income (Expense)	(169,049)	(9,419)
LOSS BEFORE INCOME TAXES	(1,373,991)	(558,199)
CURRENT INCOME TAX EXPENSE	-	-
DEFERRED INCOME TAX EXPENSE	-	-
NET LOSS	$(1,373,991)	$(558,199)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.02)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	36,090,859	32,081,783

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(1,373,991)	$(558,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	161,400	-
Compensation for re-pricing and extension of Warrants	269,472	-
Stock for non cash expenses	326,879	264,189
Non-cash compensation - options issued	47,090	-
Depreciation and amortization expense	19,063	17,695
Change in allowance for slow moving inventory	(6,214)	-
Change in assets and liabilities:
Accounts receivable	123,568	37,225
Inventory	13,057	5,046
Prepaid expenses	21,959	(19,934)
Accounts payable	(374,789)	(74,023)
Accrued expense	(9,100)	7,092
Deferred revenue	(7,075)	(11,470)
Net Cash Used in Operating Activities	(788,681)	(332,379)
Cash Flows from Investing Activities:

Purchase of property & equipment	(3,934)	(1,217)
Acquisition of Webmayhem	(228,536)	-
Net Cash Used in Investing Activities	(232,470)	(1,217)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	320,090	-
Payments on capital lease	(9,206)	(8,582)
Payments on note payable	-	(239,576)
Net Cash Provided by Financing Activities	310,884	(248,158)
Net Increase (Decrease) in Cash	(710,267)	(581,754)
Cash at Beginning of Period	2,685,068	869,277
Cash at End of Period	$1,974,801	$287,523
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$2,044	$3,899
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2007:

On February 1, 2007, the Company issued 15,000 common shares upon the exercise of options valued at $47,550 to consultants for services rendered.

On February 8, 2007, the Company recorded $269,472 of compensation expense related to the extension of certain warrants.

On February 15, 2007, the Company issued 84,691 restricted common shares valued at $272,705 for consulting services.

On March 19, 2007, the Company issued 5,326,320 restricted common shares valued at $16,298,539 to acquire Webmayhem Inc.

On March 26, 2007, the Company issued 2,400 common shares upon the exercise of options valued at $6,624 to consultants for services rendered.

On March 26, 2007, the Company issued 11,909 restricted common shares valued at $36,918 for Interim Healthcare of Wyoming Inc. attainment of Phase I Incentive.

During the first three months 2007, the company recorded $47,090 of compensation expense related to the vesting of certain stock options issued.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for the periods then ended have been made.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements.  The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

Organization - Wizzard Software Corporation ["Parent"], a Colorado corporation, was organized on July 1, 1998.  The Company operates in two industry segments, Software and Healthcare.  The Software segment engages primarily in the development, sale, and service of custom and packaged computer software products, and podcast hosting services.  The Healthcare segment operates primarily in the home healthcare and healthcare staffing services in Wyoming.  On April 9, 2004, Parent organized Wizzard Merger Corp., a New York corporation, to acquire and dissolve into the operations of MedivoxRx Technologies, Inc., a New York corporation, in a transaction accounted for as a purchase.  On September 8, 2005, Parent purchased all of the issued and outstanding shares of Interim Healthcare of Wyoming, Inc. ["Interim"], a Wyoming corporation, in a transaction accounted for as a purchase.  On February 27, 2007, Parent organized Wizzard Acquisition Corp., a Pennsylvania corporation, to acquire and dissolve into the operations of Webmayhem, Inc. [Libsyn], a Pennsylvania corporation, in a transaction accounted for as a purchase.  Libsyn engages primarily in providing podcast hosting services.

Consolidation - The financial statements presented reflect the accounts of Parent, MedivoxRx, Libsyn and Interim.  All significant inter-company transactions have been eliminated in consolidation.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates for the Company include allowances and goodwill.  Actual results could differ from those estimated by management.

Cash and Cash Equivalents - At March 31, 2007, the Company had cash balances of $1,699,801 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2007, the Company has an allowance for doubtful accounts of $17,562 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2007 and 2006, the Company decreased the allowance for bad debt by $0.

Inventory - Inventory consists of software, health care products and supplies and is carried at the lower of cost or market on a first in first out basis. During the three months ended March 31, 2007 and 2006, the Company decreased the allowance for slow moving inventory by $6,214 and $0, respectively.

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

Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies.  Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at March 31, 2007.

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards "SFAS" No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive [see Note 11].

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."  This statement requires an asset and liability approach for accounting for income taxes.

Advertising Costs - Advertising costs are expensed as incurred and amounted to $82,266 and $20,213 for the three months ended March 31, 2007 and 2006, respectively.

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

 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  For packaged software products the Company offers a 30 day right of return.  Provisions are recorded for returns, concessions, and bad debts and at March 31, 2007 and 2006 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

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

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 10.   The Company has records compensation expense for all share-based awards granted according to the provisions of SFAS No. 123R.  For the three months ended March 31, 2007 and 2006, non-cash compensation expense of $47,090 and $0, respectively, has been recognized for grants of options to employees and directors in the accompanying statements of operations with an associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the three months ended March 31, 2007.

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense for the three months ended March 31, 2007 and 2006 are $52,178 and $11,318, respectively, of research and development costs associated with the development of new products.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITION

On February 27, 2007, the Company acquired Webmayhem Inc.(d/b/a Liberated Syndication) pursuant to a plan of merger signed February 27, 2007.  The merger called for the Company to pay $350,000 and to issue 5,326,320 shares of “unregistered” and “restricted” shares of common stock valued at $16,298,539 for 100% of the outstanding stock of Webmayhem Inc.(d/b/a Liberated Syndication).  As part of the merger, the Company agreed to issue additional shares of common stock upon Webmayhem achieving certain production and financial results.

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

The following unaudited proforma information summarizes the estimated fair values of the assets acquired and the liabilities assumed:

Amount
Cash	$23,795
Accounts Receivable	80,335
Property Equipment	37,147
Accounts Payable	(408,985)
Accrued Liabilities	(24,588)
Note Payable	(50,000)
Net liabilities assumed in excess of assets	(342,296)
Goodwill	16,993,166
Purchase price	$16,650,870

The following unaudited proforma information summarizes the estimated results of operations as if the acquisition had occurred at the beginning of the period presented:

For the Three
Months Ended
March 31, 2007
Net revenue	$947,932
Cost of sales	652,853
Operating expenses	1,567,629
Other expense	(169,049)
Net loss	$(1,441,599)

Basic and diluted loss per common share	$(.04)

Basic and diluted weighted average common shares outstanding	40,647,821

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

The following is a summary of inventories at March 31, 2007:

Raw materials	$41,171
Finished goods	7,016
Less: Allowance for obsolete inventory	(44,152)
$4,035

During the three months ended March 31, 2007, the Company reduced the allowance by $6,214.

NOTE 5 – PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	March 31, 2007

Furniture, fixtures and equipment	2-10 yrs	$229,202
Production molds	3 yrs	47,710
Software	2-5 yrs	11,964
		288,876
Less: Accumulated depreciation		(182,945)
Property & equipment, net		$105,931

Depreciation expense for the three months ended March 31, 2007 and 2006 was $11,072 and $9,704, respectively.

The following is a summary of leased equipment at:

	Life	March 31, 2007

Leased equipment	5.25 yrs	$223,750
Less: Accumulated depreciation		(123,861)
Leased equipment, net		$99,889

Depreciation expense for the three months ended March 31, 2007 and 2006 was $7,991 and $7,991, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

Intangible Assets - The Company classifies its intangible assets as definite-life intangible assets and amortizes them on a straight-line basis over their estimated useful lives.  Amortization expense of $0 was recorded for the three months ended March 31, 2007 and 2006.

Goodwill - On September 8, 2005, the Company recorded goodwill of $896,570 in connection with the acquisition of Interim Health Care of Wyoming as the purchase price of $904,006 exceeded the $7,436 net book value of the assets acquired.  On September 30, 2006, the company recorded additional goodwill of $49,225 in connection with the Phase I Incentives.

On March 1, 2007, the Company recorded goodwill of $16,993,166 in connection with the acquisition of Webmayhem Inc. as the assumption of liabilities exceeded assets by $342,296 plus the purchase price of $16,650,870.

The following is a summary of goodwill:

	For the Three Months Ended March 31,
	2007	2006

Goodwill at beginning of period	$945,795	$896,570

Goodwill from acquisition of Webmayhem Inc.	16,993,166	-

Goodwill at end of period	$17,938,961	$896,570

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE

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

On October 27, 2006, the Company closed a Subscription Agreement by which three institutional investors purchased a) a 5% convertible notes payable having a total principal amount of $2,375,000, convertible into  common shares of the Company at $2.00 per share and maturing April 27, 2008; b) Class A Warrants to purchase a total of 593,750 shares of common stock, at $2.50 per share, exercisable for three years, and c)Class B Warrants to purchase a total of 1,187,500 shares of common stock at $2.00 per share, exercisable until 180 days after the effective date of the Registration Statement. As the conversion price for the note was below the fair value of the common stock on the date issued, the Company recorded a discount on the note for beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5. The fair value of the beneficial conversion feature and Class A and Class B warrants were reduced on a pro-rata basis to the $2,375,000 proceeds received from the subscription and recorded as a discount against the note.  The $968,000 discount on the beneficial conversion feature is being amortized as interest expense over the term of the note. As of March 31, 2007, the Company has amortized $269,000 of the discount with the remaining $2,106,000 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.

The Class A Warrants and Class B Warrants were valued using the Black-Scholes pricing model using the following weighted average assumptions 77.19% volatility, 1.33 years expected life, 5.08% risk free interest rate and expected dividend yield of zero.

NOTE 8 - CAPITAL LEASE OBLIGATION

The Company is leasing equipment on a 63-month capital lease terminating in August 2008.  Monthly payments of $3,750 began in June 2003 and a payment of $54,688 is due at termination.  During the three months ended March 31, 2007 and 2006, interest expense on capital lease obligation amounted to $2,044 and $2,668, respectively.

Future minimum capital lease payments are as follows for the twelve-month periods ended:

2007	$33,750
2008	84,688
Total minimum lease payments	118,438
Less amount representing interest	(8,420)
Present value of minimum lease payments	110,018
Less current portion	(38,482)
$71,536

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CAPITAL STOCK

Preferred Stock   The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of March 31, 2007, no shares were issued and outstanding.

Common Stock   The Company has authorized 100,000,000 shares of common stock, $.001 par value.  As of March 31, 2007, the Company had 40,901,400 common shares issued and outstanding.

On February 1, 2007, the Company issued 15,000 common shares upon the exercise of options valued at $47,550 consultants for services rendered.

On February 8, 2007, the Company recorded $269,472 of compensation expense related to the extension of certain warrants.

On February 15, 2007, the Company issued 84,691 restricted common shares valued at $272,705 for consulting services.

On March 19, 2007, the Company issued 5,326,320 restricted common shares valued at $16,298,539 to acquire Webmayhem Inc.

On March 26, 2007, the Company issued 2,400 common shares upon the exercise of options valued at $6,624 to consultants for services rendered.

On March 26, 2007, the Company issued 11,909 restricted common shares valued at $36,918 for Interim Healthcare attainment of Phase I Incentive.

Exercise of Warrants - On January 17, 2007, January 30, 2007, and March 16, 2007, the Company issued 11,749, 75,549, and 50,000 common shares, respectively, upon the exercise of warrants at $1.25 per share.

Exercise of Warrants - On February 14, 2007, March 13, 2007, and March 23, 2007, the Company issued 84,167, 15,000, and 10,000 common shares, respectively, upon the exercise of warrants at $1.36 per share.

During the first three months of 2007, the company recorded $47,090 of compensation expense related to the vesting of certain stock options issued.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCK OPTIONS AND WARRANTS

2006 Stock Option Plan   During 2006, the Board of Directors adopted a Stock Option Plan ("2006 Plan").  Under the terms and conditions of the 2006 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2006 Plan may not exceed 137,500.  At March 31, 2007, no options were available to be granted under the 2006 Plan.  During the three months ended March 31, 2007 and 2006, the Company granted no options.

2005 Stock Option Plan   During 2005, the Board of Directors adopted a Stock Option Plan ("2005 Plan").  Under the terms and conditions of the 2005 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2005 Plan may not exceed 220,000.  At March 31, 2007, total options available to be granted under the 2005 Plan totaled 2,395.  During the three months ended March 31, 2007 and 2006, the Company granted 17,400 and 42,080 options, respectively, which were immediately exercised for service valued at $54,174 and $70,389, respectively.

The fair value of option grants during the three months ended March 31, 2007 and 2006 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the three months ended March 31, 2007 and 2006 were as follows:

2007

2006

Dividend yield

0%

0%

Expected life

10 yrs

10 yrs

Expected volatility

65.6%

94.9%

Risk-free interest rate

4.65%

4.86%

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of options granted at March 31, 2007, and changes during the period then ended are as follows:

	For the Three Months Ended
	March 31, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	137,500	$1.59	9.4 years	$215,875
Granted	17,400	3.11	-	-
Exercised	(17,400)	3.11	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	137,500	1.59	9.2 years	123,750
Vested and expected to vest in the future	137,500	1.59	9.2 years	123,750
Exercisable at end of period	137,500	1.59	9.2 years	123,750
Weighted average fair value of options granted	137,500	$1.59	9.2 years	$123,750

The Company had 115,500 non-vested options at the beginning of the period.  At March 31, 2007 the Company had no non-vested options.

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $0.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2007 and 2006 (for outstanding options), less the applicable exercise price.

During the three month period ended March 31, 2007 and 2006, the Company expensed $54,174 and $70,389 upon the exercise of awards.  The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carry forwards.

Warrants - A summary of the status of the warrants granted is presented below for the three months ended:

	March 31, 2007		March 31, 2006
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	3,193,331	$2.05	1,923,105	$1.79
Granted	-	-	-	-
Exercised	(246,465)	1.30	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	2,946,866	$2.11	1,923,105	$1.79

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months Ended
	March 31,
	2007	2006
Loss from continuing operations available to common shareholders (numerator)	$(1,373,991)	$(558,199)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	36,090,859	32,081,783

At March 31, 2007, the Company had 2,946,866 warrants outstanding to purchase common stock of the Company at $1.25 to $3.41 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 1,187,500 shares of common stock, [See Note 7], which were not included in the loss per share computation because their effect would be anti-dilutive.

At March 31, 2006, the Company had 1,923,105 warrants outstanding to purchase common stock of the Company at $1.25 to $2.27 per share, a 5% convertible note payable wherein the holder could convert the note into 588,235 shares, [See Note 7], which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 12 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at March 31, 2007 operating loss carryforwards of approximately $18,900,000 which may be applied against future taxable income and which expires in various years through 2025.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $6,400,000 as of March 31, 2007, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the three months ended March 31, 2007 approximated $200,000.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Contingent Consideration for the Acquisition of Interim Health Care of Wyoming, Inc. – As part of the Interim of Wyoming, Inc. acquisition, the Company agreed to issue additional shares of common stock upon Interim achieving certain financial results.  Phase II incentives include the seller to receive an additional payment of two times the EBITDA for the year ended September 30, 2007, based upon the amount that exceeds the Interim EBITDA for the year ended September 30, 2006. Twenty-five percent of which will be paid in cash and seventy-five percent paid in stock.

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

Contingent Consideration for the Acquisition of Webmayhem, Inc. As part of the merger, the Company agreed to issue additional shares of common stock upon Webmayhem achieving certain production and financial results.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SEGMENT REPORTING

The Company’s operations are divided into two independent segments – software and healthcare. The Company does not have any inter-segment revenues and the Company uses the same accounting principles used to prepare the consolidated financial statements for both operating segments.

At March 31, 2007, all of the Company’s assets, except approximately $2,500 of inventory, are located within the United States of America.

Software - The Company attributes revenues from the development, sale, and service of custom and packaged computer software products at the time the product is shipped and collections are likely and from podcast hosting services at the time the service is provided.

Healthcare - The Company attributes revenue from the development, sale, and service of talking prescription pill bottles and healthcare services at the time the services are rendered and collections are likely.

The following is a summary of the Company’s operations by segment for the three months ended March 31, 2007 and 2006:

	2007			2006
	Software	Healthcare	Total	Software	Healthcare	Total
Net revenues	$297,101	$428,825	$725,926	$142,893	$459,498	$602,391
Cost of sales	171,547	297,046	468,593	84,694	292,844	377,538
General and administrative	808,002	130,889	938,891	535,178	136,979	672,157
Selling	157,587	44,147	201,734	46,096	44,071	90,167
Research and development	52,178	-	52,178	11,302	16	11,318
Compensation for extension of warrants	269,472	-	269,472	-	-	-
Other income	20,931	2,745	23,676	49	5,980	6,029
Interest expense	190,681	2,044	192,725	11,589	3,850	15,439
Income tax benefit/(expense)	-	-	-	-	-	-
Net income (loss)	$(1,331,435)	$(42,556)	$(1,373,991)	$(545,917)	$(12,282)	$(558,199)

Total assets	19,855,102	626,028	20,481,130	1,103,638	633,940	1,737,578
Depreciation expense	5,963	13,100	19,063	4,730	12,965	17,695

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SUBSEQUENT EVENT

On April 3, 2007, the Company acquired certain assets (Professional Nursing Personnel Pool) of Professional Personnel Inc.  The Purchase Agreement called for the Company to pay $150,000 and to issue 295,099 of unregistered and restricted shares of common stock valued at $625,000 for certain assets and liabilities of Professional Personnel Inc.  As part of the Purchase Agreement, the Company agreed to issue additional shares of common stock upon Professional Nursing Personnel Pool achieving certain financial results.

On April 9, 2007, the Company issued 566,000 unregistered and restricted common shares to consultants for services rendered.

On April 17, 2007, the Company issued 16,500 common shares upon the exercise of warrants at $1.36 per share.

On April 23, 2007, the Company issued 10,000 common shares upon the exercise of warrants at $1.36 per share.

On May 10, 2007, the Company issued 153,197 common shares upon the exercise of warrants at $1.25 per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Highlights of First Quarter, 2007

In the first quarter of 2007 the Company announced its first major entry into the podcasting market with the acquisition of Webmayhem Inc.  Management believes that after years of attempting to become profitable based on our expertise and position in the speech recognition industry, the new Web 2.0 and one of its major components ”podcasting”, has provided Wizzard with the potentially explosive opportunity we have been searching for, for some time.

Our business for the last ten years has been focused around many aspects of the speech technology industry.   We offer companies the products, tools and services to incorporate speech technology into their products and services.  We also offer speech based products and services directly to consumers.  Below is a breakout of our entire business, from our most recent entry into podcasting to our legacy business of offering core speech engine tools for developers and speech technology solutions for the healthcare industry.

1.  Wizzard Media

In late 2005 Wizzard's Speech Technology Group began to receive inquires regarding podcasting and how speech recognition and text-to-speech could play a significant role in monetizing the industry.  These specific types of inquiries became voluminous enough for us to investigate the podcasting industry and how we could capitalize on this growing customer demand.

Podcasts are audio and video "shows" created by all types of people on standard personal computers.  Currently, podcasts are 80% audio and 20% video and are similar in format to a radio or TV show.  These shows average twenty minutes in length and range in topics from comedy to sports to fashion.  Due to the thousands of different niche topics, podcasting’s ability to reach highly targeted audiences is a very appealing proposition for both national and local advertisers.  Podcasts can be subscribed to for free and accessed through new media aggregators such as Apple's popular iTunes.  Podcasts are listened to or watched on Apple’s iPod along with almost any MP3 player, Sony’s PlayStation Portable, many new cell phones, Tivo units, and can also be played online using a standard PC.  Every time a new episode is released from the podcast creator (approximately three times per month), it is automatically downloaded to a subscriber’s computer and can be transferred over to an iPod or MP3 player with ease.  We have found this subscription model very appealing to advertisers as well.  Podcasts provide a new and exciting medium for information and entertainment distribution. Podcasts are enjoyed by consumers around the world while at their computer, exercising, on flights, at the beach, in their cars or on the subway and with the introduction of Apple TV, sitting at home in their living room.  One of the biggest reasons for the success of podcasting is due to the fact that, unlike traditional radio and television, consumers can enjoy podcast shows where they want, when they want, putting the control of media consumption back into the consumer’s hands.

In mid 2006 we began an acquisition strategy to enter the podcasting industry which began with Switchpod.com, included Blastpodcast.com and peaked in the first quarter of 2007 with the acquisition of Libsyn.com.  All three of these companies provide podcast hosting services.  When one creates a podcast, they upload it on the internet to a host, who creates an individual Really Simple Syndication (RSS) feed and then continuously broadcasts the show out to anyone who subscribes.  Podcast hosts also maintain viewer statistics, blogs, web pages and a host of other tools and services for podcasters to broadcast, manage and promote their shows.  Wizzard’s management chose podcast hosting as the entry point for its new venture based on several factors:  1) consistent interaction with the podcasters, 2)   accurate download statistics - important to advertisers, 3) the insertion point for advertising into the RSS feeds, 4) hosting of podcast files for speech recognition purposes 5) hosting capabilities and expertise for other speech recognition and text to speech services not associated with podcasting.

Wizzard Media is the newly launched division for our new media business.  Wizzard Media is focused on the podcasting industry and how speech technology, when incorporated into the podcasting mix, can have a significant impact on the industry while creating important opportunities for the monetization of podcasting content.  Wizzard Media is currently the world’s largest network of independent podcasters.  In the month of April across the entire network of shows we fulfilled over 83 million download requests for podcasts.  The network delivered 450 million downloads in 2006, and at the current pace is expected to double in 2007.  With the recently launched New iPod

Shuffle, Apple TV and soon, the iPhone, we expect podcasting to continue to grow at the same annual rate for some time to come.  Several of the accomplishments of Wizzard Media in the first quarter of 2007 include:

*  Podcast Downloads from Switchpod.com surpass 3 Million

*  Announced the creation of Wizzard Media for Podcasting Business

*  XA Interactive Signs to Expand Reach for Event Promotion with Podcasting

*  Press from Miami Herald, Chicago Tribune, INC Magazine, Redherring

*  Wizzard Closes Acquisition of Libsyn

*  Hilary Duff Teams with Wizzard Media for Podcast Distribution

*  Launched wizzard.tv, a discovery portal for podcast viewers

*  Wizzard Media downloads surpass 60 million for first time

*  Subsequent to Q1, Wizzard Media downloads surpass 70 million

One third of the Top 25 ranked podcasts in their respective categories in iTunes are broadcast by Wizzard Media.  We broadcast over two million, six hundred thousand (2.6M) podcast episodes per day from 8,000 unique podcasts for a total of over ten million (10M) hours of monthly programming.  These podcasts are consumed by millions of people around the world creating what management believes to be a very compelling platform for brand advertisers.  We strongly believe that Wizzard Media is uniquely positioned to capture a significant portion of total advertising spending on podcasts for ourselves and our content creators as we offer a rich inventory of popular content to advertisers, strong consumption statistics and geographically targeted advertising capabilities.  While there can be no future pricing guarantees, the podcasting industry is currently charging, and plans to continue to charge, between $.03 and $.05 per downloaded ad.  The ads tend to be no longer than 15 seconds and several ads can be inserted in one twenty minute episode.

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

Wizzard Media will be the catalyst for attracting sponsors and advertising opportunities for the podcasts we currently broadcast using speech recognition to match advertisers with very specific, engaging shows, catering to a wide variety of mainstream and niche markets.  Applying our geographical targeting capabilities we can find strong, relevant advertising opportunities for local businesses in addition to national brands, which is a significant revenue generating opportunity for Wizzard and for our content producers.  Advertisers and consumers alike want relevant, focused advertisements, something clearly lacking in today's digital media offerings, yet can be accomplished using our combined technologies and skills.  For example, if Ford Motor Company wants to advertise in all podcasts that discuss cars, a strategic search can be performed across the entire Wizzard Media network for all podcasts that discuss relative words at any place in the audio/video show, such as automobiles, trucks or minivans.  Using dynamic advertisement insertion technology we can insert the ad in the front, the back or even at a very specific point inside the podcast where it is most relevant to the listener.  Management believes this fundamental new feature gives Wizzard Media a strong competitive advantage making it easier to attract advertisers and sponsors who want to successfully align their brand of products and services with high-value content and a targeted audience on our network. Management’s research shows that consumers don’t mind advertisements to support their favorite podcasts when those ads are interesting and relevant.

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

In the first quarter of 2007 our T&S Group achieved a 52% increase in revenue over the first quarter of 2006.  T&S Group continues to focus on our core Assistive Application and Medical Dictation markets and continues to add new customers in the ATM and Simulator categories throughout 2006 and into the first quarter of 2007.  Alert/broadcasting, which began to emerge as a customer category in 2005, has continued to grow and additional inroads have been made with TTS in the deployment and development of dictionary and game applications.  Significant prototyping activity has been accomplished in the dictation services industry using speech recognition and the protocol supportive attributes of our TTS offerings have been enhanced to support customer requests for large IVR type applications.

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

WizzTones for Skype was released to unexpected fanfare and garnered a significant amount of press.  To promote the product, we announced the release on Business Wire and placed the trial version on multiple download websites.  We were also able to secure a listing on the Skype site.  In the 4th quarter of 2006, Wizzard announced official Skype certification and a co-marketing deal with Skype for our WizzTones product.  In the first quarter of 2007, WizzTones was included in the full Skype download so that every individual who downloads Skype gets a trial version of WizzTones.  They can purchase the full version online and we have seen early indications that this will increase sales of WizzTones.

3.   Speech Group - Healthcare

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

Our home healthcare business continues to be a strong part of our business as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.  Although this has been a gradual process, we believe that we are building a solid business that will offer a complimentary package of new technology and traditional services.  We are currently expanding our territory within the state of Wyoming as a result of the state's willingness to increase Medicaid payments by up to 30%, and we expect insurance providers within the state to follow suit.  In the first quarter of 2007 we announced that in 2006, our first full year of operating Interim of Wyoming, EBITDA was up by over 20%.

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

We continue to see reorders from our current HMO customers in addition to expanded territory.  We plan to continue to work with legislators in several states that support legislation requiring pharmacies to carry assistive aid devices that help ensure patient safety.  We have received attention and support from members of Congress at the Federal and State levels in conjunction with the proposed legislation in Maryland.  With the positive end user and legislator reactions that we are receiving, we remain committed to our belief that the Talking Prescription Bottle can achieve the success that we have envisioned from the onset.  The ability for the elderly and visually impaired to fully comprehend their prescription medication instructions is as necessary as ever as new drugs are constantly introduced to the market and medication combinations make following dosage instructions critical.

Results of Operations.

Three Months Ended March 31, 2007 and 2006.

During the first quarter ended March 31, 2007, Wizzard recorded revenues of $725,926, a 21% increase from revenues of $602,391 in the first quarter of 2006.  The increase for the first quarter of 2007 was due to increased revenues in our speech technology business, our talking pill bottle, and the addition of the Libsyn operation for the last month of the quarter.

Cost of goods sold totaled $468,593 in the first quarter of 2007, versus $377,538 in the first quarter of 2006.  This increase of 24% is attributed primarily to the addition of our Libsyn operations.  Wizzard posted a gross profit of $257,333 during the first quarter of 2007, versus a gross profit of $224,853 in the first quarter of 2006, an increase of 14%.

In the first quarter ended March 31, 2007, operating expenses totaled $1,462,275 which was an 89% increase from operating expenses of $773,633 in the first quarter of 2006.  Broken down by line item our operating expenses were:

General and administrative expenses were $938,891 in the first quarter of 2007 versus $672,148 in 2006.  This increase was due primarily to the addition of personnel, and an increase of consulting fees.  Selling expenses in the first quarter of 2007 were $201,734 versus $90,167 in 2006.  This increase was due primarily to our investment in growing Switchpod and Libsyn , and an increased marketing effort in our software operations.  Research and Development expenses in the first quarter 2007 were $52,178 versus $11,318 in 2006 due primarily to the addition of a programmer for Switchpod.

Other expenses of $169,049 in the first quarter of 2007, versus $9,419 in the first quarter of 2006, consisted primarily of non cash interest expense on the discount of our notes payable.

Wizzard's net loss was $1,373,991, or $0.04 per share, in the quarter ended March 31, 2007.  This represents a 146% increase from our net loss of $558,199, or $0.02 per share, in the first quarter of 2006.

Liquidity and Capital Resources.

Cash used in operations for the three months ended March 31, 2007, was $788,681, an increase of 137% over the $332,379 cash used in operations for the three months ended March 31, 2006, driven by the addition of the Libsyn and Switchpod operations.  Cash used in investing activities of $232,470 was primarily for the acquisition of Libsyn during the three months ended March 31, 2007.  Cash on hand was $1,974,801 at March 31, 2007, an increase of $1,687,278 over the $287,523 on hand at March 31, 2006.

In the first three months of 2007, the Company received $320,090 from the issuance of common stock.  The Company used common stock to pay $326,879 in consulting and investor relations services during the three months ended March 31, 2007.  In doing so, management believes we have conserved Wizzard's cash liquidity for operational purposes.

The Company believes it is still in the early stages of the new and developing speech technology market and podcast hosting services, and estimates it will require approximately $230,000 per month to maintain current operations and grow our podcasting business.  As mentioned in Note 2 to the accompanying unaudited financial statements, the Company has not yet been able to establish profitable operations and has not generated sufficient cash flows from operations, thus raising substantial doubt about its ability to continue as a going concern.  The Company has been successful over the past ten years in obtaining working capital and will continue to seek to raise additional capital from time to time as needed and until profitable operations can be established.

Safe Harbor Statement.

Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the podcasting, home healthcare and speech recognition software industries, our ability to continue to develop products and services acceptable to those industries, our ability to retain our business relationships, and our ability to raise capital and the growth of the podcasting, home healthcare and speech recognition software industries, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets", "tend" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the podcasting, home healthcare and/or speech recognition technology industries, the development of products and/or services that may be superior to the products and services offered by the Company, competition, changes in the quality or composition of the Company's products and services, our ability to develop new products and services, our ability to raise capital, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3.  Controls and Procedures.

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the three month period ended March 31, 2007, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description
Robert Batson	2-15-07	25,124	Services rendered
Chris Milde	2-15-07	27,234	Services rendered
Corporate Relations Inc.	2-15-07	29,355	Services rendered
Jeffrey Kahler	2-15-07	2,978	Services rendered
David Chekan	3-19-07	1,004,468	Acquisition of Webmayhem
Matthew Hoopes	3-19-07	1,004,468	Acquisition of Webmayhem
David Mansueto	3-19-07	1,004,468	Acquisition of Webmayhem
Martin Mulligan	3-19-07	1,004,468	Acquisition of Webmayhem
Fakespace Labs	3-19-07	234,965	Acquisition of Webmayhem
L. Blunt Jackson	3-19-07	117,482	Acquisition of Webmayhem
Christopher MacDonald	3-19-07	328,950	Acquisition of Webmayhem
Neil Roseman	3-19-07	375,829	Acquisition of Webmayhem
Robert Leppo	3-19-07	837,740	Acquisition of Webmayhem
Charles Mansueto	3-19-07	167,482	Acquisition of Webmayhem
Brenda Mosher	3-26-07	11,909	Phase I Incentive - Interim

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

(a)   None, not applicable

(b)  During the quarterly period ended March 31,2007, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

31.1 - 302 Certification of Christopher J. Spencer

31.2 - 302 Certification of John Busshaus

32 - 906 Certification.

(b)  Reports on Form 8-K.

8-K Current Report dated January 29, 2007 filed on January 29, 2007, regarding the appointment of John Busshaus as Chief Financial Officer.

8-K Current Report dated February 27, 2007 filed on March 2, 2007, regarding entering an Agreement and Plan of Merger between Wizzard Acquisition Corp and Webmayhem Inc.

 8-K Current Report dated March 16, 2007 filed on March 22, 2007, regarding Merger Agreement with Webmayhem Inc.

8-K Current Report dated April 4, 2007 filed on April 17, 2007, regarding Asset Purchase Agreement with Professional Personnel Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date:	5/14/07	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	5/14/07	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	5/14/07	/s/ Armen Geronian
Armen Geronian
Chief Technical Officer and Director

Date:	5/14/07	/s/ Gordon Berry
Gordon Berry
Director

Date:	5/14/07	/s/ David Mansueto
David Mansueto
Director