Form 10QSB
period 2007-06-30
WIZZARD SOFTWARE CORP /CO
filed 2007-08-14
CIK 1074909

U. S. Securities and Exchange Commission

Washington, D. C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from   to

Commission File No.   000-33381

WIZZARD SOFTWARE CORPORATION

 (Name of Small Business Issuer in its Charter)

COLORADO	87-0609860
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

N/A

(APPLICABLE ONLY TO CORPORATE ISSUERS)

As of August 10,  2007, there were 42,353,235 shares of common stock, par value $.001, of the registrant issued and outstanding.

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
FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets	2

Consolidated Unaudited Statements of Operations	3

Consolidated Unaudited Statements of Cash Flows	4 - 5

Notes to Unaudited Consolidated Financial Statements	6 - 18

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEET

ASSETS

	June 30, 2007	December 31, 2006
CURRENT ASSETS:	(unaudited)
Cash	$1,321,948	$2,685,068
Accounts receivable, net of $17,562 and $17,562 allowance, respectively	608,014	371,636
Inventory, net of $34,338 and $50,366 allowance, respectively	3,503	10,878
Prepaid expenses	37,721	47,487
Notes receivable	-	50,000
Total current assets	1,971,186	3,165,069

LEASED EQUIPMENT, net	91,898	107,880
PROPERTY AND EQUIPMENT, net	110,465	75,922
GOODWILL	18,753,595	945,795
OTHER ASSETS	3,582	3,582
Total assets	$20,930,726	$4,298,248

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$371,043	$337,758
Accrued expenses	542,287	376,776
Capital lease - current portion	38,482	37,813
Notes payable – current portion, net of discount of $1,944,600 and $2,267,400, respectively	424,976	107,600
Deferred revenue	26,600	20,142
Total current liabilities	1,403,388	880,089
NOTES PAYABLE, less current portion	90,790	-
CAPITAL LEASE, less current portion	62,167	81,411
Total liabilities	1,556,345	961,500
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 42,295,235 and 35,214,615 shares issued and outstanding, respectively	42,295	35,215
Additional paid-in capital	47,841,484	27,570,632
Accumulated deficit	(28,509,398)	(24,269,099)
Total stockholders' equity	19,374,381	3,336,748
Total liabilities and stockholders' equity	$20,930,726	$4,298,248

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE
Software	$467,687	$259,008	$764,789	$401,900
Healthcare	960,410	523,038	1,389,234	982,537
Total Revenue	1,428,097	782,046	2,154,023	1,384,437
COST OF GOODS SOLD
Software	403,083	134,464	574,630	219,158
Healthcare	622,319	313,236	919,365	606,080
Total Cost of Goods Sold	1,025,402	447,700	1,493,995	825,238
Gross Profit	402,695	334,346	660,028	559,199
OPERATING EXPENSES
Selling expenses	186,194	134,891	387,928	225,058
General and administrative	2,876,998	674,610	3,815,889	1,346,758
Research and development	40,946	11,850	93,124	23,168
Extension and re-pricing of warrants	-	606,668	269,472	606,668

Total Expenses	3,104,138	1,428,019	4,566,412	2,201,652
LOSS FROM OPERATIONS	(2,701,443)	(1,093,673)	(3,906,385)	(1,642,453)
OTHER INCOME (EXPENSE):

Interest on income	21,210	-	44,562	-
Interest expense	(190,174)	(392,066)	(382,899)	(407,505)
Other income(expense)	4,099	97,484	4,423	103,504
Total Other Income (Expense)	(164,865)	(294,582)	(333,914)	(304,001)
LOSS BEFORE INCOME TAXES	(2,866,308)	(1,388,255)	(4,240,299)	(1,946,454)
CURRENT INCOME TAX EXPENSE	-	-	-	-
DEFERRED INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(2,866,308)	$(1,388,255)	$(4,240,299)	$(1,946,454)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.04)	$(0.11)	$(0.06)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	41,807,211	32,727,033	38,969,830	32,409,043

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(4,240,299)	$(1,946,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	322,800	-
Compensation for re-pricing and extension of warrants	269,472	606,668
Compensation for extension of notes payable	-	382,500
Stock for non cash expenses	2,149,770	427,167
Non-cash compensation - options issued	170,499	51,600
Depreciation and amortization expense	40,629	36,017
Change in allowance for bad debt	-	(13,000)
Change in allowance for slow moving inventory	(16,027)	(2,083)
Change in assets and liabilities:
Accounts receivable	(81,030)	(11,914)
Inventory	23,402	3,138
Prepaid expenses	9,766	(143,205)
Accounts payable	(362,923)	18,992
Accrued expense	93,662	29,541
Deferred revenue	6,458	(13,311)
Net Cash Used in Operating Activities	(1,613,821)	(574,344)

Cash Flows from Investing Activities:
Purchase of property & equipment	(22,042)	(4,086)
Acquisition of PNPP	(150,324)	-
Acquisition of Webmayhem	(228,536)	-
Net Cash Used in Investing Activities	(400,902)	(4,086)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	677,319	560,004
Payments on capital lease	(18,575)	(17,316)
Payments on note payable	(7,141)	(239,576)
Net Cash Provided by Financing Activities	651,603	303,112

Net Decrease in Cash	(1,363,120)	(275,318)
Cash at Beginning of Period	2,685,068	869,277
Cash at End of Period	$1,321,948	$593,959
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$5,677	$6,415
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2007:

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

On April 3, 2007 and April 10, 2007, the Company issued 245,099 restricted common shares valued at $625,000 to acquire certain assets of Professional Nursing Personnel Pool.

On April 10, 2007, the Company issued 566,000 restricted common shares valued at $1,454,620 for consulting services.

On May 24, 2007, the Company issued 51,170 common shares upon the exercise of options valued at $117,691 to consultants for services rendered.

On May 24, 2007, the Company issued 5,000 restricted common shares valued at $11,500 for consulting services.

On May 30, 2007, the Company issued 11,000 common shares upon the exercise of options valued at $25,630 to consultants for services rendered.

On June 13, 2007, the Company issued 6,000 common shares upon the exercise of options valued at $16,200 to employees for services rendered.

On June 21, 2007, the Company issued 75,000 restricted common shares valued at $197,250 for services rendered.

On June 21, 2007, the Company issued 50,330 common shares in payment of a $34,592 note payable and $15,822 of accrued interest.

During the first six months 2007, the company recorded $170,499 of compensation expense related to the vesting of certain stock options issued.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2007 and 2006, and the results of operations and cash flows for the periods ended June 30, 2007 and 2006 have been made.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The financial statements are consolidated and included the accounts of Wizzard and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements.  The results of operations for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

Organization - Wizzard Software Corporation ["Parent"], a Colorado corporation, was organized on July 1, 1998.  The Company operates in two industry segments, Software and Healthcare.  The Software segment engages primarily in the development, sale, and service of custom and packaged computer software products, and podcast hosting services.  The Healthcare segment operates primarily in the home healthcare and healthcare staffing services in Wyoming and Montana.  On April 9, 2004, Parent organized Wizzard Merger Corp., a New York corporation, to acquire and dissolve into the operations of MedivoxRx Technologies, Inc., a New York corporation, in a transaction accounted for as a purchase.  On September 8, 2005, Parent purchased all of the issued and outstanding shares of Interim Healthcare of Wyoming, Inc. ["Interim"], a Wyoming corporation, in a transaction accounted for as a purchase.  On February 27, 2007, Parent organized Wizzard Acquisition Corp., a Pennsylvania corporation, to acquire and dissolve into the operations of Webmayhem, Inc. [Libsyn], a Pennsylvania corporation, in a transaction accounted for as a purchase.  Libsyn engages primarily in providing podcast hosting services.  On April 3, 2007, Interim purchased certain assets of Professional Personnel, Inc., dba, Professional Nursing Personnel Pool [“PNPP”].

Consolidation - The financial statements presented reflect the accounts of Parent, MedivoxRx, Libsyn and Interim.  Libsyn and PNPP are included from the date of purchase through June 30, 2007.  All significant inter-company transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents - At June 30, 2007, the Company had cash balances of $1,025,695 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2007, the Company has an allowance for doubtful accounts of $17,562 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2007 and 2006, the Company decreased the allowance for bad debt by $0 and $13,000, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory - Inventory consists of software, health care products and supplies and is carried at the lower of cost or market on a first in first out basis. During the six months ended June 30, 2007 and 2006, the Company decreased the allowance for slow moving inventory by $16,027 and $2,083, respectively.

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

Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies.  Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at June 30, 2007.

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards "SFAS" No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive [see Note 10].

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."  This statement requires an asset and liability approach for accounting for income taxes.

Advertising Costs - Advertising costs are expensed as incurred and amounted to $153,742 and $45,282 for the six months ended June 30, 2007 and 2006, respectively.

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

 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  Provisions are recorded for bad debts and at June 30, 2007 and 2006 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

Healthcare - The Company recognizes revenue from the providing of healthcare services when the services are provided and collection is probable.  Revenue for the talking bottle is recognized when the product is shipped and collections are probable.

Podcast Hosting – The Company recognizes revenue from providing podcast hosting services when the services are provided and when collection is probable.

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 9.   The Company records compensation expense for all share-based awards granted according to the provisions of SFAS No. 123R.  For the six months ended June 30, 2007 and 2006, non-cash compensation expense of $170,499 and $51,600, respectively, has been recognized for grants of options to employees and directors in the accompanying statements of operations with an associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the six months ended June 30, 2007.

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense for the six months ended June 30, 2007 and 2006 are $93,124 and $23,168, respectively, of research and development costs associated with the development of new products.

NOTE 2 – ACQUISITION

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION (Continued)

Milestone 3 would include the sellers to receive an additional 2,281,580 shares of common stock of the Company should Webmayhem obtain gross revenue of at least $15,000,000 and EBITDA of at least $5,000,000 during their third year of operation measured from the closing date of the merger.

On April 3, 2007, the Company acquired certain assets  of Professional Personnel Inc. (Professional Nursing Personnel Pool, “PNPP”) The Purchase Agreement called for the Company to pay $150,000 in cash and to issue 245,099 of unregistered and restricted shares of common stock valued at $625,000 for certain assets and liabilities of Professional Personnel Inc.

Wizzard agreed to issue an additional 6,537 “unregistered” and “restricted” shares of its common stock for every $100,000 in gross sales revenues generated by PNPP’s operations relating to the acquired assets, to the extent that such revenues exceed $1,400,000, up to a maximum of $2,000,000, during the calendar year ended December 31, 2007 (the “Milestone Shares”).

Wizzard further agreed to employ Professional Personnel’s current office team of six employees for a minimum of 90 days and to make available an additional $50,000 worth of stock to be issued to such employees on terms similar to the issuance of the Milestone Shares.

The following unaudited proforma information summarizes the estimated fair values of the assets acquired and the liabilities assumed:

	Webmayhem	PNPP
Cash	$23,795	$-
Accounts Receivable	80,335	75,013
Property Equipment	37,147	-
Accounts Payable	(385,919)	-
Accrued Liabilities	(24,588)	-
Note Payable	(50,000)	(127,099)
Net liabilities assumed in excess of assets	(319,230)	(52,086)
Goodwill	16,970,100	837,700
Purchase price	$16,650,870	$785,614

The following unaudited proforma information summarizes the estimated results of operations as if the acquisitions had occurred at the beginning of the period presented:

For the Six
Months Ended
June 30, 2007
Net revenue	$2,803,855
Cost of sales	1,950,374
Operating expenses	4,719,705
Other expense	(333,914)
Net loss	$(4,200,138)

Basic and diluted loss per common share	$(.10)

Basic and diluted weighted average common shares outstanding	41,384,614

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES

The following is a summary of inventories:

	June 30,	December 31
	2007	2006
Raw materials	$27,266	$50,356
Finished goods	10,576	10,888
Less: Allowance for obsolete inventory	(34,339)	(50,366)
	$3,503	$10,878

NOTE 4 – PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	June 30, 2007	December 31, 2006

Furniture, fixtures and equipment	2-10 yrs	$247,310	$177,833
Production molds	3 yrs	47,710	47,710
Software	2-5 yrs	11,964	11,964
		306,984	237,507
Less: Accumulated depreciation		(196,519)	(161,585)
Property & equipment, net		$110,465	$75,922

Depreciation expense for the six months ended June 30, 2007 and 2006 was $24,647 and $15,982, respectively.

The following is a summary of leased equipment at:

	Life	June 30, 2007	December 31, 2006

Leased equipment	5.25 yrs	$223,750	$223,750
Less: Accumulated depreciation		(131,852)	(115,870)
Leased equipment, net		$91,898	$107,880

Depreciation expense for the six months ended June 30, 2007 and 2006 was $15,982.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

Intangible Assets - The Company classifies its intangible assets as definite-life intangible assets and amortizes them on a straight-line basis over their estimated useful lives.  Amortization expense of $0 was recorded for the six months ended June 30, 2007 and 2006.

Goodwill - On September 8, 2005, the Company recorded goodwill of $896,570 in connection with the acquisition of Interim Health Care of Wyoming as the purchase price of $904,006 exceeded the $7,436 net book value of the assets acquired.  On September 30, 2006, the company recorded additional goodwill of $49,225 in connection with the Phase I Incentives.

On March 1, 2007, the Company recorded goodwill of $16,970,100 in connection with the acquisition of Webmayhem Inc. as the assumption of liabilities exceeded assets by $319,230 plus the purchase price of $16,650,870.

On April 3, 2007, the Company recorded goodwill of $837,700 in connection with the asset purchase of PNPP as the assumption of liabilities exceeded assets by $52,086 plus the purchase price of $785,614.

The following is a summary of goodwill:

	For the Six Months Ended June 30,
	2007	2006

Goodwill at beginning of period	$945,795	$896,570

Goodwill from acquisition of Webmayhem Inc.	16,970,100	-

Goodwill from acquisition of PNPP	837,700	-

Goodwill at end of period	$18,753,595	$896,570

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE (Continued)

On October 27, 2006, the Company closed a Subscription Agreement by which three institutional investors purchased a) a 5% convertible notes payable having a total principal amount of $2,375,000, convertible into  common shares of the Company at $2.00 per share and maturing April 27, 2008; b) Class A Warrants to purchase a total of 593,750 shares of common stock, at $2.50 per share, exercisable for three years, and c)Class B Warrants to purchase a total of 1,187,500 shares of common stock at $2.00 per share, exercisable until 180 days after the effective date of the Registration Statement. As the conversion price for the note was below the fair value of the common stock on the date issued, the Company recorded a discount on the note for beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5. The fair value of the beneficial conversion feature and Class A and Class B warrants were reduced on a pro-rata basis to the $2,375,000 proceeds received from the subscription and recorded as a discount against the note.  The $968,000 discount on the beneficial conversion feature is being amortized as interest expense over the term of the note. As of June 30, 2007, the Company has amortized $430,400 of the discount with the remaining $1,944,600 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.

The Class A Warrants and Class B Warrants were valued using the Black-Scholes pricing model using the following weighted average assumptions 77.19% volatility, 1.33 years expected life, 5.08% risk free interest rate and expected dividend yield of zero.

In April 2007, Interim signed a $127,099 note payable to a bank.  The note is unsecured, and accrues interest at 8.25% per annum.  At June 30, 2007, the note has a remaining principal balance of $119,958.  During the six months ended June 30, 2007 and 2006, interest expense on the note payable amounted to $1,751 and $0, respectively.

NOTE 7 - CAPITAL LEASE OBLIGATION

The Company is leasing equipment on a 63-month capital lease terminating in August 2008.  Monthly payments of $3,750 began in June 2003 and a payment of $54,688 is due at termination.  During the six months ended June 30, 2007 and 2006, interest expense on capital lease obligation amounted to $3,925 and $5,184, respectively.

Future minimum capital lease payments are as follows for the twelve-month periods as of:

	June 30,	December 31,
	2007	2006
2007	$22,500	$45,000
2008	84,688	84,688
Total minimum lease payments	107,188	129,688
Less amount representing interest	(6,539)	(10,464)
Present value of minimum lease payments	100,649	119,224
Less current portion	(38,482)	(37,813)
	$62,167	$81,411

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK

Preferred Stock   The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of June 30, 2007, no shares were issued and outstanding.

Common Stock   The Company has authorized 100,000,000 shares of common stock, $.001 par value.  As of June 30, 2007, the Company had 42,295,235 common shares issued and outstanding.

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

On April 3, 2007 and April 10, 2007, the Company issued a total of 245,099 restricted common shares valued at $625,000 to acquire certain assets of Professional Nursing Personnel Pool.

On April 10, 2007, the Company issued 566,000 restricted common shares valued at $1,454,620 for consulting services.

On May 24, 2007, the Company issued 51,170 common shares upon the exercise of options valued at $117,691 to consultants for services rendered.

On May 24, 2007, the Company issued 5,000 restricted common shares valued at $11,500 for consulting services.

On May 30, 2007, the Company issued 11,000 common shares upon the exercise of options valued at $25,630 to consultants for services rendered.

On June 13, 2007, the Company issued 6,000 common shares upon the exercise of options valued at $16,200 to employees for services rendered.

On June 21, 2007, the Company issued 75,000 restricted common shares valued at $197,250 for services rendered.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK (Continued)

On June 21, 2007, the Company issued 50,330 common shares in payment of a $34,592 note payable and $15,822 of accrued interest.

Exercise of Warrants - On April 19, 2007, April 27, 2007, June 14, 2007, June 15, 2007 and June 19, 2007, the Company issued 10,000, 16,500, 21,833, 73,530 and 109,176 common shares, respectively, upon the exercise of warrants at $1.36 per share.

Exercise of Warrants - On May 9, 2007, the Company issued 153,197 common shares, upon the exercise of warrants at $1.25 per share.

During the first six months 2007, the company recorded $170,499 of compensation expense related to the vesting of certain stock options issued.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS AND WARRANTS

2007 Key Employee Stock Option Plan   During 2007, the Board of Directors adopted a 2007 Key Employee Stock Option Plan ("2007 Key Employee Plan").  Under the terms and conditions of the 2007 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Key Employee Plan may not exceed 200,000.  At June 30, 2007, no options were available to be granted under the 2007 Key Employee Plan.  During the six months ended June 30, 2007, the Company granted 200,000 options.

2007 Stock Option Plan   During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan").  Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000.  At June 30, 2007, 56,830 options were available to be granted under the 2007 Plan.  During the six months ended June 30, 2007, the Company granted 143,170 options.

2006 Stock Option Plan   During 2006, the Board of Directors adopted a Stock Option Plan ("2006 Plan").  Under the terms and conditions of the 2006 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2006 Plan may not exceed 137,500.  At June 30, 2007, no options were available to be granted under the 2006 Plan.  During the six months ended June 30, 2007 and 2006, the Company granted 0 and 137,500 options, respectively.

2005 Stock Option Plan   During 2005, the Board of Directors adopted a Stock Option Plan ("2005 Plan").  Under the terms and conditions of the 2005 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2005 Plan may not exceed 220,000.  At June 30, 2007, total options available to be granted under the 2005 Plan totaled 95.  During the six months ended June 30, 2007 and 2006, the Company granted 19,700 and 89,105 options, respectively, which were immediately exercised for service valued at $60,384 and $149,214, respectively.

The fair value of option grants during the six months ended June 3, 2007 and 2006 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the six months ended June 30, 2007 and 2006 were as follows:

	2007	2006
Dividend yield	0%	0%
Expected life	10 yrs	10 yrs
Expected volatility	65.6%	94.9%
Risk-free interest rate	4.65 to 4.8%	4.86%

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of options granted at June 30, 2007, and changes during the period then ended are as follows:

	For the Six Months Ended
	June 30, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	137,500	$1.59	9.4 years	$123,750
Granted	365,570	1.74	2.1 years	-
Exercised	(85,570)	2.50	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	417,500	2.04	8.1 years	212,925
Vested and expected to vest in the future	417,500	2.04	8.1 years	212,925
Exercisable at end of period	215,000	1.79	9.2 years	163,400
Weighted average fair value of options granted	417,500	$2.04	8.1 years	$212,925

The Company had 115,500 non-vested options at the beginning of the period.  At June 30, 2007 the Company had 202,500 non-vested options.

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $0 and $0, respectfully.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2007 and 2006 (for outstanding options), less the applicable exercise price.

During the six month period ended June 30, 2007 and 2006, the Company expensed $213,695 and $149,214 upon the exercise of awards.  The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carry forwards.

Warrants - A summary of the status of the warrants granted is presented below for the six months ended:

	June 30, 2007		June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,193,331	$2.05	1,923,105	$1.79
Granted	-	-	513,334	2.27
Exercised	(630,701)	1.10	(513,334)	1.36
Forfeited	(110,627)	1.36	-	-
Expired	(157,420)	3.41	-	-
Outstanding at end of period	2,294,583	$2.19	1,923,105	$1.79

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Loss from continuing operations available to common shareholders (numerator)	$(2,866,308)	$(1,388,255)	$(4,240,299)	$(1,946,454)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	41,807,211	32,727,033	38,969,830	32,409,043

At June 30, 2007, the Company had 2,294,583 warrants outstanding to purchase common stock of the Company at $2.00 to $2.50 per share, the Company had 417,500 options outstanding to purchase common stock of the Company at $1.59 to $2.59 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 1,145,081 shares of common stock, [See Note 6], which were not included in the loss per share computation because their effect would be anti-dilutive.

At June 30, 2006, the Company had 1,923,105 warrants outstanding to purchase common stock of the Company at $1.25 to $3.41 per share, the Company had 137,500 options outstanding to purchase common stock of the Company at $1.59 per share, and a 5% convertible note payable wherein the holder could convert the note into 494,998 shares, [See Note 6], which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 11 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at June 30, 2007 operating loss carryforwards of approximately $21,750,000 which may be applied against future taxable income and which expires in various years through 2027.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $7,400,000 as of June 30, 2007, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the six months ended June 30, 2007 approximated $1,200,000.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Agreements - In connection with the agreement with AT&T to sell to AT&T's OEM Natural Voices desktop product licenses the Company is required to make minimum purchase of $125,000 per each six month period beginning  July 2004 through June 2008.

In connection with the agreement with IBM to sell IBM's OEM ViaVoice desktop products licenses the Company is required to make minimum purchases of $15,000 per quarter beginning July 2007 through June 2009.

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

Contingent Consideration for the Acquisition of the assets of Switchpod Technology   As part of the Switchpod acquisition, the Company agreed to issue additional shares of common stock upon Switchpod obtaining certain milestones. The first incentive would include the seller to receive an additional 75,000 “unregistered” and “restricted” common shares if Switchpod reaches 5,000,000 podcast downloads per month by May 31, 2007.  Switchpod did not attain the first milestone and no “restricted” common shares were issued.  The second incentive would include the seller to receive an additional 12,500 “unregistered” and “restricted” common shares per month up to a maximum of 200,000 common shares, if during the second year following the completion of the acquisition, Switchpod delivers 1,000,000 podcast downloads per month in excess of the number of podcast downloads per month as of May 31, 2007 or 5,000,000 podcast downloads per month.

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

Milestone 3 would include the sellers to receive an additional 2,281,580 shares of common stock of the Company should Webmayhem obtain gross revenue of at least $15,000,000 and EBITDA of at least $5,000,000 during their third year of operation measured from the closing date of the merger.

Contingent Consideration for the Acquisition of the assets of PNPP As part of the asset purchase agreement, the Company agreed to issue additional shares of common stock upon PNPP achieving certain financial results.

Wizzard agreed to issue an additional 6,537 “unregistered” and “restricted” shares of its common stock for every $100,000 in gross sales revenues generated by PNPP’s operations relating to the acquired assets, to the extent that such revenues exceed $1,400,000, up to a maximum of $2,000,000, during the calendar year ended December 31, 2007 (the “Milestone Shares”).

Wizzard further agreed to employ Professional Personnel’s current office team of six employees for a minimum of 90 days and to make available an additional $50,000 worth of stock to be issued to such employees on terms similar to the issuance of the Milestone Shares.

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

The following is a summary of the Company’s operations by segment for the six months ended June 30, 2007 and 2006:

	2007			2006
	Software	Healthcare	Total	Software	Healthcare	Total
Net revenues	$764,789	$1,389,234	$2,154,023	$401,900	$982,537	$1,384,437
Cost of sales	574,630	919,365	1,493,995	219,158	606,080	825,238
General and administrative	3,444,764	371,125	3,815,889	935,401	271,357	1,206,758
Selling	311,942	75,986	387,928	123,237	101,821	225,058
Research and development	93,124	-	93,124	23,152	16	23,168
Compensation for re-pricing/extension of warrants	269,472	-	269,472	606,668	-	606,668
Other income	39,478	9,507	48,985	73,910	29,594	103,504
Interest expense	377,193	5,706	382,899	542,767	4,738	547,505
Income tax benefit/(expense)	-	-	-	-	-	-
Net income (loss)	$(4,266,858)	$26,559	$(4,240,299)	$(1,974,572)	$28,118	$(1,946,454)

Total assets	19,221,892	1,708,834	20,930,726	1,592,446	625,517	2,217,963
Depreciation expense	14,241	26,388	40,629	10,027	25,990	36,017

The following is a summary of the Company’s operations by segment for the three months ended June 30, 2007 and 2006:

	2007			2006
	Software	Healthcare	Total	Software	Healthcare	Total
Net revenues	$467,687	$960,410	$1,428,097	$259,008	$523,039	$782,047
Cost of sales	403,083	622,319	1,025,402	134,464	313,236	447,700
General and administrative	2,636,762	240,236	2,876,998	400,232	134,378	534,610
Selling	154,355	31,839	186,194	77,141	57,750	134,891
Research and development	40,946	-	40,946	11,850	-	11,850
Compensation for extension of warrants	-	-	-	606,668	-	606,668
Other income	18,547	6,762	25,309	73,870	23,614	97,484
Interest expense	186,512	3,662	190,174	531,178	889	532,067
Income tax benefit/(expense)	-	-	-	-	-	-
Net income (loss)	$(2,935,424)	$69,116	$(2,866,308)	$(1,428,655)	$40,400	$(1,388,255)

Depreciation expense	8,278	13,288	21,566	5,297	13,025	18,322

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SUBSEQUENT EVENT

On July 9, 2007, the Company closed a Securities Purchase Agreement by which four institutional investors agreed to purchase for an aggregate purchase price of $7.5 million: a) 7,500 shares of the Company’s Series A 7% Convertible Preferred Stock, which can be convertible into shares of the Company’s common stock at a conversion price of $2.05 per share, and b) Common Stock Purchase Warrants to purchase a total of up to 1,829,268 shares of the Company’s common stock at a price of $2.85 per share, exercisable for a period of five years.

Holders of the Preferred Stock will be entitled to receive cumulative dividends of 7% per annum for the first two years after issuance of the Preferred Stock and 18% per annum thereafter, payable on January 1 and July 1, beginning on January 1, 2008, either in cash or, at the Company’s option, in shares of the Company’s common stock.

The Company will have the right to force conversion of all or part of the outstanding Preferred Stock, plus all accrued but unpaid dividends and liquidated damages due with respect to the Preferred Stock  if, after the two-year anniversary of the effectiveness of the Registration Statement referred to below, the price of the Company’s common stock exceeds $6.15 for 10 consecutive trading days and the volume for each such trading day exceeds 100,000 shares of common stock.

Beginning two years after the issuance date of the Preferred Stock, the Company may also elect to redeem all (but not less than all) of the then outstanding Preferred Stock at a total price of:  (i) 125% of the aggregate Stated Value then outstanding; (ii) accrued but unpaid dividends; and (iii) all liquidated damages and other amounts due with respect to the Preferred Stock.  On the occurrence of certain Triggering Events as defined in Section 9(a) of the Articles of Amendment/Certificate of Designation with respect to the Preferred Stock, each holder will have the right to require the Company to redeem all of the holder’s Preferred Stock or to increase the dividend rate on that holder’s Preferred Stock to 18% per annum thereafter.

On July 12, 2007, the Company issued 25,000 common shares in payment of a $50,000 note payable.

On August 1, 2007, the Company issued 28,000 common shares upon the exercise of options valued at $78,400 to non-employees for services rendered.

On August 1, 2007, the Company issued 5,000 restricted common shares valued at $14,000 for consulting services.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Highlights of Second Quarter, 2007

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

1.  Wizzard Media

Wizzard Media is the newly launched division for our new media podcasting business.  Wizzard Media is focused on the podcasting industry and how speech technology, when incorporated into the podcasting mix, can have a significant impact on the industry by providing a safe means for advertisers to promote their brands in user generated content, while at the same time providing for focused advertising targetability and the monetization of podcasting content for our publishers and ourselves.  Wizzard Media is currently the industry’s largest network of independent and professional podcasters.  The network received over 450 million download requests in 2006 and is on pace to hit 875 million in 2007, with one billion (1.0B) download requests looking like a real possibility.  Wizzard's hosting grew by over 300 new shows in the second quarter with 38,000 new episodes added across the network.  With the recently launched new iPod Shuffle, Apple TV and the iPhone, we expect podcasting to continue to grow at the same annual rate for some time to come.

Some of the accomplishments of Wizzard Media in the second quarter of 2007 include:

• Subsequent to the second quarter Wizzard Media downloads surpass 85 million in July (unexpected summer growth; summer, historically, has been slow for media consumption).

• Subsequent to the second quarter Wizzard raised $7,500,000 for its podcasting business.

Content -

• Grew the number of shows on the network by over 300 in the second quarter.

• 38,000 new episodes were added for the over 8,000 podcast shows hosted on the Wizzard Media Network.

• Launched several new audio book podcasts including Pride and Prejudice (currently ranked #8 in Education on iTunes) and the Wizard of Oz.

Personnel -

• Hired former Time Warner executive Jim Else as VP of Sales for advertising in podcasts.

• Hired two independent sales representatives—New York, Direct Response.

• Hired former MTV executive as an independent sales representative in Detroit.

• Hired several new software engineers.

Advertising  -

• Began advertising sales initiative in May and have executed over 50 introductory sales calls to date.

• Launched and executed first advertising campaign as Wizzard Media.

• Initial advertising sales pipeline includes ten nationally recognized advertisers in various stages of the sales process.

• Developing automated systems to handle long tale and large volume advertising transactions.

• Focused sales pitch based on three key selling points: Mass, Safety/Targetability, Engagement

• Implemented a metrics database system to store geographical download data for highly focused targeting of advertisements

Press -

• Received attention from mainstream and podcasting press including:  Ad Age, Red Herring, Inside Digital Media, Blogger and Podcaster Magazine, WebProNews, Follow the Media, Pittsburgh Business Times, Gartner Analyst, ABC.com, Florida Trend Magazine

Technology -

• Launched a new podcasting discovery and destination website Wizzard.TV.  Traffic to site consistently growing over the last several months.

• Launched a new Wizzard Media Channel on iTunes and selected as a Featured Content Provider for iTunes.

• Finalized the development of a speech recognition and text-to-speech platform for podcast transcription and creation.  Implementation into the entire Wizzard network will begin in the third quarter of 2007.

• Designed and neared completion of a new, highly targetable audio and video ad insertion technology.  Implementation into a portion of the network will be completed in the third quarter of 2007.

• Implemented a consolidated data delivery migration plan slated to save the company up to 35% on monthly bandwidth charges to be completed in the third quarter of 2007.

• Implemented several new database initiatives speeding up statistical delivery for both internal and podcaster data expected to be completed in the third quarter of 2007.

• Began development of a back end system to support advertising inventory management, podcast relations management and an advertising proposal system.

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

Podcasts are audio and video "shows" created by all types of people on standard personal computers.  Currently, podcasts are 80% audio and 20% video and are similar in format to a radio or TV show.  These shows average twenty minutes in length and range in topics from comedy to sports to fashion.  Due to the thousands of different niche topics, podcasting’s ability to reach highly targeted audiences is a very appealing proposition for both national and local advertisers.  Podcasts can be subscribed to for free and accessed through new media aggregators such as Apple's popular iTunes.  Podcasts are listened to or watched on Apple’s iPod along with almost any MP3 player, Sony’s PlayStation Portable, many new cell phones, Tivo units, and can also be played online using a standard PC.  Every time a new episode is released from the podcast creator (approximately three times per month), it is automatically downloaded to a subscriber’s computer and can be transferred over to an iPod or MP3 player with ease.  We have found this subscription model very appealing to advertisers as well.  Podcasts provide a new and exciting medium for information and entertainment distribution. Podcasts are enjoyed by consumers around the world while at their computer, exercising, on airplanes, at the beach, in their cars or on the subway and with the introduction of Apple TV, sitting at home in their living room.  One of the biggest reasons for the success of podcasting is due to the fact that, unlike traditional radio and television, consumers can enjoy podcast shows where they want, when they want, putting the control of media consumption back into the consumer’s hands.

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

Wizzard Media will be the catalyst for attracting sponsors and advertising opportunities for the podcasts we currently broadcast using speech recognition to match advertisers with very specific, engaging shows, catering to a wide variety of mainstream and niche markets.  Applying our geographical targeting capabilities we can find strong, relevant advertising opportunities for local businesses in addition to national brands, which is a significant revenue generating opportunity for Wizzard and for our content producers.  Advertisers and consumers alike want relevant, focused advertisements, something clearly lacking in today's digital media offerings, yet can be accomplished using our combined technologies and skills.  For example, if Ford Motor Company wants to advertise in all podcasts that discuss cars, a strategic search can be performed across the entire Wizzard Media network for all podcasts that discuss relative words at any place in the audio/video show, such as automobiles, trucks or minivans.  Using dynamic advertisement insertion technology we can insert the ad in the front, the back or even at a very specific point inside the podcast where it is most relevant to the listener.  Management believes this extreme targetability gives Wizzard Media a strong competitive advantage making it easier to attract advertisers and sponsors who want to successfully align their brand of products and services with high-value content and a targeted audience on our network. Management’s research shows that consumers don’t mind advertisements to support their favorite podcasts when those ads are interesting and relevant.

Wizzard Media is considered the de facto leader in the podcasting distribution business and as we introduce our speech technologies to our hosting services, we strongly believe we will be strategically positioned to maximize revenue generation for the shows we broadcast.

2. Speech Technology and Services Group

Wizzard Software's legacy Speech Technology and Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T, as well as through our own internet marketing efforts through Google, Yahoo and other major internet search engines.

In the first six months of 2007 our T&S Group achieved a 16% increase in revenue over the first six months of 2006.  T&S Group continues to focus on our core Assistive Application and Medical Dictation markets and continues to add new customers in the ATM and Simulator categories throughout 2006 and 2007.  Alert/broadcasting, which began to emerge as a customer category in 2005, has continued to grow and additional inroads have been made with TTS in the deployment and development of dictionary and game applications.  Significant prototyping activity has been accomplished in the dictation services industry using speech recognition and the protocol supportive attributes of our TTS offerings have been enhanced to support customer requests for large IVR type applications.

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

WizzTones for Skype was released to unexpected fanfare and garnered a significant amount of press.  To promote the product, we announced the release on Business Wire and placed the trial version on multiple download websites.  We were also able to secure a listing on the Skype site.  In the 4th quarter of 2006, Wizzard announced official Skype certification and a co-marketing deal with Skype for our WizzTones product.  In the first quarter of 2007, WizzTones was included in the full Skype download so that every individual who downloads Skype gets a trial version of WizzTones.  Users can purchase the full version online and we have seen early indications that this will increase sales of WizzTones.  In the second quarter, WizzTones was selected for the Skype Extras Gallery and has seen a significant increase in downloads.

The Speech Technology and Services Group's immediate focus for the second half of 2007 is to increase revenue and be a preferred supplier for speech technologies to large businesses worldwide, emphasize great technologies, competitive prices and high quality support to the speech development community as well as offering non-technical hosted speech conversion services to companies that have subscriber bases in fast growing market segments.

3.   Speech Group - Healthcare

In the second quarter of 2007, Wizzard's Interim of Wyoming operation acquired certain assets of Professional Personnel Inc., a synergistic home healthcare business in close proximity of our current HHC operations.  As a result, Interim of Wyoming's revenues were up 84% over the second quarter of 2006.  Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for fifteen years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.

We believe that our speech technology (WizzScribe transcription service, MedOasis InfoPath forms, ViaVoice speech medical recognition, etc.) can make a significant impact on the bottom line of HHC agencies.  Both Wizzard's management and owners of our targeted home health care agencies believe that strong synergies exist among the services they offer, the compliances they must adhere to, the job functions of their workers, WizzScribe transcription product, medical speech recognition dictation and form-fill applications.

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

Branded with the name "Rex," the Talking Prescription Bottle allows end-users to "hear" medication instructions when reading a medication label is not practical or possible.  There are several billion prescriptions filled each year in the U.S. and pharmaceutical errors create billions of dollars of additional medical spending with the number one error being identified as labeling problems and education. Using unique microprocessor electronics and Wizzard's advanced text-to-speech offerings, pharmacists can automatically create a "talking" label while the traditional instruction label is being printed. At the push of a button, the prescription bottle talks to the patient, telling him or her the name of the medication, the dosage the patient should consume, the frequency of administration, refill instructions, warnings and other important information necessary to educate and help people take their prescription medication properly.

In the second quarter of 2007, we have seen renewed interest in the Talking Prescription Bottle from at least two major U.S. pharmacy chains, for online or in store sales, as they develop new divisions that deal with ADA and patient services.  MedivoxRx continues to see reorders from our current HMO customers in addition to expanded HMO territory.  We expect our largest HMO customer to expand the use of the bottle and begin placing new orders in the fourth quarter of 2007.  We have made significant inroads with the largest mail order prescription company in the world who will complete testing of the bottle in the next 30 days for both product quality as well as its potential to work within their automated fulfillment systems.  We plan to continue to work with legislators in several states that support legislation requiring pharmacies to carry assistive aid devices that help ensure patient safety.  We have received attention and support from members of Congress at the Federal and State levels in conjunction with the proposed legislation in Maryland, California and other states.  We continue to believe in the Talking Prescription Bottle as the ability of the elderly and visually impaired to fully comprehend prescription medication instructions is as necessary as ever, and as new drugs are constantly introduced to the market and increasing medication combinations make following dosage instructions critical.

Results of Operations.

Three Months Ended June 30, 2007 and 2006.

During the second quarter ended June 30, 2007, Wizzard recorded revenues of $1,428,097, an 83% increase from revenues of $782,046 in the second quarter of 2006 and a 97% increase over revenues in the first quarter of 2007 ($725,926). The increase for the second quarter of 2006 was due primarily to the expansion of our podcast hosting and healthcare operations as well as an increase in sales of our speech recognition software.

Cost of goods sold totaled $1,025,402 in the second quarter of 2007, versus $447,700 in the second quarter of 2006.  This increase of 129% is attributed primarily to expenses related to the expansion of our podcast hosting and healthcare operations.  Wizzard posted a gross profit of $402,695 during the second quarter of 2007, versus a gross profit of $334,346 in the second quarter of 2006, an increase of 20%.

In the second quarter ended June 30, 2007, operating expenses totaled $3,104,138 which was a 118% increase from operating expenses of $1,428,019 in the second quarter of 2006.  Broken down by line item our operating expenses were:

General and administrative expenses were $2,876,998 in 2007 versus $674,610 in 2006. This increase was due primarily to an increase in consulting fees, as well as the addition of personnel with investments in Libsyn and PNPP.  The Company used common stock to pay $1,946,300 of the increase in General and Administrative expenses.

Selling expenses in the second quarter of 2007 were $186,194 versus $134,891 in 2006.  This 38% increase was due primarily to the expansion of our podcast hosting and healthcare operations.  Research and Development expenses in the second quarter were $40,946 versus $11,850 in 2006. Compensation for re-pricing of warrants totaled $606,668 for the second quarter of 2006.

Other income (expenses) of $164,865 versus $294,582 in the second quarter of 2006, consisted primarily of interest expense.  This decrease relates to the issuance of $382,500 of restricted stock in 2006 to extend the due date on the convertible notes payable to December 28, 2006, offset by other income of $73,865, for penalties that were not claimed on the delay in registering the underlying securities.

Wizzard's net loss was $2,866,308, or $0.07 per share, in the quarter ended June 30, 2007.  This represents a 106% increase from our net loss of $1,388,255, or $0.04 per share, in the second quarter of 2006.

Six months ended June 30, 2007, and 2006.

During the six month period ended June 30 2007, Wizzard recorded revenues of $2,154,023, a 56% increase over revenues of $1,384,437 for the same period in 2006.  The increase in revenues in the six months ended June 30, 2007, was due to the expansion of our podcast hosting and healthcare operations.

In the six months ended June 30, 2007, cost of goods sold totaled $1,493,995, an 81% increase as compared to $825,238 in the six months ended June 30, 2006. The increase in cost of goods sold was due to the expansion of our podcast hosting and healthcare operations.

Wizzard recorded total operating expenses of $4,566,412 during the six months ended June 30, 2007, a 107% increase as compared to operating expenses of $2,201,652 in the same period of 2006.  General and administrative expenses totaled $3,815,889 in the first six months of 2007 versus $1,346,758 in the first six months of 2006, an increase of approximately 183%. This increase is due primarily to an increase in consulting fees, as well as an increase in employee and payroll related expense with the expansion of our podcast hosting and healthcare operations.  The Company used common stock to pay $2,320,270 of the increase in General and Administrative expenses.

Selling expenses in the first six months of 2007 were $387,928 versus $225,058 in 2006.  This 72% increase was due primarily to the expansion of our podcast hosting and healthcare operations.  Research and Development expense increased to $93,124 in the first six months of 2007 from $23,168 in the first six months of 2006.

In the first six months of 2006, Wizzard recorded $606,668 of compensation for re-pricing of warrants. In the first six months of 2007, Wizzard recorded interest expense of $269,472, to extend the expiration date of certain warrants.

Wizzard's net loss was $4,240,299, or $0.11 per share, in the six months ended June 30, 2007.  This represents a 118% increase from our net loss of $1,946,454, or $0.06 per share, in the first six months of 2006.  Total non-cash expenses for the first six months of 2007 was $2,912,541, a 98% increase from non-cash expenses of $1,467,935 in the first six months of 2006, primarily due issuance of stock for consulting services.

Liquidity and Capital Resources.

Cash on hand was $1,321,948 at June 30, 2007, an increase of $727,989 over the $593,959 on hand at June 30, 2006.  Cash used in operations for the six months ended June 30, 2007, was $1,613,821, an increase of 181% over the $574,344 cash used in operations for the six months ended June 30, 2006.  Cash used in investing activities was $400,902 primarily for the acquisitions of Libsyn and PNPP during the six months ended June 30, 2007.

In the first six months of 2007, the Company received $677,319 from the issuance of common stock.  The Company used common stock to pay $2,149,770 in consulting, investor relations and employee services during the six months ended June 30, 2007. In doing so, management believes we have conserved Wizzard's cash liquidity for operational purposes.

The Company believes it is still in the early stages of the new and developing speech technology market and podcast hosting services, and estimates it will require approximately $230,000 per month to maintain current operations and grow our podcasting business.

On July 9, 2007, which is subsequent to the period covered by this report, the Company closed a Securities Purchase Agreement by which four institutional investors agreed to purchase for an aggregate purchase price of $7.5 million: a) 7,500 shares of the Company’s Series A 7% Convertible Preferred Stock, which can be convertible into shares of the Company’s common stock at a conversion price of $2.05 per share, and b) Common Stock Purchase Warrants to purchase a total of up to 1,829,268 shares of the Company’s common stock at a price of $2.85 per share, exercisable for a period of five years.

Holders of the Preferred Stock will be entitled to receive cumulative dividends of 7% per annum for the first two years after issuance of the Preferred Stock and 18% per annum thereafter, payable on January 1 and July 1, beginning on January 1, 2008, either in cash or, at the Company’s option, in shares of the Company’s common stock.

The Company will have the right to force conversion of all or part of the outstanding Preferred Stock, plus all accrued but unpaid dividends and liquidated damages due with respect to the Preferred Stock if, after the two-year anniversary of the effectiveness of the Registration Statement referred to below, the price of the Company’s common stock exceeds $6.15 for 10 consecutive trading days and the volume for each such trading day exceeds 100,000 shares of common stock.

Beginning two years after the issuance date of the Preferred Stock, the Company may also elect to redeem all (but not less than all) of the then outstanding Preferred Stock at a total price of:  (i) 125% of the aggregate Stated Value then outstanding; (ii) accrued but unpaid dividends; and (iii) all liquidated damages and other amounts due with respect to the Preferred Stock.  On the occurrence of certain Triggering Events as defined in Section 9(a) of the Articles of Amendment/Certificate of Designation with respect to the Preferred Stock, each holder will have the right to require the Company to redeem all of the holder’s Preferred Stock or to increase the dividend rate on that holder’s Preferred Stock to 18% per annum thereafter.

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

As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the six month period ended June 30, 2007, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description
Robert Batson	2-15-07	25,124	Services rendered
Chris Milde	2-15-07	27,234	Services rendered
Corporate Relations Inc.	2-15-07	29,355	Services rendered
Jeffrey Kahler	2-15-07	2,978	Services rendered
David Chekan	3-19-07	1,004,468	Acquisition of Webmayhem
Matthew Hoopes	3-19-07	1,004,468	Acquisition of Webmayhem
David Mansueto	3-19-07	1,004,468	Acquisition of Webmayhem
Martin Mulligan	3-19-07	1,004,468	Acquisition of Webmayhem
Fakespace Labs	3-19-07	234,965	Acquisition of Webmayhem
L. Blunt Jackson	3-19-07	117,482	Acquisition of Webmayhem
Christopher MacDonald	3-19-07	328,950	Acquisition of Webmayhem
Neil Roseman	3-19-07	375,829	Acquisition of Webmayhem
Robert Leppo	3-19-07	837,740	Acquisition of Webmayhem
Charles Mansueto	3-19-07	167,482	Acquisition of Webmayhem
Brenda Mosher	3-26-07	11,909	Phase I Incentive - Interim
Greg Roadifer	4/3/07	245,099	Acquisition of PNPP
Arthur Douglas & Associates	4/10/07	250,000	Services Rendered
Michelle Watson	4/10/07	300,000	Services Rendered
Patrick Grumbar	4/10/07	1,000	Services Rendered
Bruce Phifer	4/10/07	5,000	Services Rendered
John Strohsahl	4/10/07	5,000	Services Rendered
Paul Cooper	4/10/07	5,000	Services Rendered
Genesis Microcap	4/19/07	10,000	Exercise of warrants at $1.36
Genesis Microcap	4/27/07	16,500	Exercise of warrants at $1.36
Alpha Capital AG	5/9/07	153,197	Exercise of warrants at $1.25
Bruce Phifer	5/24/07	5,000	Services rendered
Genesis Microcap	6/14/07	21,833	Exercise of warrants at $1.36
Alpha Capital AG	6/15/07	73,530	Exercise of warrants at $1.36

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

(a)   None, not applicable

(b)  During the quarterly period ended June 30, 2007, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

31.1 - 302 Certification of Christopher J. Spencer

31.2 - 302 Certification of John Busshaus

32 - 906 Certification.

(b)  Reports on Form 8-K.

8-K Current Report dated April 4, 2007 filed on April 17, 2007, regarding Asset Purchase Agreement with Professional Personnel Inc.

8-K Current Report dated June 29, 2007 filed on July 3, 2007, regarding entering into a Securities Purchase Agreement by which four institutional investors agreed to purchase a total of 7,500 shares of the Company’s Series A 7% Convertible Preferred Stock for an aggregate purchase price of $7.5 million.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date:	8/14/07	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	8/14/07	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	8/14/07	/s/ Armen Geronian
Armen Geronian
Chief Technical Officer and Director

Date:	8/14/07	/s/ Gordon Berry
Gordon Berry
Director

Date:	8/14/07	/s/ David Mansueto
David Mansueto
Director