Form 10QSB
period 2007-09-30
WIZZARD SOFTWARE CORP /CO
filed 2007-11-14
CIK 1074909

U. S. Securities and Exchange Commission

Washington, D. C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

N/A

(APPLICABLE ONLY TO CORPORATE ISSUERS)

As of November 12,  2007, there were 43,210,081 shares of common stock, par value $.001, of the registrant issued and outstanding.

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
FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets	2

Consolidated Unaudited Statements of Operations	3

Consolidated Unaudited Statements of Cash Flows	4 - 7

Notes to Unaudited Consolidated Financial Statements	8 - 24

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEET

ASSETS

	September 30, 2007	December 31, 2006
CURRENT ASSETS:	(unaudited)
Cash	$6,966,495	$2,685,068
Accounts receivable, net of $17,562 and $17,562 allowance, respectively	617,884	371,636
Inventory, net of $30,218 and $50,366 allowance, respectively	3,564	10,878
Prepaid expenses	26,732	47,487
Notes receivable	-	50,000
Total current assets	7,614,675	3,165,069

LEASED EQUIPMENT, net	83,907	107,880
PROPERTY AND EQUIPMENT, net	103,777	75,922
GOODWILL	18,753,595	945,795
OTHER ASSETS	3,582	3,582
Total assets	$26,559,536	$4,298,248

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$380,491	$337,758
Accrued expenses	429,684	376,776
Capital lease - current portion	38,482	37,813
Notes payable – current portion, net of discount of $871,174 and $2,267,400, respectively	1,398,156	107,600
Deferred revenue	18,387	20,142
Total current liabilities	2,265,200	880,089
NOTES PAYABLE, less current portion	79,903	-
CAPITAL LEASE, less current portion	52,633	81,411
Total liabilities	2,397,736	961,500
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, 7,500 Series A cumulative, convertible, shares issued and outstanding with liquidation preferences	7	-
Common stock, $.001 par value, 100,000,000 shares authorized, 42,354,320 and 35,214,615 shares issued and outstanding, respectively	42,354	35,215
Additional paid-in capital	62,490,139	27,570,632
Accumulated deficit	(38,370,700)	(24,269,099)
Total stockholders' equity	24,161,800	3,336,748
Total liabilities and stockholders' equity	$26,559,536	$4,298,248

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE
Software	$452,761	$210,751	$1,217,550	$612,652
Healthcare	1,015,715	608,839	2,404,949	1,591,375
Total Revenue	1,468,476	819,590	3,622,499	2,204,027
COST OF GOODS SOLD
Software	385,649	94,706	960,279	313,863
Healthcare	619,486	369,969	1,538,851	976,050
Total Cost of Goods Sold	1,005,135	464,675	2,499,130	1,289,913
Gross Profit	463,341	354,915	1,123,369	914,114
OPERATING EXPENSES
Selling expenses	256,331	168,283	644,259	393,341
General and administrative	1,374,381	1,417,769	5,190,270	2,764,527
Research and development	54,261	21,507	147,385	44,675
Extension and re-pricing of warrants	105,413	-	374,885	606,668
Total Expenses	1,790,386	1,607,559	6,356,799	3,809,211
LOSS FROM OPERATIONS	(1,327,045)	(1,252,644)	(5,233,430)	(2,895,097)
OTHER INCOME (EXPENSE):

Interest income	86,886	-	131,448	-
Interest expense	(1,126,480)	(14,182)	(1,509,379)	(421,687)
Other income(expense)	5,337	2,304	9,760	105,808
Total Other Income (Expense)	(1,034,257)	(11,878)	(1,368,171)	(315,879)
LOSS BEFORE INCOME TAXES	(2,361,302)	(1,264,522)	(6,601,601)	(3,210,976)
CURRENT INCOME TAX EXPENSE	-	-	-	-
DEFERRED INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(2,361,302)	$(1,264,522)	$(6,601,601)	$(3,210,976)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.06)	$(0.04)	$(0.16)	$(0.09)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	42,338,621	33,749,258	40,105,100	30,860,690

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(6,601,601)	$(3,210,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	1,396,226	-
Compensation for re-pricing and extension of warrants	374,885	606,668
Compensation for extension of notes payable	-	382,500
Stock for non cash expenses	2,241,333	1,361,202
Non-cash compensation - options issued	311,999	99,736
Depreciation and amortization expense	59,637	53,848
Change in allowance for bad debt	-	(23,000)
Change in allowance for slow moving inventory	(20,148)	(6,390)
Change in assets and liabilities:
Accounts receivable	(90,900)	(109,126)
Inventory	27,461	9,831
Prepaid expenses	20,755	(57,205)
Accounts payable	(353,476)	(99,696)
Accrued expense	81,059	(18,193)
Deferred revenue	(1,755)	(13,311)
Net Cash Used in Operating Activities	(2,554,525)	(1,024,112)

Cash Flows from Investing Activities:
Purchase of property & equipment	(26,370)	(6,226)
Acquisition of PNPP	(150,324)	-
Acquisition of Switchpod	-	202
Acquisition of Webmayhem	(328,536)	-
Net Cash Used in Investing Activities	(505,230)	(6,024)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	677,319	560,004
Net Proceeds from the issuance of Series A Preferred Stock	6,710,000	-
Payments on capital lease	(28,109)	(26,204)
Payments on note payable	(18,028)	(239,576)
Net Cash Provided by Financing Activities	7,341,182	294,224

Net Increase (Decrease) in Cash	4,281,427	(735,912)
Cash at Beginning of Period	2,685,068	869,277
Cash at End of Period	$6,966,495	$133,365
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$10,074	$8,777
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2007:

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

On June 21, 2007, the Company issued 50,330 common shares in payment of an $84,838 note payable and $15,822 of accrued interest.

During the first nine months 2007, the company recorded $311,999 of compensation expense related to the vesting of certain stock options issued.

On July 6, 2007, the Company recorded $105,413 of non- cash expense related to the re-pricing of certain warrants.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

On July 12, 2007, the Company issued 25,000 common shares in payment of a $50,000 note payable.

On August 2, 2007, the Company issued 28,000 common shares upon the exercise of options valued at $75,600 to consultants for services rendered.

On August 2, 2007, the Company issued 5,000 restricted common shares valued at $13,500 for consulting services.

On August 20, 2007, the Company issued 1,085 common shares upon the exercise of options valued at $2,463 to a consultant for services rendered.

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

During September 2006, the Company recorded a liability of $99,265 related to the acquisition of Interim for Interim attaining Phase I Incentive. The payment will be made with the issuance of additional shares of Common Stock valued at $74,449 and $24,816 in cash.  Had the stock been issued at September 30, 2006, 44,314 shares would have been issued.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2007 and 2006, and the results of operations and cash flows for the periods ended September 30, 2007 and 2006 have been made.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The financial statements are consolidated and included the accounts of Wizzard and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements.  The results of operations for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

Organization - Wizzard Software Corporation ["Parent"], a Colorado corporation, was organized on July 1, 1998.  The Company operates in two industry segments, Software and Healthcare.  The Software segment engages primarily in the development, sale, and service of custom and packaged computer software products, and podcast hosting and advertising services.  The Healthcare segment operates primarily in the home healthcare and healthcare staffing services in Wyoming and Montana.  On April 9, 2004, Parent organized Wizzard Merger Corp., a New York corporation, to acquire and dissolve into the operations of MedivoxRx Technologies, Inc., a New York corporation, in a transaction accounted for as a purchase.  On September 8, 2005, Parent purchased all of the issued and outstanding shares of Interim Healthcare of Wyoming, Inc. ["Interim"], a Wyoming corporation, in a transaction accounted for as a purchase.  On February 27, 2007, Parent organized Wizzard Acquisition Corp., a Pennsylvania corporation, to acquire and dissolve into the operations of Webmayhem, Inc. [Libsyn], a Pennsylvania corporation, in a transaction accounted for as a purchase.  Libsyn engages primarily in providing podcast hosting services.  On April 3, 2007, Interim purchased certain assets of Professional Personnel, Inc., dba, Professional Nursing Personnel Pool [“PNPP”].

Consolidation - The financial statements presented reflect the accounts of Parent, MedivoxRx, Libsyn and Interim.  Libsyn and PNPP are included from the date of purchase through September 30, 2007.  All significant inter-company transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2007, the Company had cash balances of $6,669,490 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2007, the Company has an allowance for doubtful accounts of $17,562 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2007 and 2006, the Company decreased the allowance for bad debt by $0 and $23,000, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory - Inventory consists of software, health care products and supplies and is carried at the lower of cost or market on a first in first out basis. During the nine months ended September 30, 2007 and 2006, the Company decreased the allowance for slow moving inventory by $20,148 and $6,399, respectively.

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

Software Development Costs - Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies.  Capitalizable software development costs have not been significant and accordingly no amounts are shown as capitalized at September 30, 2007.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $232,610 and $74,807 for the nine months ended September 30, 2007 and 2006, respectively.

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

 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  Provisions are recorded for bad debts and at September 30, 2007 and 2006 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

Healthcare - The Company recognizes revenue from the providing of healthcare services when the services are provided and collection is probable.  Revenue for the talking bottle is recognized when the product is shipped and collections are probable.

Podcast Hosting and advertising – The Company recognizes revenue from providing podcast hosting and advertising services when the services are provided and when collection is probable.

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 10.   The Company records compensation expense for all share-based awards granted according to the provisions of SFAS No. 123R.  For the nine months ended September 30, 2007 and 2006, non-cash compensation expense of $311,999 and $99,736, respectively, has been recognized for grants of options to employees and directors in the accompanying statements of operations with an associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the nine months ended September 30, 2007.

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense for the nine months ended September 30, 2007 and 2006 are $147,385 and $48,018, respectively, of research and development costs associated with the development of new products.

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

The following unaudited proforma information summarizes the estimated results of operations as if the acquisitions had occurred at the beginning of the period presented:

For the Nine
Months Ended
September 30, 2007
Net revenue	$4,272,331
Cost of sales	2,955,509
Operating expenses	6,510,091
Other expense	(1,368,171)
Net loss	$(6,561,440)

Basic and diluted loss per common share	$(.16)

Basic and diluted weighted average common shares outstanding	41,710,859

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES

The following is a summary of inventories:

	September 30,	December 31,
	2007	2006
Raw materials	$25,587	$50,356
Finished goods	8,195	10,888
Less: Allowance for obsolete inventory	(30,218)	(50,366)
	$3,564	$10,878

NOTE 4 – PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	September 30, 2007	December 31, 2006

Furniture, fixtures and equipment	2-10 yrs	$251,639	$177,833
Production molds	3 yrs	47,710	47,710
Software	2-5 yrs	11,964	11,964
		311,313	237,507
Less: Accumulated depreciation		(207,536)	(161,585)
Property & equipment, net		$103,777	$75,922

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $35,664 and $29,875, respectively.

The following is a summary of leased equipment at:

	Life	September 30, 2007	December 31, 2006

Leased equipment	5.25 yrs	$223,750	$223,750
Less: Accumulated depreciation		(139,843)	(115,870)
Leased equipment, net		$83,907	$107,880

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $23,973 and $23,973, respectively.

NOTE 5 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

Intangible Assets - The Company classifies its intangible assets as definite-life intangible assets and amortizes them on a straight-line basis over their estimated useful lives.  Amortization expense of $0 was recorded for the nine months ended September 30, 2007 and 2006.

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

NOTE 5 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS (Continued)

On April 3, 2007, the Company recorded goodwill of $837,700 in connection with the asset purchase of PNPP as the assumption of liabilities exceeded assets by $52,086 plus the purchase price of $785,614.

On July 12, 2006, the Company recorded goodwill of $204,370 in connection with the purchase of the assets of Switchpod Technologies.  The purchase price of $204,572 exceeded the $202 of assets acquired. The goodwill was impaired during December 2006.

On September 8, 2006, the Company recorded goodwill of $40,500 in connection with the purchase of the assets of Blastpodcast.  The purchase price of $40,500 exceeded the value of the assets acquired. The goodwill was impaired during December 2006.

The following is a summary of goodwill:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2007	2006

Goodwill at beginning of period	$945,795	$896,570

Acquisition of Interim	-	49,225

Acquisition of Switchpod	-	204,370

Acquisition of Blastpodcast	-	40,500

Goodwill from acquisition of Webmayhem Inc.	16,970,100	-

Goodwill from acquisition of PNPP	837,700	-

Impairment of goodwill	-	(244,870)

Goodwill at end of period	$18,753,595	$945,795

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE (Continued)

On October 27, 2006, the Company closed a Subscription Agreement by which three institutional investors purchased a) a 5% convertible notes payable having a total principal amount of $2,375,000, convertible into  common shares of the Company at $2.00 per share and maturing April 27, 2008; b) Class A Warrants to purchase a total of 593,750 shares of common stock, at $2.50 per share, exercisable for three years, and c)Class B Warrants to purchase a total of 1,187,500 shares of common stock at $2.00 per share, exercisable until 180 days after the effective date of the Registration Statement. As the conversion price for the note was below the fair value of the common stock on the date issued, the Company recorded a discount on the note for beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5. The fair value of the beneficial conversion feature and Class A and Class B warrants were reduced on a pro-rata basis to the $2,375,000 proceeds received from the subscription and recorded as a discount against the note.  The $968,000 discount on the beneficial conversion feature is being amortized as interest expense over the term of the note. As of September 30, 2007, the Company has amortized $1,503,826 of the discount with the remaining $871,174 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.

The Class A Warrants and Class B Warrants were valued using the Black-Scholes pricing model using the following weighted average assumptions 77.19% volatility, 1.33 years expected life, 5.08% risk free interest rate and expected dividend yield of zero.

In April 2007, Interim signed a $127,099 note payable to a bank.  The note is unsecured, and accrues interest at 8.25% per annum.  At September 30, 2007, the note has a remaining principal balance of $109,072.  During the nine months ended September 30, 2007 and 2006, interest expense on the note payable amounted to $4,205 and $0, respectively.

NOTE 7 - CAPITAL LEASE OBLIGATION

The Company is leasing equipment on a 63-month capital lease terminating in August 2008.  Monthly payments of $3,750 began in June 2003 and a payment of $54,688 is due at termination.  During the nine months ended September 30, 2007 and 2006, interest expense on capital lease obligation amounted to $5,641 and $7,546, respectively.

Future minimum capital lease payments are as follows for the twelve-month periods as of:

	September 30,	December 31,
	2007	2006
2007	$11,250	$45,000
2008	84,688	84,688
Total minimum lease payments	95,938	129,688
Less amount representing interest	(4,823)	(10,464)
Present value of minimum lease payments	91,115	119,224
Less current portion	(38,482)	(37,813)
	$52,633	$81,411

NOTE 8 - CAPITAL STOCK

Preferred Stock   The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of September 30, 2007, the Company had 7,500 Series A Preferred shares issued and outstanding. The Series A Preferred shares have no voting rights, with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Preferred shares dividend and any damages are convertible into common shares at $2.05 per common shares.

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

Common Stock   The Company has authorized 100,000,000 shares of common stock, $.001 par value.  As of September 30, 2007, the Company had 42,295,235 common shares issued and outstanding.

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

On June 21, 2007, the Company issued 50,330 common shares in payment of an $84,838 note payable and $15,822 of accrued interest.

On July 6, 2007, the Company closed a Subscription Agreement by which two institutional investors purchased a) 7,500 shares of Series A 7% Convertible Preferred Stock, par value $.001, for a total amount of $7,500,000, convertible into common shares of the Company at $2.05 per share, dividend payable semi-annual on January 1st and July 1st, and; b) Warrants to purchase a total of 1,829,268 shares of common stock, at $2.85 per share, exercisable for five years. The Warrants were valued using the Black-Scholes pricing model using the following weighted average assumptions 74.88% volatility, 5 years expected life, 4.90% risk free interest rate and expected dividend yield of zero.

On July 6, 2007, the Company recorded $105,413 of non- cash expense related to the re-pricing of certain warrants.

On July 12, 2007, the Company issued 25,000 common shares in payment of a $50,000 note payable.

On August 2, 2007, the Company issued 28,000 common shares upon the exercise of options valued at $75,600 to consultants for services rendered.

On August 2, 2007, the Company issued 5,000 restricted common shares valued at $13,500 for consulting services.

On August 20, 2007, the Company issued 1,085 common shares upon the exercise of options valued at $2,463 to a consultant for services rendered.

Exercise of Warrants - On April 19, 2007, April 27, 2007, June 14, 2007, June 15, 2007 and June 19, 2007, the Company issued 10,000, 16,500, 21,833, 73,530 and 109,176 common shares, respectively, upon the exercise of warrants at $1.36 per share.

Exercise of Warrants - On May 9, 2007, the Company issued 153,197 common shares, upon the exercise of warrants at $1.25 per share.

During the first nine months of 2007, the company recorded $311,999 of compensation expense related to the vesting of certain stock options issued.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the third quarter of 2007, the Company entered into three separate exclusive advertising agreements including an agreement with Survival Spanish, a top 10 (as ranked in iTunes) Education podcaster, whereby the podcaster agreed to provide Wizzard exclusivity to his shows for advertising for six months.  Survival Spanish is owned by David Spencer.  David Spencer is a sibling of the CEO of the Company.  During the third quarter of 2007, payments were made to Mr. Spencer totaling $6,250.  Also, during the third quarter of 2007, payments were made to Mark Spencer, a sibling of the CEO, for $250 for support of the Hilary Duff podcast.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCK OPTIONS AND WARRANTS

2007 Key Employee Stock Option Plan   During 2007, the Board of Directors adopted a 2007 Key Employee Stock Option Plan ("2007 Key Employee Plan").  Under the terms and conditions of the 2007 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Key Employee Plan may not exceed 200,000.  At September 30, 2007, no options were available to be granted under the 2007 Key Employee Plan.  During the nine months ended September 30, 2007, the Company granted 200,000 options.

2007 Stock Option Plan   During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan").  Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000.  At September 30, 2007, 18,830 options were available to be granted under the 2007 Plan.  During the nine months ended September 30, 2007, the Company granted 181,170 options.

2006 Stock Option Plan   During 2006, the Board of Directors adopted a Stock Option Plan ("2006 Plan").  Under the terms and conditions of the 2006 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2006 Plan may not exceed 137,500.  At September 30, 2007, no options were available to be granted under the 2006 Plan.  During the nine months ended September 30, 2007 and 2006, the Company granted 0 and 137,500 options, respectively.

2005 Stock Option Plan   During 2005, the Board of Directors adopted a Stock Option Plan ("2005 Plan").  Under the terms and conditions of the 2005 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2005 Plan may not exceed 220,000.  At September 30, 2007, total options available to be granted under the 2005 Plan totaled 95.  During the nine months ended September 30, 2007 and 2006, the Company granted 19,700 and 127,495 options, respectively, which were immediately exercised for service valued at $60,384 and $206,799, respectively.

The fair value of option grants during the nine months ended September 30, 2007 and 2006 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
Dividend yield	0%	0%
Expected life	10 yrs	10 yrs
Expected volatility	65.6%	94.9%
Risk-free interest rate	4.65 to 4.8%	4.86%

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of options granted at September 30, 2007, and changes during the period then ended are as follows:

	For the Nine Months Ended
	September 30, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	137,500	$1.59	9.4 years	$185,625
Granted	404,655	1.64	5.4 years	-
Exercised	(114,655)	2.54	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	427,500	2.06	7.7 years	376,200
Vested and expected to vest in the future	427,500	2.06	7.7 years	376,200
Exercisable at end of period	320,500	1.97	8.0 years	310,885
Weighted average fair value of options granted	427,500	$2.06	7.7 years	$376,200

The Company had 115,500 non-vested options at the beginning of the period with a weighted average exercise price of $1.59.  At September 30, 2007 the Company had 107,000 non-vested options with a weighted average exercise price of $2.34.

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $0 and $0, respectfully.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2007 and 2006 (for outstanding options), less the applicable exercise price.

During the nine month period ended September 30, 2007 and 2006, the Company expensed $291,758 and $206,799 upon the exercise of awards.  The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carry forwards.

Warrants - A summary of the status of the warrants granted is presented below for the nine months ended:

	September 30, 2007		September 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,193,331	$2.05	1,923,105	$1.79
Granted	1,829,268	2.85	513,334	2.27
Exercised	(630,701)	1.10	(513,334)	1.36
Forfeited	(110,627)	1.36	-	-
Expired	(157,420)	3.41	-	-
Outstanding at end of period	4,123,851	$2.42	1,923,105	$1.79

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Loss from continuing operations available to common shareholders (numerator)	$(2,361,302)	$(1,264,522)	$(6,601,601)	$(3,210,976)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	42,338,621	33,749,258	40,105,100	30,860,690

At September 30, 2007, the Company had 4,123,851 warrants outstanding to purchase common stock of the Company at $2.00 to $2.85 per share, the Company had 427,500 options outstanding to purchase common stock of the Company at $1.59 to $2.89 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 1,120,081 shares of common stock, [See Note 6], and a 7% cumulative Series A Preferred shares wherein the holder could convert the note into a minimum of 3,658,537 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

At September 30, 2006, the Company had 1,923,105 warrants outstanding to purchase common stock of the Company at $1.36 to $3.41 per share, the Company had 137,500 options outstanding to purchase common stock of the Company at $1.59 per share, and a 5% convertible note payable wherein the holder could convert the note into 494,998 shares, [See Note 6], which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 12 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at September 30, 2007 operating loss carryforwards of approximately $22,770,000 which may be applied against future taxable income and which expires in various years through 2027.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $7,700,000 as of September 30, 2007, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the nine months ended September 30, 2007 approximated $1,500,000.

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

Contingent Consideration for the Acquisition of Interim Health Care of Wyoming, Inc. – As part of the Interim Healthcare of Wyoming, Inc. acquisition, the Company agreed to issue additional shares of common stock upon Interim achieving certain financial results.  Phase II incentives include the seller to receive an additional payment of two times the EBITDA for the year ended September 30, 2007, based upon the amount that exceeds the Interim EBITDA for the year ended September 30, 2006. Twenty-five percent of which will be paid in cash and seventy-five percent paid in stock.  As of September 30, 2007, Interim Healthcare of Wyoming did not attain the Phase II incentive.

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

The following is a summary of the Company’s operations by segment for the nine months ended September 30, 2007 and 2006:

	2007			2006
	Software	Healthcare	Total	Software	Healthcare	Total
Net revenues	$1,217,550	$2,404,949	$3,622,499	$612,652	$1,591,375	$2,204,027
Cost of sales	960,279	1,538,851	2,499,130	313,863	976,050	1,289,913
General and administrative	4,606,822	583,448	5,190,270	2,326,685	437,842	2,764,527
Selling	542,430	101,829	644,259	222,217	171,124	393,341
Research and development	147,385	-	147,385	45,018	(343)	44,675
Compensation for re-pricing/extension of warrants	374,885	-	374,885	606,668	-	606,668
Other income	120,658	10,790	131,448	73,910	31,897	105,807
Interest expense	1,489,545	10,074	1,499,619	414,588	7,099	421,687
Income tax benefit/(expense)	-	-	-	-	-	-
Net income (loss)	$(6,783,138)	$181,537	$(6,601,601)	$(3,242,476)	$31,500	$(3,210,976)

Total assets	24,705,260	1,854,276	26,559,536	1,447,031	657,609	2,104,640
Depreciation expense	22,348	37,289	59,637	17,948	35,900	53,848

The following is a summary of the Company’s operations by segment for the three months ended September 30, 2007 and 2006:

	2007			2006
	Software	Healthcare	Total	Software	Healthcare	Total
Net revenues	$452,761	$1,015,715	$1,468,476	$210,751	$608,839	$819,590
Cost of sales	385,649	619,486	1,005,135	94,706	369,969	464,675
General and administrative	1,162,058	212,323	1,374,381	1,251,284	166,485	1,417,769
Selling	230,488	25,843	256,331	98,980	69,303	168,283
Research and development	54,261	-	54,261	21,867	(360)	21,507
Compensation for extension of warrants	105,413	-	105,413	-	-	-
Other income	81,180	1,283	82,463	1	2,303	2,304
Interest expense	1,112,352	4,368	1,116,720	11,820	2,362	14,182
Income tax benefit/(expense)	-	-	-	-	-	-
Net income (loss)	$(2,516,280)	$154,978	$(2,361,302)	$(1,267,905)	$3,383	$(1,264,522)

Depreciation expense	8,107	10,901	19,008	7,921	9,910	17,831

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SUBSEQUENT EVENT

On October 3, 2007, the Company restructured the board of directors in its efforts to obtain a listing of its common stock on the American Stock Exchange.  The American Stock Exchange listing requirements stipulate a majority of the Company’s directors be independent.  These changes fulfill these requirements.

On October 4, 2007, the Company issued 609,757 restricted common shares upon notice of conversion of 1,250 shares of Series A Preferred Stock.

On October 12, 2007, the Company issued 10,553 restricted common shares in payment of all dividends accruing on the 1,250 shares of Series A Preferred stock that was converted on October 4, 2007.

On October 15, 2007, the Company established an Audit Committee and appointed three independent directors to service on the committee.

On October 15, 2007, the Company issued 6,000 common shares upon the exercise of options valued at $15,600 to non-employees for services rendered.

On October 15, 2007, the Company issued 5,000 restricted common shares valued at $13,000 for consulting services.

On October 15, 2007, the Company issued 32,564 restricted common shares in payment of a $62,500 note payable and $2,628 of accrued interest.

On October 16, 2007, the Company issued 100,000 restricted common shares valued at $261,000 for consulting services.

On October 19, 2007, the Company issued 20,975 restricted common shares in payment of a $40,000 note payable and $1,950 of accrued interest.

On November 2, 2007, the Company issued 70,912 restricted common shares in payment of a $135,000 note payable and $6,824 of accrued interest.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Highlights of Third Quarter, 2007

Our business, for the last ten years, has been focused around many aspects of the speech recognition technology industry.   We offer companies products, tools and services to incorporate speech technology into their products and services.  We also offer speech based products and services directly to consumers.  Below is a breakout of our entire business, from our most recent entry into podcasting, to our legacy business of offering core speech engine tools for developers and speech technology solutions for the healthcare industry.

Wizzard Corporate

In the third quarter of 2007, Wizzard announced that management had secured $7,500,000 in operating capital from four institutional investors for the Company's podcasting business.  After the raise of capital, Wizzard’s management then proceeded to file an application to list the Company's common stock on the American Stock Exchange.  In order to meet Amex’s requirements of a board of directors made up of a majority of independent board members, Mr. Gordon Berry and Mr. Armen Geronian voluntarily resigned from Wizzard's Board of Directors.  A month long search ensued and three new, independent board members were selected in Greg Smith, Doug Polinsky and Denis Yevstifeyev.  Each of these new board members brings unique skills to Wizzard's governing body.

In the third quarter of 2007, Wizzard's CEO, Chris Spencer, was named "Best Value CEO" by the Pittsburgh Business Times. The Pittsburgh Business Times is part of American City Business Journals, the nation's largest publisher of metropolitan business newspapers.  To determine who earned this achievement, the Business Times performed a study ranking 35 CEOs of local public companies. The study was conducted by comparing a number of factors to determine how CEO pay connects with company performance. For CEO pay, the study used the most recent fiscal year compensation, including salary, bonuses and non-equity incentive plan compensation. For company performance, the Business Times looked at several commonly acknowledged measures of a company's performance: revenue growth, return on equity, stock growth (from the beginning to the end of the fiscal year), and earnings growth (as compared to revenue growth.)  Also notable, Wizzard Software ranked at #1 in terms of revenue growth and fifth in stock price increase out of the 35 public companies included in the study.

Subsequent to the third quarter of 2007, Wizzard's CFO, John Busshaus, was named CFO of the year (Public Company) in Pittsburgh, Pennsylvania.  The Pittsburgh Business Times is part of American City Business Journals, the nation's largest publisher of metropolitan business newspapers.  The award was determined by eight judges made up by prominent business people in the Pittsburgh area, including several past winners.

In the third quarter of 2007, Wizzard was invited to present at the 27th Annual Canaccord Adams Global Growth Conference

1.  Wizzard Media

Wizzard Media is the recently launched division for our new media podcasting business.  Wizzard Media is focused on the podcasting industry and how speech technology, when incorporated into the podcasting mix, can have a significant impact on the industry by providing a safe means for advertisers to promote their brands in user generated and professional studio content.  By incorporating speech recognition into the podcasting mix, Wizzard can search through a transcript of every participating podcast hosted on our servers and allows us to offer targeted advertising to national brands and the monetization of podcasting content for our publishers and for Wizzard.  Wizzard Media is currently the industry’s largest network of independent and professional podcasters.  The network received over 450 million download requests in 2006 and is on pace to hit 900 million in 2007, with one billion (1.0B) download requests within reach.  Wizzard's hosting grew by over 700 new shows in the third quarter with 42,000 new episodes added across the network (up from 300+ new shows and 38,000 new episodes in the second quarter of 2007).  With the recently launched new iPod Touch, Apple TV and the iPhone, we expect podcasting to continue to grow at the same annual rate for some time to come.

Some of the accomplishments of Wizzard Media in the third quarter of 2007 and subsequently include:

Distribution

Wizzard Media’s download requests surpassed 110 million (110,000,000) in October 2007, up from 42 million (42,000,000) in October, 2006. (on a pro-forma basis)

Wizzard launched a new podcasting channel on Veoh.com, recognized as one of the top-10 streaming video sites on the Internet by Nielsen//NetRatings. With over 85,000 content publishers such as Lionsgate, NCAA Football, PBS, National Lampoon and Us Weekly, and thousands of independent filmmakers and content producers, Veoh.com draws more than 18 million unique users per month.  Veoh.com is part of Veoh Networks, a privately held company that has garnered the support of the world’s foremost technology and media investors, including Michael Eisner's Tornante Co., AOL/Time Warner, Goldman Sachs, Shelter Capital Partners, and Spark Capital. Wizzard believes the launch of this new podcasting channel on Veoh.com is another important step in the Company’s plan to introduce some of the best video podcasts available today to millions of viewers world-wide, creating a strong growth opportunity for podcast publishers and building an even more compelling vehicle for advertisers.

Advertising

In the third quarter of 2007, Wizzard closed three advertising campaigns including the first six figure campaign with revenues expected to be generated over the next two quarters, as the campaign is executed.   Subsequent to the third quarter, Wizzard's new advertising insertion system, able to handle the insertion of advertisements into audio and video podcasts with geographical targeting capabilities, was used successfully for this campaign.  In October, 2007, the Wizzard Media Network had the potential to deliver over one hundred million (100,000,000) advertisements.

Wizzard announced in the third quarter of 2007 that the Company will implement Nielsen//NetRatings’ SiteCensus solution to certify publisher’s download data. Wizzard publicly calls the agreement a “landmark event” for its recently formed ad sales unit, Wizzard Media, which will now be able to use Nielsen//NetRatings data to verify the scope of audiences for participating podcasts. Management has repeatedly been told that advertisers want to see reputable; third-party measurement of podcast downloads.  Measurement via Nielsen//NetRatings’ SiteCensus addresses these concerns and Management believes it will have a very positive impact on our podcast advertising sales efforts.

In the third quarter of 2007, Wizzard Media developed and deployed a category based system for general podcast advertising sales and the Podcaster Relations Department is currently reaching out to podcast publishers to populate the categories.  Over 500 podcasters, representing more than 22 million monthly downloads as certified by Nielsen//NetRatings, joined Wizzard’s fast-growing advertising network in the third quarter of 2007.  All of these podcasters have agreed to allow Wizzard Media’s ad sales team to represent them to agencies and media buyers to secure advertising opportunities.

In the third quarter of 2007, Wizzard Media launched a Research Department to collect audience statistics and other important demographic data to assist Wizzard’s ad sales team in the data driven advertising sales industry.  Over 10,000 completed audience surveys have been collected to date.  Also in the third quarter, Wizzard detailed plans and staffed a back-office Advertising Operations Department to handle everything from proposal tracking through campaign execution.  To compliment the advertising operations department, Wizzard Media created and staffed a Podcaster Relations Department to work closely with the podcast publishers wanting to generate income through advertising.  A new computer system is in the works to increase productivity between the various departments and is expected to be completed in the fourth quarter of 2007.

Content

The number of new shows on the Wizzard Network grew by over 700 in the third quarter of 2007 (versus 300+ in the second quarter of 2007).  42,000 new episodes were added for the over 8,000 podcast shows hosted on the Wizzard Network (versus 38,000 in the second quarter of 2007).

In the third quarter of 2007, Wizzard signed 27 time Grammy winner Quincy Jones, singer Hilary Duff and actress Rebekah Green to exclusive advertising and marketing partnerships.  Additionally, Wizzard signed Learn Spanish -

Survival Guide to an exclusive advertising partnership which surpassed 2.0M download requests only one year after launch.  Finally, Wizzard signed Tiki Bar TV and Keith and The Girl to exclusive advertising partnerships, two of the most watched podcasts in the world.

Wizzard Media sponsored the 3rd Annual 2007 Podcast Awards at the 2007 Portable Media Expo.  Keith and The Girl won People's Choice Podcast Award at the 2007 Podcast Awards while Firefly Talk won Best Produced Podcast at the 2007 Podcast Awards.  15 of the 22 winners at the 2007 Podcast Awards use a Wizzard hosting solution (Libsyn, Switchpod or Blast Podcast).  Out of the 220 podcast nominations spanning 22 different categories, 42% of the nominees for the 2007 Podcast Awards use a Wizzard service.

In conjunction with The Robert Thorne Company, Wizzard Media launched The Quincy Jones Podcast. Within a week, Quincy’s podcast was #23 in the Music Category in iTunes; secured press placements in The Hollywood Reporter, Billboard Magazine, Business 2.0 and CNet.com

Wizzard Media signed Six Months Later, an original video podcast comedy series that follows the struggles of life, love and relationships in L.A. The show was created by festival veterans and Hollywood up-and-comers David Frigerio and Ryan Alosio, who also stars as the main character. Ian Ziering of Beverly Hills 90210 and Dancing with the Stars, and Kristy Swanson, the original Buffy in the cult classic, Buffy the Vampire Slayer, are co-stars.

Wizzard Media signed Hot For Words, a video podcast that brings some heat into the origins of words. Hosted by a beautiful philologist named Marina, each 3-4 minute episode is created based on a word suggested by the viewers.  Launched on YouTube in February of 2007, Hot For Words is the first YouTube video series recruited by Wizzard Media to be made available as a podcast.

Wizzard Media signs Jack Palms II: This is Life, the world's first crime noir podcast novel and the second in the Jack Palms crime noir audiobook series. Hosted by author Seth Harwood, the series was originally only available as an audiobook, but will be released in print format on March 16, 2008 (Palm Sunday) by Breakneck Books. Harwood's next project, a collection of short stories called A Long Way from Disney, will also be distributed by Wizzard.

Personnel

In its ongoing effort to monetize podcasts, Wizzard Media has added several personnel in key positions including General Manager, Director of Advertising Operations, VP of Podcaster Relations, Copywriter and numerous software engineers.

In the third quarter of 2007, Wizzard Media retained Vanguard Media Associates for advertising sales in the Midwest.  President John Moran recently left MTV Networks, where he was vice president, national advertising sales and was responsible for the Detroit region.  Mr. Moran oversaw national ad sales for MTV, MTV2, MTVu, VH1, VH1 Classic, VH1 Soul and CMT. He led the sales team in the development, presentation and execution of fully integrated, multi-platform ad programs for clients including General Motors, Ford Motor Company, DaimlerChrysler and the U.S. Navy. He joined MTV Networks in 1997 as account manager, national ad sales and was promoted to director, national ad sales in 2000. He was elevated to his most recent position in 2004. Before joining MTV Networks, Moran spent ten years in radio where he worked for WLTI-FM, WRDQ-FM and WLLZ-FM in Detroit.

Subsequent to the third quarter of 2007, Wizzard Media retained Virtus Media Sales to handle advertising sales on the West Coast with plans to tap into a wide range of brands including cutting-edge technology firms, popular energy drinks and hip clothiers as well as Hollywood film and television studios, all of which management believes are ideal marketers for podcast advertising.

Press

In the third quarter of 2007, Wizzard Media retained the public relations firm of INK to secure press placements and work closely with Wizzard's advertising public relations firm, Braff Communications.  As a result, Wizzard secured mentions in The Hollywood Reporter, Billboard Magazine, CNet, Business 2.0, Online Media Daily, Media Post, Podcasting News, Cynopsis Digital, Forbes (AP), CNN Money, Business Week, Pittsburgh Business Times, and Pittsburgh Post Gazette.

Technology

In the third quarter of 2007, Wizzard's engineers finalized the development of a speech recognition and text-to-speech platform for podcast transcription and creation.  Implementation into the entire Wizzard network will begin in the fourth quarter of 2007 along with the development of a front end search engine for both internal and external use.

In the third quarter of 2007, Wizzard’s computer engineers were extremely busy with the following tasks:

•

Completed a consolidated data delivery migration plan slated to save the company up to 35% on monthly bandwidth charges.

•

Implemented several new database initiatives speeding up statistical delivery for both internal and podcaster data expected to be completed in the fourth quarter of 2007.

•

Continued substantial development of a back office computer system to support advertising inventory management, podcast relations management and an advertising proposal system.

•

Launched a data warehouse project to handle the massive amount of statistical data collected in the process of podcast delivery.

Subsequently, in October, 2007, Wizzard's engineers completed the design and development of a new, highly targetable audio and video ad insertion technology.  This advertising insertion system is state of the art with the ability to insert advertisements as pre-roll, post roll as well as inside the podcast itself to deliver advertisements in the traditional TV and radio formats as well as the ability to target specific cities, countries or regions around the world.  The stitching of the podcast files is a very complex task and management believes this new advertising insertion system gives Wizzard Media advertising sales team a substantial competitive advantage.

Wizzard Media Receiver was launched in beta form for both the iPhone and Facebook platforms.  This new software application allows individuals to receive their favorite podcasts while spending time on Facebook or using their iPhone.  This application has been tested throughout the U.S. as well as Europe and continues to show great results.  The launch of these applications supports Wizzard's plan to allow audiences to access their favorite podcast shows where they want, when they want and how they want.

Wizzard also announced that the latest version of the LibsynPRO 2.0 enterprise publishing service has been opened up to a small group of beta users. LibsynPRO is a media publishing solution for podcast networks, media companies and other businesses that need to manage multiple podcast shows under a single account. The same extensive level of scalability and 99.99% reliability continue to be the main components of the LibsynPRO system and the recently enhanced features include: Detailed statistics and time-sensitive reporting, a feature rich API for developers and an elegant and easy-to-operate interface for LibsynPRO’s advertising system.  Difficult tasks like content insertion can be handled quickly and easily, with the ability to schedule customized campaigns in real-time. Wizzard Media’s partnership with Nielsen//NetRatings extends into the LibsynPRO system to ensure accurate reporting for users, agencies and advertisers.

Wizzard Media Overview

As of last count, one third of the Top 25 ranked podcasts in their respective categories in iTunes are broadcast by Wizzard Media.  We handle over three million, five hundred thousand (3.58M) podcast requests per day for over 8,000 unique podcasts for a total of over fifteen million (15M) hours of monthly programming.  These podcasts are consumed by millions of people around the world creating what management believes to be a very compelling platform for brand advertisers.  We strongly believe that Wizzard Media is uniquely positioned to capture a significant portion of total advertising spending on podcasts for ourselves and our content creators as we offer a rich inventory of popular content to advertisers, strong consumption statistics and geographically targeted advertising capabilities.  While there can be no future pricing guarantees, the podcasting industry is currently charging, and plans to continue to charge, between $0.03 and $0.05 per downloaded ad.  The ads tend to be no longer than 15 seconds and several ads can be inserted in one podcast episode.

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

Wizzard Media is considered by many in the industry as the leader in the podcasting distribution business and as we introduce our speech technologies to our hosting services, we strongly believe we will be strategically positioned to maximize revenue generation for the shows we broadcast.

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

In the first nine months of 2007 our T&S Group has achieved a 3% increase in revenue over the first nine months of 2006.  T&S Group continues to focus on our core Assistive Application and Medical Dictation markets and continues to add new customers in the ATM and Simulator categories throughout 2007.  Alert/broadcasting, has continued to grow and additional inroads have been made with TTS in the deployment and development of dictionary and game applications.  Significant prototyping activity has been accomplished in the dictation services industry using speech recognition and the protocol supportive attributes of our TTS offerings have been enhanced to support customer requests for large IVR type applications.

Management believes a shift in customer demand is underway from the purchase of stand alone speech engines to a more hosted services type offering.  We believe we are well positioned to capture the growing demand for hosted speech solutions with our recently announced server based text to speech offerings as well as our server based speaker independent speech recognition products.  With the recent acquisition of three hosting systems we now have the internal expertise and network platform to quickly begin offering hosted speech services.  We expect to launch these new hosted speech services in the first quarter of 2008.

The Speech Technology and Services Group's immediate focus for the remainder of 2007 is to increase revenue and be a preferred supplier for speech technologies to large businesses worldwide, emphasize great technologies, competitive prices and high quality support to the speech development community as well as offering non-technical hosted speech conversion services to companies that have subscriber bases in fast growing market segments.

3.   Speech Group - Healthcare

In the second quarter of 2007, Wizzard's Interim of Wyoming operation acquired certain assets of Professional Personnel Inc., a synergistic home healthcare business in close proximity of our current HHC operations.  As a result, Interim of Wyoming's revenues were up 71% over the third quarter of 2006.  Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for fifteen years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.

Both home care offices, Billings and Casper, have invested a great deal of time and effort into their respective conversions to the Interlink Software System. The process has been extremely labor intensive but has progressed to the point that it is operational in both offices.  This system integrates scheduling, physician orders, employee data, billing, and payroll functions: eliminating duplicate efforts in day to day operations.

Billings continues to see progressive growth in the utilization of its staffing services.  Internal operations have been given greater structure over the third quarter.  Employee hiring process and record keeping have been fine tuned.  Drug screening of employees upon hire and random quarterly screening have been implemented.  Home care client files have been restructured improving timely communication in the office and maintaining the access to information in the home.  Promotional activities are escalating as the offices experience stability in day to day operations and as we embark on a new business in Insurance Physicals.

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

In the third quarter of 2007, Rex continued to see reorders from our current HMO customers in addition to expanded HMO territory.  We expect our largest HMO customer to expand the use of the bottle and begin placing new orders in the fourth quarter of 2007.  We plan to continue to work with legislators in several states that support legislation requiring pharmacies to carry assistive aid devices that help ensure patient safety.  We have received attention and various levels of support from members of Congress at the Federal and State levels in conjunction with the proposed legislation in Maryland, California and continue discussions with the states of Alabama, Colorado, Connecticut, Hawaii, Kentucky, Louisiana, Nebraska, Ohio, Tennessee, Texas, Virginia, Washington, and West Virginia.  We continue to believe in the Talking Prescription Bottle as the ability of the elderly and visually impaired to fully comprehend prescription medication instructions is as necessary as ever, and as new drugs are constantly introduced to the market and increasing medication combinations make following dosage instructions critical.

Results of Operations

Three Months Ended September 30, 2007 and 2006.

During the third quarter ended September 30, 2007, Wizzard recorded revenues of $1,468,476, a 79% increase from revenues of $819,590 in the third quarter of 2006. The increase for the third quarter of 2007 was due primarily to the expansion through acquisitions of our podcast hosting and healthcare operations.

Cost of goods sold totaled $1,005,135 in the third quarter of 2007, versus $464,675 in the third quarter of 2006.  This increase of 116% is attributed primarily to expenses related to the expansion through acquisition of our podcast hosting and healthcare operations.  Wizzard posted a gross profit of $463,341 during the third quarter of 2007, versus a gross profit of $354,915 in the third quarter of 2006, an increase of 31%.

In the third quarter ended September 30, 2007, operating expenses totaled $1,790,386 which was an 11% increase from operating expenses of $1,607,559 in the third quarter of 2006.  Broken down by line item our operating expenses were:

General and administrative expenses were $1,374,381 in 2007 versus $1,417,769 in 2006. This decrease is due to fewer issuances of restricted common stock for payment of consultants as compared to the third quarter of 2006.  Selling expenses in the third quarter of 2007 were $256,331 versus $168,283 in 2006.  This 52% increase was due primarily to our expanded healthcare operations as well as the ongoing growth and expansion of our podcast hosting business.  Research and Development expenses in the third quarter were $54,261 versus $21,507 in 2006.  In the third quarter of 2007, non-cash compensation for re-pricing of warrants totaled $105,413.

Other expenses of $1,034,257 versus $11,878 in the third quarter of 2007 consisted primarily of interest expense.  This increase is due to recording $1,073,426 of non-cash interest expense for the accretion of the discount on notes payable during the third quarter of 2007 versus $0 during the third quarter of 2006.

Wizzard's net loss was $2,361,302, or $0.06 per share, in the quarter ended September 30, 2007.  This represents an 87% increase from our net loss of $1,264,522, or $0.04 per share, in the third quarter of 2006. During the third quarter of 2007, non-cash expenditures totaled $1,426,789, a 45% increase from non-cash expenditures of $985,695 in the third quarter of 2006.

Nine months ended September 30, 2007, and 2006.

During the nine month period ended September 30 2007, Wizzard recorded revenues of $3,622,499, a 64% increase over revenues of $2,204,027 for the same period in 2006.  The increase in revenues in the nine months ended September 30, 2007, was due to the ongoing growth and expansion through acquisition of our podcast hosting and healthcare operations.

In the nine months ended September 30, 2007, cost of goods sold totaled $2,499,130, a 94% increase as compared to $1,289,913 in the nine months ended September 30, 2006. The increase in cost of goods sold was due to the expansion through acquisition of our podcast hosting and healthcare operations.

Wizzard recorded total operating expenses of $6,356,799 during the nine months ended September 30, 2007, a 67% increase as compared to operating expenses of $3,809,211 in the same period of 2006.  General and administrative expenses totaled $5,190,270 in the first nine months of 2007 versus $2,764,527 in the first nine months of 2006, an increase of approximately 88%. This increase is due primarily to an increase in consulting fees, as well as an increase in employee and payroll related expense with the expansion of our podcast hosting and healthcare operations.  The Company used common stock to pay $2,411,333 of General and Administrative expenses in the quarter ending September 30, 2007.

Selling expenses in the first nine months of 2007 were $644,259 versus $393,341 in 2006.  This 64% increase was due primarily to the expansion of our podcast hosting and healthcare operations.  Research and Development expense increased to $147,385 in the first nine months of 2007 from $44,675 in the first nine months of 2006.

In the first nine months of 2006, Wizzard recorded $606,668 of compensation for re-pricing of warrants. In the first nine months of 2007, Wizzard recorded interest expense of $374,885 to extend the expiration date of certain warrants.  Also during the first nine months of 2007, the Company recorded $1,396,226 of non-cash expense for the accretion of the discount on notes payable.

Wizzard's net loss was $6,601,601, or $0.16 per share, in the nine months ended September 30, 2007.  This represents a 106% increase from our net loss of $3,210,976, or $0.09 per share, in the first nine months of 2006.  Total non-cash expenditures for the first nine months of 2007 were $4,363,932, a 76% increase from non-cash expenditures of $2,474,564 in the first nine months of 2006.

The following is a summary of non-cash expenditures:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NON-CASH EXPENDITURES
Amortization of discount on notes payable	1,073,426	-	1,396,226	-
Re-pricing and extension of warrants	105,413	-	374,885	989,168
Stock option grants	141,500	48,136	311,999	99,736
Depreciation expense	19,008	17,831	59,637	53,848
Bad debt expense	-	(10,000)	-	(23,000)
Obsolete inventory	(4,121)	(4,307)	(20,148)	(6,390)
Non-cash expense	1,335,226	51,660	2,122,599	1,113,362
Expenditures paid with issuance of stock	91,563	934,035	2,241,333	1,361,202
Total non-cash expenditures	1,426,789	985,695	4,363,932	2,474,564

Liquidity and Capital Resources.

Cash on hand was $6,966,495 at September 30, 2007, an increase of $6,833,130 over the $133,365 on hand at September 30, 2006.  Cash used in operations for the nine months ended September 30, 2007, was $2,554,525, an increase of 149% over the $1,024,112 cash used in operations for the nine months ended September 30, 2006.  Cash used in investing activities was $505,230 primarily for the acquisitions of Libsyn and PNPP during the nine months ended September 30, 2007.

In the first nine months of 2007, the Company received $677,319 from the issuance of common stock, and $7,500,000 net of $790,000 in offering cost from the issuance of Series A Preferred Stock.  The Company used common stock to pay $2,241,333 in consulting, investor relations and employee services during the nine months ended September 30, 2007. In doing so, management believes we have conserved Wizzard's cash liquidity for operational and expansion purposes.

The Company believes it is still in the early stages of the new and developing speech technology market and podcast hosting services, and estimates it will require approximately $230,000 per month to maintain current operations and grow our podcasting business.

On July 9, 2007, the Company closed a Securities Purchase Agreement by which four institutional investors purchased for an aggregate purchase price of $7.5 million: a) 7,500 shares of the Company’s Series A 7% Convertible Preferred Stock, which can be convertible into shares of the Company’s common stock at a conversion price of $2.05 per share, and b) Common Stock Purchase Warrants to purchase a total of up to 1,829,268 shares of the Company’s common stock at a price of $2.85 per share, exercisable for a period of five years.

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

As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the nine month period ended September 30, 2007, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description
Robert Batson	2-15-07	25,124	Services rendered
Chris Milde	2-15-07	27,234	Services rendered
Corporate Relations Inc.	2-15-07	29,355	Services rendered
Jeffrey Kahler	2-15-07	2,978	Services rendered
David Chekan	3-19-07	1,004,468	Acquisition of Webmayhem
Matthew Hoopes	3-19-07	1,004,468	Acquisition of Webmayhem
David Mansueto	3-19-07	1,004,468	Acquisition of Webmayhem
Martin Mulligan	3-19-07	1,004,468	Acquisition of Webmayhem
Fakespace Labs	3-19-07	234,965	Acquisition of Webmayhem
L. Blunt Jackson	3-19-07	117,482	Acquisition of Webmayhem
Christopher MacDonald	3-19-07	328,950	Acquisition of Webmayhem
Neil Roseman	3-19-07	375,829	Acquisition of Webmayhem
Robert Leppo	3-19-07	837,740	Acquisition of Webmayhem
Charles Mansueto	3-19-07	167,482	Acquisition of Webmayhem
Brenda Mosher	3-26-07	11,909	Phase I Incentive - Interim
Greg Roadifer	4/3/07	245,099	Acquisition of PNPP
Arthur Douglas & Associates	4/10/07	250,000	Services Rendered
Michelle Watson	4/10/07	300,000	Services Rendered
Patrick Grumbar	4/10/07	1,000	Services Rendered
Bruce Phifer	4/10/07	5,000	Services Rendered
John Strohsahl	4/10/07	5,000	Services Rendered
Paul Cooper	4/10/07	5,000	Services Rendered
Genesis Microcap	4/19/07	10,000	Exercise of warrants at $1.36
Genesis Microcap	4/27/07	16,500	Exercise of warrants at $1.36
Alpha Capital AG	5/9/07	153,197	Exercise of warrants at $1.25
Bruce Phifer	5/24/07	5,000	Services rendered
Genesis Microcap	6/14/07	21,833	Exercise of warrants at $1.36
Alpha Capital AG	6/15/07	73,530	Exercise of warrants at $1.36
Genesis Microcap	7/12/07	25,000	Conversion of Note Payable at $2.00
Bruce Phifer	8/2/07	5,000	Services rendered

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

(a)   None, not applicable

(b)  During the quarterly period ended September 30, 2007, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

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

8-K Current Report dated September 5, 2007 filed on September 10, 2007, whereby the Company adopted the Amended and Restated Bylaws.

8-K Current Report dated October 3, 2007 filed on October 4, 2007, regarding the resignation of certain board members and appointment of new board member for the sole purpose of facilitating the creation of a Board of Directors consisting of a majority of independent directors, allowing the Company to become compliant with the mandates of the American Stock Exchange in its efforts to secure a listing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date:	11/14/07	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	11/14/07	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	11/14/07	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	11/14/07	/s/ David Mansueto
David Mansueto
Director

Date:	11/14/07	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director