Form 10QSB/A
period 2007-03-31
WIZZARD SOFTWARE CORP /CO
filed 2008-03-17
CIK 1074909

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

March 31, 2007

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONTENTS

PAGE
Unaudited Consolidated Balance Sheet, March 31, 2007	5

Unaudited Consolidated Statements of Operations, for the three months ended March 31, 2007 and 2006	6

Unaudited Consolidated Statements of Cash Flows, for the three months ended March 31, 2007 and 2006	7 - 8

Notes to Unaudited Consolidated Financial Statements	9 - 22

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

 UNAUDITED CONSOLIDATED BALANCE SHEET

ASSETS

March 31, 2007
CURRENT ASSETS:
Cash	$1,974,801
Accounts receivable, net of $17,562 allowance	328,404
Inventory, net of $44,152 allowance	4,035
Prepaid expenses	25,527

Total current assets	2,332,767
LEASED EQUIPMENT, net	99,889
PROPERTY AND EQUIPMENT, net	105,931
GOODWILL	17,938,961
OTHER ASSETS	3,582
Total assets	$20,481,130
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$371,953
Accrued expenses	455,347
Capital lease - current portion	38,482
Notes payable, net of discount of $2,106,000	269,000
Deferred revenue	13,067
Total current liabilities	1,147,849
CAPITAL LEASE, less current portion	71,536
Total liabilities	1,219,385
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized, 40,901,400 shares issued and outstanding	40,901
Additional paid-in capital	45,284,072
Accumulated deficit	(26,063,228)
Total stockholders' equity	19,261,745
Total liabilities and stockholders' equity	$20,481,130

The accompanying notes are an integral part of this unaudited consolidated financial statement.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2007	2006
REVENUE
Software	$297,101	$142,893
Healthcare	428,825	459,498
Total Revenue	725,926	602,391
COST OF GOODS SOLD
Software	171,547	84,694
Healthcare	297,046	292,844
Total Cost of Goods Sold	468,593	377,538
Gross Profit	257,333	224,853
OPERATING EXPENSES
Selling expenses	201,734	90,167
General and administrative	938,891	672,148
Research and development	52,178	11,318
Extension and re-pricing of warrants	689,610	-

Total Expenses	1,882,413	773,633
LOSS FROM OPERATIONS	(1,625,080)	(548,780)
OTHER INCOME (EXPENSE):

Interest on income	23,352	6,029
Interest expense	(192,725)	(15,439)
Other income(expense)	324	(9)
Total Other Income (Expense)	(169,049)	(9,419)
LOSS BEFORE INCOME TAXES	(1,794,129)	(558,199)
CURRENT INCOME TAX EXPENSE	-	-
DEFERRED INCOME TAX EXPENSE	-	-
NET LOSS	$(1,794,129)	$(558,199)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.02)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	36,090,859	32,081,783

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(1,794,129)	$(558,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	161,400	-
Compensation for re-pricing and extension of Warrants	689,610	-
Stock for non cash expenses	326,879	264,189
Non-cash compensation - options issued	47,090	-
Depreciation and amortization expense	19,063	17,695
Change in allowance for slow moving inventory	(6,214)	-
Change in assets and liabilities:
Accounts receivable	123,568	37,225
Inventory	13,057	5,046
Prepaid expenses	21,959	(19,934)
Accounts payable	(374,789)	(74,023)
Accrued expense	(9,100)	7,092
Deferred revenue	(7,075)	(11,470)
Net Cash Used in Operating Activities	(788,681)	(332,379)
Cash Flows from Investing Activities:

Purchase of property & equipment	(3,934)	(1,217)
Acquisition of Webmayhem	(228,536)	-
Net Cash Used in Investing Activities	(232,470)	(1,217)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	320,090	-
Payments on capital lease	(9,206)	(8,582)
Payments on note payable	-	(239,576)
Net Cash Provided by Financing Activities	310,884	(248,158)
Net Increase (Decrease) in Cash	(710,267)	(581,754)
Cash at Beginning of Period	2,685,068	869,277
Cash at End of Period	$1,974,801	$287,523
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$2,044	$3,899
Income taxes	$-	$-

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

On February 8, 2007, the Company recorded $689,610 of compensation expense related to the extension of certain warrants.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for the periods then ended have been made.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB-A1 of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements.  The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

Restatement - The first quarter was restated due to a calculation error in determining the amount of non-cash expense for the extension of warrants on February 8, 2007.  The effect on the financial statements increased interest expense and net loss $420,138 for the three months ended March 31, 2007. The restatement increased the stated net loss per share from $0.04 per share to $0.05 per share for the three months ended March 31, 2007.

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

The following unaudited proforma information summarizes the estimated results of operations as if the acquisition had occurred at the beginning of the period presented:

For the Three
Months Ended
March 31, 2007
Net revenue	$947,932
Cost of sales	652,853
Operating expenses	1,987,767
Other expense	(169,049)
Net loss	$(1,861,737)

Basic and diluted loss per common share	$(.05)

Basic and diluted weighted average common shares outstanding	40,647,821

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

On February 8, 2007, the Company recorded $689,610 of compensation expense related to the extension of certain warrants.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months Ended
	March 31,
	2007	2006
Loss from continuing operations available to common shareholders (numerator)	$(1,794,129)	$(558,199)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	36,090,859	32,081,783

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

The following is a summary of the Company’s operations by segment for the three months ended March 31, 2007 and 2006:

	2007			2006
	Software	Healthcare	Total	Software	Healthcare	Total
Net revenues	$297,101	$428,825	$725,926	$142,893	$459,498	$602,391
Cost of sales	171,547	297,046	468,593	84,694	292,844	377,538
General and administrative	808,002	130,889	938,891	535,178	136,979	672,157
Selling	157,587	44,147	201,734	46,096	44,071	90,167
Research and development	52,178	-	52,178	11,302	16	11,318
Compensation for extension of warrants	689,610	-	689,610	-	-	-
Other income	20,931	2,745	23,676	49	5,980	6,029
Interest expense	190,681	2,044	192,725	11,589	3,850	15,439
Income tax benefit/(expense)	-	-	-	-	-	-
Net income (loss)	$(1751,573)	$(42,556)	$(1,794,129)	$(545,917)	$(12,282)	$(558,199)

Total assets	19,855,102	626,028	20,481,130	1,103,638	633,940	1,737,578
Depreciation expense	5,963	13,100	19,063	4,730	12,965	17,695

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

In the first quarter ended March 31, 2007, operating expenses totaled $1,882,413 which was an 143% increase from operating expenses of $773,633 in the first quarter of 2006.  Broken down by line item our operating expenses were:

General and administrative expenses were $938,891 in the first quarter of 2007 versus $672,148 in 2006.  This increase was due primarily to the addition of personnel, and an increase of consulting fees.  Selling expenses in the first quarter of 2007 were $201,734 versus $90,167 in 2006.  This increase was due primarily to our investment in growing Switchpod and Libsyn , and an increased marketing effort in our software operations.  Research and Development expenses in the first quarter 2007 were $52,178 versus $11,318 in 2006 due primarily to the addition of a programmer for Switchpod. In addition, we incurred non-cash expense of $689,610 as a result of the extension and re-pricing of warrants in the first quarter of 2007.

Other expenses of $169,049 in the first quarter of 2007, versus $9,419 in the first quarter of 2006, consisted primarily of non cash interest expense on the discount of our notes payable.

Wizzard's net loss was $1,794,129, or $0.05 per share, in the quarter ended March 31, 2007.  This represents a 221% increase from our net loss of $558,199, or $0.02 per share, in the first quarter of 2006.

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

In connection with management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2007, management identified a material weakness relating to its policies and procedures to insure the accuracy of the valuation and appropriate recording of compensation for the issuance of stock-based compensation and the extension of warrants was inadequate to ensure the valuation and accuracy of recording compensation.  As a result, the Company’s net loss was understated by $420,138 in the first quarter of 2007.  This material weakness resulted in the reasonable possibility that a material misstatement of our interim financial statements would not be prevented or detected, and resulted from not having a procedure in place to independently review the calculation of stock-based compensation and the extension of warrants.  During 2008, the Company has implement the control procedure to have the compensation calculation for stock based compensation and the extension of the life of warrants reviewed by an individual, with adequate accounting expertise, and independent of the preparer of the original calculation.

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

                                         WIZZARD SOFTWARE CORPORATION

Date:	3/17/08	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/17/08	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	3/17/08	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	3/17/08	/s/ Douglas Polinsky
Douglas Polinsky
Director

Date:	3/17/08	/s/ David Mansueto
David Mansueto
Director

Date:	3/17/08	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director