Form 10QSB/A
period 2007-06-30
WIZZARD SOFTWARE CORP /CO
filed 2008-03-17
CIK 1074909

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
FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets	4

Consolidated Unaudited Statements of Operations	5

Consolidated Unaudited Statements of Cash Flows	6 - 8

Notes to Unaudited Consolidated Financial Statements	9 - 23

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEET

ASSETS

	June 30, 2007	December 31, 2006
CURRENT ASSETS:	(unaudited)
Cash	$1,321,948	$2,685,068
Accounts receivable, net of $17,562 and $17,562 allowance, respectively	608,014	371,636
Inventory, net of $34,338 and $50,366 allowance, respectively	3,503	10,878
Prepaid expenses	37,721	47,487
Notes receivable	-	50,000
Total current assets	1,971,186	3,165,069

LEASED EQUIPMENT, net	91,898	107,880
PROPERTY AND EQUIPMENT, net	110,465	75,922
GOODWILL	18,753,595	945,795
OTHER ASSETS	3,582	3,582
Total assets	$20,930,726	$4,298,248

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$371,043	$337,758
Accrued expenses	542,287	376,776
Capital lease - current portion	38,482	37,813
Notes payable – current portion, net of discount of $1,944,600 and $2,267,400, respectively	424,976	107,600
Deferred revenue	26,600	20,142
Total current liabilities	1,403,388	880,089
NOTES PAYABLE, less current portion	90,790	-
CAPITAL LEASE, less current portion	62,167	81,411
Total liabilities	1,556,345	961,500
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 42,295,235 and 35,214,615 shares issued and outstanding, respectively	42,295	35,215
Additional paid-in capital	48,261,622	27,570,632
Accumulated deficit	(28,929,536)	(24,269,099)
Total stockholders' equity	19,374,381	3,336,748
Total liabilities and stockholders' equity	$20,930,726	$4,298,248

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE
Software	$467,687	$259,008	$764,789	$401,900
Healthcare	960,410	523,038	1,389,234	982,537
Total Revenue	1,428,097	782,046	2,154,023	1,384,437
COST OF GOODS SOLD
Software	403,083	134,464	574,630	219,158
Healthcare	622,319	313,236	919,365	606,080
Total Cost of Goods Sold	1,025,402	447,700	1,493,995	825,238
Gross Profit	402,695	334,346	660,028	559,199
OPERATING EXPENSES
Selling expenses	186,194	134,891	387,928	225,058
General and administrative	2,876,998	674,610	3,815,889	1,346,758
Research and development	40,946	11,850	93,124	23,168
Extension and re-pricing of warrants	-	606,668	689,610	606,668

Total Expenses	3,104,138	1,428,019	4,986,550	2,201,652
LOSS FROM OPERATIONS	(2,701,443)	(1,093,673)	(4,326,523)	(1,642,453)
OTHER INCOME (EXPENSE):

Interest on income	21,210	-	44,562	-
Interest expense	(190,174)	(392,066)	(382,899)	(407,505)
Other income(expense)	4,099	97,484	4,423	103,504
Total Other Income (Expense)	(164,865)	(294,582)	(333,914)	(304,001)
LOSS BEFORE INCOME TAXES	(2,866,308)	(1,388,255)	(4,660,437)	(1,946,454)
CURRENT INCOME TAX EXPENSE	-	-	-	-
DEFERRED INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(2,866,308)	$(1,388,255)	$(4,660,437)	$(1,946,454)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.04)	$(0.12)	$(0.06)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	41,807,211	32,727,033	38,969,830	32,409,043

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(4,660,437)	$(1,946,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	322,800	-
Compensation for re-pricing and extension of warrants	689,610	606,668
Compensation for extension of notes payable	-	382,500
Stock for non cash expenses	2,149,770	427,167
Non-cash compensation - options issued	170,499	51,600
Depreciation and amortization expense	40,629	36,017
Change in allowance for bad debt	-	(13,000)
Change in allowance for slow moving inventory	(16,027)	(2,083)
Change in assets and liabilities:
Accounts receivable	(81,030)	(11,914)
Inventory	23,402	3,138
Prepaid expenses	9,766	(143,205)
Accounts payable	(362,923)	18,992
Accrued expense	93,662	29,541
Deferred revenue	6,458	(13,311)
Net Cash Used in Operating Activities	(1,613,821)	(574,344)

Cash Flows from Investing Activities:
Purchase of property & equipment	(22,042)	(4,086)
Acquisition of PNPP	(150,324)	-
Acquisition of Webmayhem	(228,536)	-
Net Cash Used in Investing Activities	(400,902)	(4,086)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	677,319	560,004
Payments on capital lease	(18,575)	(17,316)
Payments on note payable	(7,141)	(239,576)
Net Cash Provided by Financing Activities	651,603	303,112

Net Decrease in Cash	(1,363,120)	(275,318)
Cash at Beginning of Period	2,685,068	869,277
Cash at End of Period	$1,321,948	$593,959
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$5,677	$6,415
Income taxes	$-	$-

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

Restatement - The second quarter was restated due to a calculation error in determining the amount non-cash expense for the extension of warrants on February 8, 2007.  The effect on the financial statements increased interest expense and loss $420,138 for the six months ended June 30, 2007. The restatement increased the stated net loss per share from $0.11 per share to $0.12 per share for the six months ended June 30, 2007.

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

The following unaudited proforma information summarizes the estimated results of operations as if the acquisitions had occurred at the beginning of the period presented:

For the Six
Months Ended
June 30, 2007
Net revenue	$2,803,855
Cost of sales	1,950,374
Operating expenses	5,139,843
Other expense	(333,914)
Net loss	$(4,620,276)

Basic and diluted loss per common share	$(.11)

Basic and diluted weighted average common shares outstanding	41,384,614

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Loss from continuing operations available to common shareholders (numerator)	$(2,866,308)	$(1,388,255)	$(4,660,437)	$(1,946,454)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	41,807,211	32,727,033	38,969,830	32,409,043

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

The following is a summary of the Company’s operations by segment for the six months ended June 30, 2007 and 2006:

	2007			2006
	Software	Healthcare	Total	Software	Healthcare	Total
Net revenues	$764,789	$1,389,234	$2,154,023	$401,900	$982,537	$1,384,437
Cost of sales	574,630	919,365	1,493,995	219,158	606,080	825,238
General and administrative	3,444,764	371,125	3,815,889	935,401	271,357	1,206,758
Selling	311,942	75,986	387,928	123,237	101,821	225,058
Research and development	93,124	-	93,124	23,152	16	23,168
Compensation for re-pricing/extension of warrants	689,610	-	689,610	606,668	-	606,668
Other income	39,478	9,507	48,985	73,910	29,594	103,504
Interest expense	377,193	5,706	382,899	542,767	4,738	547,505
Income tax benefit/(expense)	-	-	-	-	-	-
Net income (loss)	$(4,686,996)	$26,559	$(4,660,437)	$(1,974,572)	$28,118	$(1,946,454)

Total assets	19,221,892	1,708,834	20,930,726	1,592,446	625,517	2,217,963
Depreciation expense	14,241	26,388	40,629	10,027	25,990	36,017

The following is a summary of the Company’s operations by segment for the three months ended June 30, 2007 and 2006:

	2007			2006
	Software	Healthcare	Total	Software	Healthcare	Total
Net revenues	$467,687	$960,410	$1,428,097	$259,008	$523,039	$782,047
Cost of sales	403,083	622,319	1,025,402	134,464	313,236	447,700
General and administrative	2,636,762	240,236	2,876,998	400,232	134,378	534,610
Selling	154,355	31,839	186,194	77,141	57,750	134,891
Research and development	40,946	-	40,946	11,850	-	11,850
Compensation for extension of warrants	-	-	-	606,668	-	606,668
Other income	18,547	6,762	25,309	73,870	23,614	97,484
Interest expense	186,512	3,662	190,174	531,178	889	532,067
Income tax benefit/(expense)	-	-	-	-	-	-
Net income (loss)	$(2,935,424)	$69,116	$(2,866,308)	$(1,428,655)	$40,400	$(1,388,255)

Depreciation expense	8,278	13,288	21,566	5,297	13,025	18,322

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

Wizzard's net loss was $2,866,308, or $0.07 per share, in the quarter ended June 30, 2007.  This represents a 137% increase from our net loss of $1,388,255, or $0.04 per share, in the second quarter of 2006.

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

Wizzard recorded total operating expenses of $4,986,550 during the six months ended June 30, 2007, a 126% increase as compared to operating expenses of $2,201,652 in the same period of 2006.  General and administrative expenses totaled $3,815,889 in the first six months of 2007 versus $1,346,758 in the first six months of 2006, an increase of approximately 183%. This increase is due primarily to an increase in consulting fees, as well as an increase in employee and payroll related expense with the expansion of our podcast hosting and healthcare operations.  The Company used common stock to pay $2,320,270 of the increase in General and Administrative expenses.

Selling expenses in the first six months of 2007 were $387,928 versus $225,058 in 2006.  This 72% increase was due primarily to the expansion of our podcast hosting and healthcare operations.  Research and Development expense increased to $93,124 in the first six months of 2007 from $23,168 in the first six months of 2006.

In the first six months of 2006, Wizzard recorded $606,668 of compensation for re-pricing of warrants. In the first six months of 2007, Wizzard recorded interest expense of $689,610, to extend the expiration date of certain warrants.

Wizzard's net loss was $4,660,437, or $0.12 per share, in the six months ended June 30, 2007.  This represents a 139% increase from our net loss of $1,946,454, or $0.06 per share, in the first six months of 2006.  Total non-cash expenses for the first six months of 2007 was $3,332,679, a 127% increase from non-cash expenses of $1,467,935 in the first six months of 2006, primarily due issuance of stock for consulting services.

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