Form 10QSB/A
period 2007-09-30
WIZZARD SOFTWARE CORP /CO
filed 2008-03-17
CIK 1074909

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
FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets	4

Consolidated Unaudited Statements of Operations	5

Consolidated Unaudited Statements of Cash Flows	6 - 9

Notes to Unaudited Consolidated Financial Statements	10 - 26

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEET

ASSETS

	September 30, 2007	December 31, 2006
CURRENT ASSETS:	(unaudited)
Cash	$6,966,495	$2,685,068
Accounts receivable, net of $17,562 and $17,562 allowance, respectively	617,884	371,636
Inventory, net of $30,218 and $50,366 allowance, respectively	3,564	10,878
Prepaid expenses	26,732	47,487
Notes receivable	-	50,000
Total current assets	7,614,675	3,165,069

LEASED EQUIPMENT, net	83,907	107,880
PROPERTY AND EQUIPMENT, net	103,777	75,922
GOODWILL	18,753,595	945,795
OTHER ASSETS	3,582	3,582
Total assets	$26,559,536	$4,298,248

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$380,491	$337,758
Accrued expenses	555,101	376,776
Capital lease - current portion	38,482	37,813
Notes payable – current portion, net of discount of $871,174 and $2,267,400, respectively	1,398,156	107,600
Deferred revenue	18,387	20,142
Total current liabilities	2,390,617	880,089
NOTES PAYABLE, less current portion	79,903	-
CAPITAL LEASE, less current portion	52,633	81,411
Total liabilities	2,523,153	961,500
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, 7,500 Series A cumulative, convertible, shares issued and outstanding with liquidation preferences	7	-
Common stock, $.001 par value, 100,000,000 shares authorized, 42,354,320 and 35,214,615 shares issued and outstanding, respectively	42,354	35,215
Additional paid-in capital	62,784,860	27,570,632
Accumulated deficit	(38,790,838)	(24,269,099)
Total stockholders' equity	24,036,383	3,336,748
Total liabilities and stockholders' equity	$26,559,536	$4,298,248

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE
Software	$452,761	$210,751	$1,217,550	$612,652
Healthcare	1,015,715	608,839	2,404,949	1,591,375
Total Revenue	1,468,476	819,590	3,622,499	2,204,027
COST OF GOODS SOLD
Software	385,649	94,706	960,279	313,863
Healthcare	619,486	369,969	1,538,851	976,050
Total Cost of Goods Sold	1,005,135	464,675	2,499,130	1,289,913
Gross Profit	463,341	354,915	1,123,369	914,114
OPERATING EXPENSES
Selling expenses	256,331	168,283	644,259	393,341
General and administrative	1,374,381	1,417,769	5,190,270	2,764,527
Research and development	54,261	21,507	147,385	44,675
Extension and re-pricing of warrants	105,413	-	795,023	606,668
Total Expenses	1,790,386	1,607,559	6,776,937	3,809,211
LOSS FROM OPERATIONS	(1,327,045)	(1,252,644)	(5,653,568)	(2,895,097)
OTHER INCOME (EXPENSE):

Interest income	86,886	-	131,448	-
Interest expense	(1,126,480)	(14,182)	(1,509,379)	(421,687)
Other income(expense)	5,337	2,304	9,760	105,808
Total Other Income (Expense)	(1,034,257)	(11,878)	(1,368,171)	(315,879)
LOSS BEFORE INCOME TAXES	(2,361,302)	(1,264,522)	(7,021,739)	(3,210,976)
CURRENT INCOME TAX EXPENSE	-	-	-	-
DEFERRED INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(2,361,302)	$(1,264,522)	$(7,021,739)	$(3,210,976)

PREFERRED DIVIDENDS:
Accrued dividend, warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature of preferred stock analogous to a dividend	(7,625,417)	-	(7,625,417)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(9,986,719)	(1,264,522)	(14,647,156)	(3,210,976)

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	$(0.24)	$(0.04)	$(0.36)	$(0.09)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	42,338,621	33,749,258	40,105,100	30,860,690

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(7,021,739)	$(3,210,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	1,396,226	-
Compensation for re-pricing and extension of warrants	795,023	606,668
Compensation for extension of notes payable	-	382,500
Stock for non cash expenses	2,241,333	1,361,202
Non-cash compensation - options issued	311,999	99,736
Depreciation and amortization expense	59,637	53,848
Change in allowance for bad debt	-	(23,000)
Change in allowance for slow moving inventory	(20,148)	(6,390)
Change in assets and liabilities:
Accounts receivable	(90,900)	(109,126)
Inventory	27,461	9,831
Prepaid expenses	20,755	(57,205)
Accounts payable	(353,476)	(99,696)
Accrued expense	81,059	(18,193)
Deferred revenue	(1,755)	(13,311)
Net Cash Used in Operating Activities	(2,554,525)	(1,024,112)

Cash Flows from Investing Activities:
Purchase of property & equipment	(26,370)	(6,226)
Acquisition of PNPP	(150,324)	-
Acquisition of Switchpod	-	202
Acquisition of Webmayhem	(328,536)	-
Net Cash Used in Investing Activities	(505,230)	(6,024)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	677,319	560,004
Net Proceeds from the issuance of Series A Preferred Stock	6,710,000	-
Payments on capital lease	(28,109)	(26,204)
Payments on note payable	(18,028)	(239,576)
Net Cash Provided by Financing Activities	7,341,182	294,224

Net Increase (Decrease) in Cash	4,281,427	(735,912)
Cash at Beginning of Period	2,685,068	869,277
Cash at End of Period	$6,966,495	$133,365
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$10,074	$8,777
Income taxes	$-	$-

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

During September 2007, the Company accrued a $125,417 dividend on Series A Convertible Preferred Stock.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

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

Restatement – The Company reflected the effect of the $7,625,147 dividend on Preferred Shares and recalculated the net loss available to common shareholders and earnings per share. The restatement increased the stated net loss per share from $0.16 per share to $0.36 per share for the nine months ended September 30, 2007 and from $.06 per share to $.24 for the three months ended September 30, 2007.  The first quarter was restated due to a calculation error in determining the amount of non-cash expense for the extension of warrants on February 8, 2007.  The effect on the financial statements increased interest expense and net loss $420,138 for the nine months ended September 30, 2007.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION (Continued)

The following unaudited proforma information summarizes the estimated results of operations as if the acquisitions had occurred at the beginning of the period presented:

For the Nine
Months Ended
September 30, 2007
Net revenue	$4,272,331
Cost of sales	2,955,509
Operating expenses	6,930,229
Other expense	(1,368,171)
Net loss	(6,981,578)
Dividends paid, warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature of preferred stock analogous to a dividend	(7,625,417)
Net loss available to common shareholders	$(14,606,995)

Basic and diluted loss per common share available to common shareholders	$(.35)

Basic and diluted weighted average common shares outstanding	41,710,859

NOTE 3 - INVENTORIES

The following is a summary of inventories:

	September 30,	December 31,
	2007	2006
Raw materials	$25,587	$50,356
Finished goods	8,195	10,888
Less: Allowance for obsolete inventory	(30,218)	(50,366)
	$3,564	$10,878

NOTE 4 – PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	September 30, 2007	December 31, 2006

Furniture, fixtures and equipment	2-10 yrs	$251,639	$177,833
Production molds	3 yrs	47,710	47,710
Software	2-5 yrs	11,964	11,964
		311,313	237,507
Less: Accumulated depreciation		(207,536)	(161,585)
Property & equipment, net		$103,777	$75,922

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $35,664 and $29,875, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY & EQUIPMENT (Continued)

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net loss (numerator)	$(2,361,302)	$(1,264,522)	$(7,021,739)	$(3,210,976)
Accrued dividend, warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature analogous to a dividend	(7,625,417)	-	(7,625,417)	-
Net loss available to common shareholders (numerator)	(9,986,719)	(1,264,522)	(14,647,156)	(3,210,976)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	42,338,621	33,749,258	40,105,100	30,860,690

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

The following is a summary of the Company’s operations by segment for the nine months ended September 30, 2007 and 2006:

	2007			2006
	Software	Healthcare	Total	Software	Healthcare	Total
Net revenues	$1,217,550	$2,404,949	$3,622,499	$612,652	$1,591,375	$2,204,027
Cost of sales	960,279	1,538,851	2,499,130	313,863	976,050	1,289,913
General and administrative	4,606,822	583,448	5,190,270	2,326,685	437,842	2,764,527
Selling	542,430	101,829	644,259	222,217	171,124	393,341
Research and development	147,385	-	147,385	45,018	(343)	44,675
Compensation for re-pricing/extension of warrants	795,023	-	795,023	606,668	-	606,668
Other income	120,658	10,790	131,448	73,910	31,897	105,807
Interest expense	1,489,545	10,074	1,499,619	414,588	7,099	421,687
Income tax benefit/(expense)	-	-	-	-	-	-
Net income (loss)	$(7,203,276)	$181,537	$(7,021,739)	$(3,242,476)	$31,500	$(3,210,976)

Total assets	24,705,260	1,854,276	26,559,536	1,447,031	657,609	2,104,640
Depreciation expense	22,348	37,289	59,637	17,948	35,900	53,848

The following is a summary of the Company’s operations by segment for the three months ended September 30, 2007 and 2006:

	2007			2006
	Software	Healthcare	Total	Software	Healthcare	Total
Net revenues	$452,761	$1,015,715	$1,468,476	$210,751	$608,839	$819,590
Cost of sales	385,649	619,486	1,005,135	94,706	369,969	464,675
General and administrative	1,162,058	212,323	1,374,381	1,251,284	166,485	1,417,769
Selling	230,488	25,843	256,331	98,980	69,303	168,283
Research and development	54,261	-	54,261	21,867	(360)	21,507
Compensation for extension of warrants	105,413	-	105,413	-	-	-
Other income	81,180	1,283	82,463	1	2,303	2,304
Interest expense	1,112,352	4,368	1,116,720	11,820	2,362	14,182
Income tax benefit/(expense)	-	-	-	-	-	-
Net income (loss)	$(2,516,280)	$154,978	$(2,361,302)	$(1,267,905)	$3,383	$(1,264,522)

Depreciation expense	8,107	10,901	19,008	7,921	9,910	17,831

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

Wizzard's net loss available to common shareholders was $9,861,302, or $0.23 per share, in the quarter ended September 30, 2007.  This represents an 680% increase from our net loss of $1,264,522, or $0.04 per share, in the third quarter of 2006. The increase in net loss available to common shareholders was due to the recording of a non-cash dividend for the fair value of warrants issued and intrinsic value of the beneficial conversion feature of the $7,500,000 Series A Convertible Preferred Stock subscription agreement completed in July 2007.  During the third quarter of 2007, non-cash expenditures totaled $1,846,927, a 87% increase from non-cash expenditures of $985,695 in the third quarter of 2006.

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

Wizzard recorded total operating expenses of $6,776,937 during the nine months ended September 30, 2007, a 78% increase as compared to operating expenses of $3,809,211 in the same period of 2006.  General and administrative expenses totaled $5,190,270 in the first nine months of 2007 versus $2,764,527 in the first nine months of 2006, an increase of approximately 88%. This increase is due primarily to an increase in consulting fees, as well as an increase in employee and payroll related expense with the expansion of our podcast hosting and healthcare operations.  The Company used common stock to pay $2,411,333 of General and Administrative expenses in the quarter ending September 30, 2007.

Selling expenses in the first nine months of 2007 were $644,259 versus $393,341 in 2006.  This 64% increase was due primarily to the expansion of our podcast hosting and healthcare operations.  Research and Development expense increased to $147,385 in the first nine months of 2007 from $44,675 in the first nine months of 2006.

In the first nine months of 2006, Wizzard recorded $606,668 of compensation for re-pricing of warrants. In the first nine months of 2007, Wizzard recorded interest expense of $795,023 to extend the expiration date of certain warrants.  Also during the first nine months of 2007, the Company recorded $1,396,226 of non-cash expense for the accretion of the discount on notes payable.

Wizzard's net loss available to common shareholders was $14,521,739, or $0.36 per share, in the nine months ended September 30, 2007.  This represents a 352% increase from our net loss of $3,210,976, or $0.09 per share, in the first nine months of 2006.  The increase in net loss available to common shareholders was due to the recording of a non-cash dividend for the fair value of warrants issued and intrinsic value of the beneficial conversion feature of the $7,500,000 Series A Convertible Preferred Stock subscription agreement completed in July 2007.  Total non-cash expenditures for the first nine months of 2007 were $4,784,070, a 93% increase from non-cash expenditures of $2,474,564 in the first nine months of 2006.

The following is a summary of non-cash expenditures:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NON-CASH EXPENDITURES
Amortization of discount on notes payable	1,073,426	-	1,396,226	-
Re-pricing and extension of warrants	105,413	-	795,023	989,168
Stock option grants	141,500	48,136	311,999	99,736
Depreciation expense	19,008	17,831	59,637	53,848
Bad debt expense	-	(10,000)	-	(23,000)
Obsolete inventory	(4,121)	(4,307)	(20,148)	(6,390)
Non-cash expense	1,335,226	51,660	2,542,737	1,113,362
Expenditures paid with issuance of stock	91,563	934,035	2,241,333	1,361,202
Total non-cash expenditures	1,426,789	985,695	4,784,070	2,474,564

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

                                         WIZZARD SOFTWARE CORPORATION

Date:	3/17/08	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/17/08	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	3/17/08	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	3/17/08	/s/ David Mansueto
David Mansueto
Director

Date:	3/17/08	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	3/17/08	/s/ Douglas Polinsky
Douglas Polinsky
Director