Form 10-K
period 2007-12-31
WIZZARD SOFTWARE CORP /CO
filed 2008-03-17
CIK 1074909

U. S. Securities and Exchange Commission

Washington, D. C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-33381

WIZZARD SOFTWARE CORPORATION

(Name of Issuer in its Charter)

COLORADO	87-0609860
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 Baum Blvd.

Pittsburgh, Pennsylvania  15213

(Address of Principal Executive Offices)

Issuer's Telephone Number:  (412) 621-0902

Securities Registered under Section 12(b) of the Exchange Act: Common Stock, $0,001 par value

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Name of Each Exchange on Which Registered: American Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

State Issuer's revenues for its most recent fiscal year: December 31, 2007 - $5,163,491.

The aggregate market value of the registrant’s voting and nonvoting common equity held by non-affiliates of the registrant as of the last business day of June 30, 2007, the registrant’s most recently completed second fiscal quarter, was $89,882,823 based on the last sales price of the registrant’s common stock reported on the OTC Bulletin Board on that date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes shares held by directors, officers and stockholders whose ownership exceeded 10% of the Registrant’s outstanding Common Stock. Exclusion of these shares should not be construed to indicate that any such person controls, is controlled by or is under common control with the Registrant.

As of March 7, 2007, there were 43,852,516 shares of common stock, pare value $.001, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 15.

PART I

Item 1.  Description of Business.

OVERVIEW

Founded in 1995, the business of Wizzard Software Corporation, a Colorado corporation ("Wizzard," "we," "our" or "us" or words of similar import), includes software and hardware products and services that focus on speech recognition and text-to-speech technology.

Speech recognition is used for three basic things: 1) It allows humans to talk commands to a computer (directly to a PC, in a car, over a phone system, etc.) and have those commands executed.  For example, you can say, "open my email" to your PC, "give me directions to McDonalds" to your car, or "order a pay per view movie" in response to questions being asked by a telephone answering system.  2) In addition to commands, speech recognition allows for fast, accurate transcription of the spoken word.  Examples include: a doctor dictating patient notes, a nurse calling in updates on a home health visit, a lawyer dictating briefs.  3) The third most common use for speech recognition, and one that Management believes has the most potential for Wizzard, is speech recognition's ability to turn audio into text.  For example, a conference call can be recorded and then sent through a speech recognition engines and a transcript of the call will now be available for notes, for others to read, etc.  Another example, and an area of great interest to Wizzard, is turning audio and video "podcasts" into text.  Once completed, this will allow consumers, advertisers and others to search and locate information inside an audio or video file on the internet.

Text-To-Speech technology is basically the opposite of speech recognition.  It is the ability for a computer, ATM machine, your car, etc, to talk in a human sounding synthetic voice.  This technology can be used in things such as flight simulators, allowing for interaction between a trainee and a simulated air traffic controller.  It is also used in ATM machines for the visually impaired.  Another use for text-to-speech “TTS”, and one Management believes has the most immediate potential for Wizzard, is in its ability to turn text, found on the internet, into audio recordings that can then be downloaded and listened to while commuting, working out, sitting on the beach, etc.

Wizzard provides software programming tools and services which allow companies to incorporate speech technology into their products and services.  We offer speech technology software programming tools and speech engines from AT&T and IBM for which we receive a royalty for each licensed copy of these engines distributed with our customer's products and services.

     Our speech based products and services include:

Podcasting Hosting - We entered the podcasting industry in July 2006, through the acquisition of Switchpod.com and two months later, through the acquisition of Blastpodcast.com. In March, 2007, we closed our acquisition of Liberated Syndication (Webmayhem, Inc.), the largest podcast hosting company in the world.  We currently distribute over 2.75 million podcast downloads a day and are working to incorporate our speech technology into the hosting system so that the audio and video used in podcasting can be turned into text for various uses including highly targeted advertising.

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

Home Healthcare Services - Interim HealthCare of Wyoming is a state licensed and Medicare certified home health agency. In addition, Interim HealthCare of Wyoming provides temporary staffing of healthcare professionals to facilities across the state of Wyoming and Montana.  Wizzard plans to increase worker productivity and provide better home health services through the use of speech technologies such as medical transcription. Currently, the healthcare industry is the largest consumer of speech technologies in the U.S.

Our principal executive offices consist of approximately 3,100 square feet of office space located at 5001 Baum Boulevard, Suite 770, Pittsburgh, Pennsylvania 15213.  Our telephone number is (412) 621-0902.  We also maintain an office in Casper, Wyoming and Billings, Montana for our Home Health Services.  We have sales representatives located in New York, Florida, New Jersey, Los Angeles and Detroit and a total of 50 full-time and 120 part-time employees.

BUSINESS

Our core business has been, and remains, focused around the many aspects of speech technology.   We offer companies the products, tools and services to incorporate speech technology into their products and services.  Through acquisitions, we also offer speech based products and services directly to consumers.  Below is a detailed description of our podcasting business and how we see speech recognition having an impact.

     Podcasting -

     In late 2005 Wizzard's Speech Technology Group began to receive reverse inquires regarding our ability to turn text based blog into an audio so that bloggers may create a podcast to be downloaded by their subscribers.  We also began receiving inquiries by podcasters for transcriptions services.  These specific types of inquiry became voluminous enough for us to investigate the podcasting industry and how we could capitalize on this growing customer demand.

Podcasts are audio and video "shows" created by all types of people on standard personal computers.  Currently, podcasts are 80% audio and 20% video and are similar in format to a radio or TV show.  These shows average twenty minutes in length and range in topics from comedy to sports to fashion.  Due to the thousands of different niche topics, podcasting’s ability to reach highly targeted audiences is a very appealing proposition for both national and local advertisers.  They can be subscribed to for free and accessed through new media aggregators such as Apple's popular iTunes.  Podcasts are listened to or watched on Apple’s iPod along with almost any MP3 player, Sony’s PlayStation Portable, many new cell phones, Tivo units, and can also be played online using a standard PC.  Every time a new episode is released from the podcast creator (approximately three times per month), it is automatically downloaded to a subscriber’s computer and can be transferred over to an iPod or MP3 player with ease.  Podcasts provide a new and exciting medium for information and entertainment distribution. Podcasts are enjoyed by consumers around the world while at their computer, exercising, on flights, at the beach, in their cars, or on the subway and with the introduction of Apple TV, sitting at home in their living room.  One of the biggest reasons for the success of podcasting is due to the fact that, unlike traditional radio and television, consumers can enjoy podcast shows where they want, when they want, putting the control of media consumption into the consumer’s hands.

It soon became apparent to Management that both TTS and Speech Recognition, could and would play a major role in the success of online “new media” and podcasting.  Wizzard decided to respond to these continuing daily inquiries from bloggers and online newspaper web sites by leveraging our high quality AT&T Natural Voices and IBM ViaVoice portfolio speech offerings.  Wizzard has never come across an industry where our technology and expertise can have such a direct impact on the bottom line as with podcasting.

In mid 2006 Wizzard began an acquisition strategy to enter the podcasting industry which began with Switchpod.com, included Blastpodcast.com and peaked in early 2007 with the acquisition of Libsyn.com.  All three of these companies provide podcast hosting services.  When one creates a podcast, they upload it on the internet to a host, who creates an individual RSS feed and then continuously broadcasts the show out to anyone who subscribes.  Podcast hosts also maintain viewer statistics, blogs, web pages and a host of other tools and services for podcasters to broadcast, manage and promote their shows.  Wizzard’s management chose podcast hosting as the entry point for its new venture based on several factors:  1) consistent interaction with the podcasters, 2)   accurate download statistics - important to advertisers, 3) the insertion point for advertising into the RSS feeds, 4) hosting of podcast files for speech recognition purposes 5) hosting capabilities and expertise for other speech recognition and text to speech services not associated with podcasting.

Wizzard Media is the newly launched division for our new media business.  Wizzard Media is focused on the podcasting industry and how speech technology, when incorporated into the podcasting mix, can have a significant impact on the industry while creating important opportunities for the monetization of podcasting content.  As the world's largest podcasting network, Wizzard Media currently broadcasts over ninety million (90M) podcast shows each month and is growing at a monthly rate of over 10% per month.   The Wizzard Media Network received over 1 billion download requests in 2007.  With the recently launched iPod Touch and an improved Apple TV and iPhone, we expect podcasting to continue to grow at the same rate for some time to come.

Approximately one third of the Top 25 ranked podcasts in their respective categories in iTunes were hosted by Wizzard Media in 2007.  We broadcast over 2.75 million podcast episodes per day for 8,000 unique podcast shows with a total of over fifteen million (15M) hours of monthly programming.  These podcasts are consumed by millions of people around the world creating what management believes to be a very compelling platform for brand advertisers.  We strongly believe that Wizzard Media is uniquely positioned to capture a significant portion of total advertising spending on podcasts as we offer a rich inventory of popular content, strong consumption statistics and geographically and keyword targeted advertising capabilities.  While there can be no future pricing guarantees, the podcasting industry is currently charging, and plans to continue to charge, between $.03 and $.05 per downloaded ad.  The ads tend to be no longer than 15 seconds and several ads can be inserted in one twenty minute episode.

Today, podcasts are found by consumers in various fragmented directories based on the short description that the podcaster inputs to describe their content.  In order for viewers/listeners to find podcasts that are truly interesting to them they have to sort through long lists of shows.  Wizzard is working to incorporate our highly accurate, server-based speech recognition technologies into the Wizzard Media network with plans to simplify the search process by allowing audio and video podcasts to be automatically fed through its speech recognition system creating a transcript of each podcast. This feature will allow listeners to type in key words and find relevant podcasts based on the full content of each and every podcast episode.

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

Wizzard Media will be the catalyst for attracting sponsors and advertising opportunities for the podcasts we currently broadcast using speech recognition to match advertisers with very specific, engaging shows, catering to a wide variety of mainstream and niche markets.  Applying our geographical targeting capabilities we can find strong, relevant advertising opportunities for local businesses in addition to national brands, which is a significant revenue generating opportunity for Wizzard and for our content producers.  Advertisers and consumers alike want relevant, focused advertisements, something clearly lacking in today's digital media offerings, yet can be accomplished using our combined technologies and skills.  For example, if Ford Motor Company wants to advertise in all podcasts that discuss cars, a strategic search can be performed across the entire Wizzard Media Advertising Network for all podcasts that discuss relative words at any place in the audio/video show, such as automobiles, trucks or minivans.  Using our dynamic advertisement insertion technology we can insert the ad in the front, the back or even at a very specific point inside the podcast where it is most relevant to the listener.  Management believes this fundamental new feature gives Wizzard Media a strong competitive advantage making it easier to attract advertisers and sponsors who want to successfully align their brand of products and services with high-value content and a targeted audience on our network. Management’s research shows that consumers don’t mind advertisements to support their favorite podcasts when those ads are interesting and relevant.

Wizzard Media is considered the de facto leader in the podcasting distribution business and as we introduce our speech technologies to our hosting services, we strongly believe we will be strategically positioned to maximize revenue generation for the shows we broadcast.

General and Administrative

In 2007, management closed a subscription agreement by which four institutional investors purchased $7.5M in convertible Series A Preferred Stock from the Company.  The subscription agreement, including notes and warrants if fully exercised, will bring the aggregate gross proceeds realized to approximately $12.7M for the Company.

Research and Development

During the calendar years ended December 31, 2007 and 2006, the Company spent $210,397 and $76,150, respectively, on research and development.

Necessary Material

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

Licenses

We have the following licenses, which are integral to our business operations:

•

IBM ViaVoice speech recognition and text-to-speech engines; and

•

AT&T Natural Voices text-to-speech engine.

Patents Pending - None

Environmental Compliance

     We do not believe that there are any material laws, rules or regulations regarding environmental concerns that are applicable to our present or intended business operations.

Governmental Regulations

     We do not believe that there are any material laws, rules or regulations regarding governmental concerns that are applicable to our present or intended business operations.

Employees

Currently, we have 50 full time employees and 120 part time employees who spend a significant amount of their time working for Wizzard.

Item 1A.  Risk Factors.

Risks Relating to Our Business

Our present and intended business operations are highly speculative and involve substantial risks.  Only investors who can bear the risk of losing their entire investment should consider buying our shares.  Among the risk factors that you should consider are the following:

We have a history of losses and expect to incur losses in the future, and we may never achieve profitability.

Wizzard's net loss was $10,169,070, or $0.25 per share and $4,793,723, or $0.14 per share, for the years ended December 31, 2007 and 2006, respectively.  Wizzard's net loss available to common shareholders was $17,930,615, or $0.44 per share and $4,793,723, or $0.14 per share, for the years ended December 31, 2007 and 2006, respectively.  Because we need to establish our brand and services, we expect to incur increasing sales and marketing, product development and administrative expenses, and as a result, we will need to generate significant revenues to achieve and maintain profitability.  We cannot assure you that we will ever be able to operate profitably.

We face a higher risk of failure because we cannot accurately forecast our future revenues and operating results.

The rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results.  Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

•

the timing of sales of our products and services;

•

the timing of product implementation, particularly large design projects;

•

unexpected delays in introducing new products and services;

•

increased expenses, whether related to sales and marketing, product development, or administration;

•

the mix of product license and services revenue; and

•

costs related to possible acquisitions of technology or businesses.

We face a higher risk of failure because the podcasting and voice-recognition businesses are in their infancy.

We face the difficulties frequently encountered by companies in the early stage of development in new and evolving markets.  These potential difficulties include the following:

•

substantial delays and expenses related to testing and developing of our new products;

•

successfully establishing podcasting as a large-scale advertising medium;

•

marketing and distribution problems with new and existing products and technologies;

•

competition from larger and more established companies;

•

delays in reaching our marketing goals;

•

difficulty in recruiting qualified employees for management and other positions;

•

our lack of sufficient customers, revenues and cash flow; and

•

our limited financial resources.

We may continue to face these and other difficulties in the future.  Some of these problems may be beyond our control.  If we are unable to successfully address them, our business will suffer.

If we cannot show that our speech recognition technologies are commercially viable, our business may fail.

Wizzard, in assessing its future potential, places great importance on the successful development of its speech recognition programming tools, services, and other speech recognition application technologies.  These technologies are still in their early stages.  They have only recently become marketable and have been made generally available only in their intended market.  We have not yet demonstrated that our products can attract sufficient commercial interest or, if they do, that we can market them successfully.  Competitors with far greater financial resources than we have may create and market competing products.  If management's expectations for our products do not materialize for any reason, our overall expectations will be seriously compromised.

If we do not achieve the brand recognition necessary to succeed in the podcasting and speech recognition technology markets, we will not be able to compete.

We must build our Wizzard brand to gain market acceptance for our podcasting services, speech recognition programming tools, and other speech recognition products and services.  We believe that our long-term success will require that we obtain significant market share for our products and services before other competitors enter the market. We must spend large amounts on product development, strategic relationships and marketing initiatives in order to establish brand awareness.  We cannot be certain that we will have enough resources to build our brand and to obtain commercial acceptance of our products and services.  If we do not gain market acceptance for our podcasting services, as a large-scale advertising medium, speech recognition programming tools, and related speech recognition products and services, we will not be able to compete in those industries.

We are exposed to the business risks inherent in the podcasting industry.

With our recent entry into the podcasting industry, we have exposed our company to the risks of entities operating within that industry.  The podcasting industry is in its infancy and our operations in this area may prove to be unprofitable.

Our expansion plans may not be cost-effective.

We have pursued, and may continue to pursue, strategic alliances with new or complementary businesses in an effort to enter into new business areas, diversify our sources of revenue and expand our speech recognition applications products and services.  If we pursue strategic alliances with new or complementary businesses, we may not be able to expand our product or service offerings and related operations in a cost-effective or timely way. We may experience increased costs, delays and diversions of management's attention when beginning any new businesses or services.  Also, any new business or service that users do not favorably receive could damage our reputation and brand name in the speech recognition applications technology markets.  We also cannot be certain that we will obtain enough revenues from any expanded products or services to offset related costs.  Any expansion of our operations may require additional expenses.  These efforts may strain our management, financial and operational resources.

Our limited resources may make it harder for us to manage growth.

We have a limited basis upon which to evaluate our systems' ability to handle controlled or full commercial availability of our products and services.  We anticipate that we will expand our operations significantly in the near future, and we will have to expand further to address the anticipated growth in our user base and market opportunities.  To manage the expected growth of operations and personnel, we will need to improve existing systems, and implement new systems, procedures and controls.  In addition, we will need to expand, train and manage an increasing employee base.  We will also need to expand our finance, administrative and operations staff.  We may not be able to effectively manage this growth.  Our planned expansion in the near future will place, and we expect our future expansion to continue to place, a significant strain on our managerial, operational and financial resources. Our planned personnel, systems, procedures and controls may be inadequate to support our future operations.  If we can not manage growth effectively or if we experience disruptions during our expansion, the expansion may not be cost-effective.

If we become unable to obtain component products from our vendors, our sales may not be able to keep up with demand.

We purchase major components of our products from outside suppliers.  At any given time we may find ourselves unable to obtain those components, which could prevent us from meeting customer demand.

If we can not compete successfully, we may have to go out of business.

The market for computer software, and specifically speech recognition technology products and services is highly competitive.  Current competitors include Nuance, Loquendo and Fonix.  In addition, competitors may be developing speech recognition products and services that we may not be aware of.  Many of our current and potential competitors have much greater financial, technical, marketing, distribution and other resources.  They also have greater name recognition and market presence, longer operating histories and lower cost structures than we have.  As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements.  Our ability to compete successfully in the rapidly evolving speech recognition market will depend upon certain factors, many of which are beyond our control and that may affect our ability to compete successfully.

We may also face competition from a number of indirect competitors that specialize in electronic commerce and other companies with substantial customer bases in the computer field and other technical fields. Additionally, companies that control access to transactions through a network or Web browser could promote our competitors or charge us a substantial fee for similar access or promotion.  Our competitors may also be acquired by, receive investments from or enter into other commercial relationships with larger, better-established and better-financed companies as use of speech recognition products and services increases.

We may be unable to compete successfully against current and potential competitors, and the competitive pressures we face could cause our business to fail.

Our business would be seriously impaired if our rights in our technology were compromised in any way.

Wizzard licenses the speech recognition engines upon which its products operate from AT&T and IBM.  We rely on non-disclosure, confidentiality and non-competition agreements with our employees to protect many of our rights in our technology.  If our employees breach these agreements, we may incur significant expenses to enforce our contractual restrictions and protect our rights.  Management believes that Wizzard has proprietary rights to its products, including copyright and trademark protection that will discourage others from replicating our products.  However, we have no opinions from independent intellectual property counsel that the copyrights and trademarks are valid or, if valid, that their issuance, together with such other proprietary rights that we own will be sufficient to protect us from those who would try to capitalize on our success through imitation.  Our business plan and strategy are to commercialize various speech recognition application technologies.  Termination of our relationship by our licensors of speech recognition engines for any reason, or unauthorized disclosure of our application technologies to third parties, would cause serious harm to our business, financial position and results of operations.

We depend on two primary suppliers for software integrated into our system, and the loss of any could prevent us from making our products.

IBM and AT&T supply the primary speech recognition engines that are used with our products.  We cannot guarantee that we will be able to continue to license these speech recognition engines after the current licenses expire or that alternative speech recognition engines appropriate for use with our products will be available at that time.  If we can not retain these or comparable licenses, we may be unable to produce our products.

Any unintentional infringement on the proprietary rights of others could be expensive and could cut our revenues.

Many software companies bring lawsuits alleging violation of intellectual property rights.  In addition, a large number of patents have been awarded in the voice-recognition area.  Although we do not believe that we are infringing any patent rights, patent holders may claim that we are doing so.  Any such claim would likely be time-consuming and expensive to defend, particularly if we are unsuccessful, and could prevent us from selling products or services. We may also be forced to enter into costly and burdensome royalty and licensing agreements.

If we do not respond effectively to technological change, our products and services could become obsolete.

The development of our products and services and other technology entails significant technical and business risks.  To remain competitive, we must continue to improve our products' responsiveness, functionality and features.

High technology industries are characterized by:

•

rapid technological change;

•

changes in user and customer requirements and preferences;

•

frequent new product and services introductions embodying new technologies; and

•

the emergence of new industry standards and practices.

The evolving nature of the Internet could render our existing technology and systems obsolete.  Our success will depend, in part, on our ability to:

•

license or acquire leading technologies useful in our business;

•

develop new services and technologies that address our users' increasingly sophisticated and varied needs; and

•

respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely way.

Future advances in technology may not be beneficial to, or compatible with, our business. Furthermore, we may not use new technologies effectively or adapt our technology and systems to user requirements or emerging industry standards in a timely way.  In order to stay technologically competitive, we may have to spend large amounts of money and time.  If we do not adapt to changing market conditions or user requirements in a timely way, our business, financial condition and results of operations could be seriously harmed.

If we fail to develop new products, or if we incur unexpected expenses or delays in product development, we may lose our competitive position.

Although we currently have fully developed products available for sale, we are also developing various products and technologies that we will rely on to remain competitive.  Due to the risks in developing new products and technologies, limited financing, competition, obsolescence, loss of key personnel and other factors, we may fail to develop these technologies and products, or we may experience lengthy and costly delays in doing so. Although we may be able to license some of our technologies in their current stage of development, we cannot assure you that we will be able to do so.

We could incur significant expenses if our technologies and products contain defects.

Voice-recognition products are not currently accurate in every instance, and may never be.  We could inadvertently release products and technologies that contain defects.  Third-party technology that we include in our products could contain defects.  Even though our licensing agreement with users contains language that is intended to protect us from liability for defects, clients who are not satisfied with our products or services could bring claims against us for substantial damages.  These claims could cause us to incur significant legal expenses and, if successful, could result in the claimants being awarded significant damages.

Any changes in reimbursement levels under Medicare, Medicaid or insurance reimbursement programs and any changes in applicable government regulations could have a material adverse effect on Wizzard's net revenues.

As managed care assumes an increasingly significant role in markets in which Wizzard operates, Wizzard's success will, in part, depend on retaining and obtaining managed care contracts. There can be no assurance that we will retain or continue to obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue experiencing downward pressure as a result of payers' efforts to contain or reduce the costs of health care by increasing case management review of services and negotiating reduced contract pricing. Therefore, even if we are successful in retaining and obtaining managed care contracts, unless we also decrease our cost for providing services and increases higher margin services, we will experience declining profit margins.

Wizzard is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate new and existing products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payers. Federal laws governing our activities include regulations related to Medicare reimbursement and certification and certain financial relationships with physicians and other health care providers. Although Wizzard intends to comply with all applicable fraud and abuse laws, there can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactments of new laws or regulations will not have a material adverse effect on the its business. Wizzard is subject to state laws governing Medicaid, professional training, licensure, financial relationships with physicians and the dispensing and storage of pharmaceuticals. The facilities operated by Wizzard must comply with all applicable laws, regulations and licensing standards. In addition, many of our employees must maintain licenses to provide some of the services that we offer.  There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on our results of operations, financial condition or prospects.

If we lose our key personnel or are unable to hire additional personnel, we will have trouble growing our business.

We depend to a large extent on the abilities of our key management and technical personnel, in particular Christopher J. Spencer, our Chief Executive Officer and President, and Armen Geronian, our Chief Technical Officer.  The loss of any key employee or our inability to attract or retain other qualified employees could seriously impair our results of operations and financial condition.

Our future success depends on our ability to attract, retain and motivate highly skilled technical, marketing, management, accounting and administrative personnel.  We plan to hire additional personnel in all areas of our business. Competition for qualified personnel is intense.  As a result, we may be unable to attract and retain qualified personnel.  We may also be unable to retain the employees that we currently employ or to attract additional technical personnel.  The failure to retain and attract the necessary personnel could seriously harm our business, financial condition and results of operations.

System and online security failures could harm our business and operating results.

The operation of our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems.  Our systems and operations will be vulnerable to damage or interruption from many sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events.  Our servers will also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Any substantial interruptions in the future could result in the loss of data and could destroy our ability to generate revenues from operations.

The secure transmission of confidential information over public networks is a significant barrier to electronic commerce and communications.  Anyone who can circumvent our security measures could misappropriate confidential information or cause interruptions in our operations. We may have to spend large amounts of money and other resources to protect against potential security breaches or to alleviate problems caused by any breach.

Our operating results could be impaired if we become subject to burdensome government regulation and legal uncertainties.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally.  However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to:

•

user privacy;

•

pricing;

•

content;

•

copyrights;

•

distribution; and

•

characteristics and quality of products and services.

The adoption of any additional laws or regulations may decrease the expansion of the Internet.  A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business.  Moreover, the applicability of existing laws to the Internet is uncertain with regard to many issues, including property ownership, export of specialized technology, libel and personal privacy.  Our business, financial condition and results of operations could be seriously harmed by any new legislation or regulation.  The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could also harm our business.

We plan to offer our speech recognition products over the Internet in multiple states and foreign countries. These jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country.  Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties.  Other states and foreign countries may also attempt to regulate our business or prosecute us for violations of their laws.  Further, we might unintentionally violate the laws of foreign jurisdictions and those laws may be modified and new laws may be enacted in the future.

Our industry is experiencing consolidation that may intensify competition.

The Internet industry has experienced substantial consolidation. We expect this consolidation to continue.  Acquisitions could harm us in a number of ways. For example:

•

a competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services; and

•

other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content, or which could dramatically change the market for our products and services.

There Are Substantial Risks Related to Our Common Stock and Management's Percentage of Ownership of Our Common Stock

Due to the instability in our common stock price, you may not be able to sell your shares at a profit.

The public market for our common stock is limited and volatile.  As with the market for many other companies in new and emerging industries, any market price for our shares is likely to continue to be very volatile.  In addition, the other risk factors disclosed in this prospectus may significantly affect our stock price.  The historical volatility of our stock price may make it more difficult for you to resell shares when you want at prices you find attractive.

In addition, the stock market in general and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.  These broad market and industry factors may reduce our stock price, regardless of our operating performance.

Because our common stock is "penny stock," you may have greater difficulty selling your shares.

Our common stock is “penny stock” as defined in Rule 3a51-1 of the Securities and Exchange Commission.  Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account.  In addition, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.  Compliance with these requirements may make it harder for our selling stockholders and other stockholders to resell their shares.

The sale of already outstanding shares of our common stock could hurt our common stock market price.

The number of our shares available for resale in the public market may exceed the number of shares that purchasers wish to buy.  This imbalance may place downward pressure on our stock price.

Approximately 24,192,804 shares of our common stock are presently publicly traded.  This number will be increased by the 4,123,851 shares underlying the warrants, and the 2,998,536 shares that are currently issuable upon conversion of our Series A Convertible Preferred Stock.  This potential increase in the number of shares that may be available for public trading from 24,192,807 shares to 31,315,191 shares may dramatically reduce the price of our common stock on the basis of supply and demand alone.  In addition, a significant number of our other currently outstanding shares are eligible for public resale under Rule 144 of the Securities and Exchange Commission, and sales of these shares may also place downward pressure on our stock price.  In May, 2004, we registered a total of 2,472,526 shares of our common stock; in August, 2005, we registered an additional 2,800,001 shares; in May, 2007 we registered an additional 3,741,250 shares; and in August 2007 we registered an additional 6,658,536 shares, all on Registration Statements on Form SB-2.  The sale of all or any portion of these shares may have a further negative effect on our stock price.

Item 2.  Description of Property.

Wizzard's corporate offices are located at 5001 Baum Blvd., Suite 770, Pittsburgh, PA 15213.  They consist of approximately 3,100 square feet of space, which is rented for $4,033 per month.  The lease is currently on a month to month basis.  Wizzard also maintains office in Casper, Wyoming and Billings, Montana for our Interim Healthcare operation which is rented for $4,750 and $1,350, respectively.  The Casper lease is currently on a month to month basis, and the Billings location entered a 3 year lease agreement effective March 1, 2008.

Item 3.  Legal Proceedings.

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

One of our Home Healthcare clients has been placed on notice from the Medical Review Panel in Wyoming, which has requested the client to provide information in its discovery process.  As we had provided staffing services to the client during the period of time the alleged incident happened, our client has requested information from us.  We have consulted with counsel and are preparing a response.  As this time, we do not believe this proceeding will have a material adverse effect on our results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the calendar year ended December 31, 2007, we did not submit any matters to a vote of our security holders, whether through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 7, 2008, 43,852,516 shares of our common stock were outstanding and the last reported sales price for our common stock on the American Stock Exchange was $2.40 per share: we have approximately 5,900 stockholders.

Our common stock began trading on the American Stock Exchange under the symbol “WZE” on February 7, 2008.  Prior to that time our common stock traded on the OTC Bulletin Board of FINRA (formerly, the “NASD”) under the symbol "WIZD."  We can not guarantee that the present market for our common stock will continue or be maintained.

The quarterly high and low closing bid prices for our shares of common stock since public trading of these shares for the last two years are as follows:

	Low (1)	High (1)
Fiscal Year 2007
Fourth quarter	$2.22	$2.91
Third quarter	$2.25	$2.98
Second quarter	$2.08	$2.74
First quarter	$2.45	$3.37

Fiscal Year 2006 (2)
Fourth quarter	$1.84	$3.15
Third quarter	$1.53	$1.83
Second quarter	$1.60	$1.98
First quarter	$1.70	$2.03

(1)

These bid prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

(2) Reflects the payment of an 11 for 10 forward stock split on October 15, 2006.

In accordance with the terms of the Series A Preferred Stock subscription agreement, we accrued a 7% dividend on outstanding Series A Preferred Stock as of December 31, 2007, which was paid on January 2, 2008.  We declared an 11 for 10 forward stock split on July 12, 2006 for the shareholders of record on October 15, 2006, which was distributed on October 31, 2006.  All references to stock issuances have been reflected in these financial statements.  We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The following information is provided as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	-	-	-

Equity compensation plans not approved by shareholders	427,500	$ 2.06	9,745

Total	427,500	$ 2.06	9,745

We have issued the following restricted shares of common stock during the quarterly period ended December 31, 2007:

Name	Date	Shares	Description
Canadian Pension Plan	10/4/07	620,310	Conversion of Preferred Stock at $2.05
Bruce Phifer	10/16/07	5,000	Services Rendered
Libra Finance	10/16/07	32,564	Conversion of Note Payable at $2.00
Libra Finance	10/22/07	20,975	Conversion of Note Payable at $2.00
Alan Costilo	10/22/07	100,000	Services Rendered
Libra Finance	11/5/07	70,912	Conversion of Note Payable at $2.00
Genesis Microcap	12/14/07	20,000	Conversion of Note Payable at $2.00
Genesis Microcap	12/21/07	20,000	Conversion of Note Payable at $2.00
Enable Growth Partners	12/31/07	44,387	Conversion of Preferred Stock at $2.05
Enable Opportunity Partners	12/31/07	5,044	Conversion of Preferred Stock at $2.05
Pierce Diversified Strategy Fund	12/31/07	2,522	Conversion of Preferred Stock at $2.05

During the quarterly period ended December 31, 2007, we did not receive any proceeds from the exercise of warrants for which the underlying shares were registered with the Securities and Exchange Commission.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

     None; not applicable.

PERFORMANCE GRAPH

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash on October 3, 2003, the first trading day in, (i) our common stock, (ii) the AMEX composite Index, (iii) a peer group index that the Company selected that includes 4 public companies within our industry.  The companies that comprise the peer group index are a cross section of business to match the diversity of our Company.  The peer group includes Nuance Communications, Amedisys Inc., Gofish Corporation and ZVUE Corporation.  The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative or the possible future performance of our common stock.  The graph assumes that all dividends have been reinvested. (to date, the Company has not declared any dividends on our Common Stock).

The foregoing graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 and shall not be deemed incorporated by reference into any filing made by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, notwithstanding any general statement contained in any such filing incorporating this Annual Report by reference, except to the extent the Company incorporates such graph by specific reference.

Item 6. Selected Financial Data

The following selected financial data are derived from our consolidated financial statements. You should review this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the historical financial statements and related notes this report contains.

As described in Note 2 to the consolidated financial statements, we acquired companies in 2005, 2006 and 2007.  The results of operations for these companies for the periods from the acquisition dates through December 31, 2007 have been consolidated with our results. None of their results of operations up to the dates of acquisition have been included in our consolidated results.

	Year ended December 31,
(in thousands, except per share data)	2003	2004	2005	2006	2007
OPERATING DATA:
Total revenue	$470	$525	$1,694	$2,944	$5,164
Net loss	(2,044)	(5,523)	(5,967)	(4,794)	(10,196)
Net loss available to common shareholders	(2,044)	(5,523)	(5,967)	(4,794)	(17,731)
Basic and diluted net loss per common shareholder	(0.10)	(0.22)	(0.20)	(0.14)	(0.44)

	As of December 31,
(in thousands)	2003	2004	2005	2006	2007
BALANCE SHEET DATA:
Working capital	$(226)	$397	$(468)	$2,393	$3,570
Net property, plant and equipment	89	99	246	184	185
Intangible assets & goodwill	280	0	897	946	20,725
Total assets	537	727	2,358	4,298	27,850

Long-term liabilities:
Long-term debt	235	100	119	189	1,739
Other	0	0	0	0	0
Total long-term liabilities	235	100	119	189	1,739
Total stockholders’ equity	(85)	404	680	3,337	22,746

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled “Item 6. Selected Financial Data” and the consolidated financial statements and related notes included in this Form 10-K.

Company Overview

Our business, for the last ten years, has been focused around many aspects of the speech recognition technology industry.   We offer companies products, tools and services to incorporate speech technology into their products and services.  We also offer speech based products and services directly to consumers.  Below is a breakout of our entire business, from our most recent entry into podcasting where we expect most of our future growth to occur, to our legacy business of offering core speech engine tools for developers and speech technology solutions for the healthcare industry.

GENERAL & ADMINISTRATIVE

•

Wizzard Announced the Creation of Wizzard Media for its Podcasting Business 3/1/07

•

 Wizzard Closes Acquisition of Large Podcast Hosting Company Liberated Syndication (Libsyn) 3/19/07

•

Wizzard Completed Raise of $7,500,000 for its Podcasting Business 7/9/07

•

Wizzard Filed Application for the American Stock Exchange 9/7/07

•

Wizzard Announces Changes to Board of Directors to Comply With Amex Requirements 10/3/07

•

Wizzard CEO Named "Best Value CEO" by Pittsburgh Business Times; Wizzard Ranked 1st in Revenue Growth and 5th in Stock Price Increase 10/17/07

•

Wizzard CFO named Pittsburgh “CFO of the Year” by Pittsburgh Business Times 11/28/07

     Subsequent to 2007

•

Wizzard Approved for Listing on the American Stock Exchange 1/31/08

•

Wizzard Begins Trading on American Stock Exchange 2/7/08

1.  WIZZARD MEDIA

Wizzard Media - Distribution

•

Wizzard Media's download requests surpass 60 million in February, 2007

•

Wizzard Media's download requests surpass 70 million in March, 2007

•

Wizzard Media's download requests surpass 83 million in April, 2007

•

Wizzard Media's download requests surpass 85 million in July, 2007

•

Wizzard Media's download requests surpass 100 million in October, 2007

•

Wizzard Media's download requests surpass 90 million in December, 2007*

*December is historically lower due to the holidays.

In 2007, Wizzard Media surpassed download request forecasts of 850 million, 875 million and 900 million with a record breaking 1,000,000,000 (1.0 billion) download requests achieved, surpassing 450 million download requests for 2006 on a proforma basis.  Our network handled over 2.75 million requests for podcast episodes per day in 2007, a nearly 300% increase over the daily proforma average in 2006.  In October, the network handled 3.58M download requests per day for a total of over 15M hours of monthly programming.  These podcasts are consumed by millions of people around the world creating what management believes is a very compelling platform for advertisers.

In addition to our traditional means of distribution through iTunes and other podcast aggregators, in 2007 and early 2008 Wizzard Media launched multiple distribution channels including: Wizzard.tv, Veoh.com (Featured Channel), Apple TV (Featured Provider), iTunes (Featured Provider), Second Life, iPhone, Daily Motion (Featured Channel), Zune Marketplace, Sandra Carter Global (traditional TV), Media Rights America (cell phone) and Facebook.  Some of these partner channels were created solely to expand audience reach and some both expand audience reach and generate revenues for Wizzard and our content publishers.

The top U.S. cities for podcast consumption included the largest cities in the U.S.

1.

New York

2.

San Francisco-Oakland-San Jose

3.

Los Angeles

4.

Washington DC (Hagerstown)

5.

Atlanta

6.

Philadelphia

7.

Chicago

8.

Seattle-Tacoma

9.

Boston MA-Manchester

10.

Houston

The top 20 U.S. cities for podcast growth in 2007, with a minimum of 100,000 download requests per month, were:

1. Chattanooga 644.26%

2. Tampa-St. Petersburg (Sarasota) 380.76%

3. Kansas City 348.09%

4. Green Bay-Appleton 338.87%

5. Fresno-Visalia 172.62%

6. Toledo 105.69%

7. Houston 101.26%

8. Nashville 82.20%

9. Washington DC (Hagerstown) 72.72%

10. San Francisco-Oakland-San Jose 67.71%

11. Tulsa 67.11%

12. Albuquerque-Santa Fe 65.61%

13. Colorado Springs-Pueblo 63.61%

14. Rochester 57.62%

15. Paducah KY-Cape Girardeau MO-Harrisburg-Mount Vernon 46.68%

16. Norfolk-Portsmouth-Newport News 45.92%

17. New York 37.25%

18. Orlando-Daytona Beach-Melbourne 35.58%

19. Oklahoma City 30.63%

20. Milwaukee 30.53%

Wizzard Media - Advertising

In 2007, Wizzard executed on ten podcast advertising campaigns including our first six figure ($) campaign.  In the fourth quarter of 2007 Wizzard's new technical advertising insertion system, able to handle the insertion of advertisements into audio and video podcasts with geographical targeting capabilities, was used successfully for several campaigns.  Using this new system, the Wizzard Media Network had the capabilities and available inventory to deliver over one hundred million (100,000,000) advertisements in December, 2007.

Wizzard announced more than 10 million ad insertions were delivered across the network in the fourth quarter of 2007 as a result of multiple advertising campaigns.  In the fourth quarter of 2007 alone, Wizzard was able to offer advertisers a catalog of more than 300 million Nielsen-certified ad opportunities using Wizzard’s unique dynamic ad insertion technology.

Month                     Potential ad impressions

10/01/07                 118,789,270

11/01/07                 129,220,048

12/01/07                 137,212,313

Formula: Nielsen certified downloads x 2.5 (to take into account pre-roll and post-roll position, and 50% of all downloads capable of handling 1 mid-roll ad)

In 2007 Wizzard announced that the Company implemented Nielsen//NetRatings’ SiteCensus solution to certify publisher’s download data. Wizzard publicly calls the agreement a “landmark event” for its recently formed ad sales unit, Wizzard Media, which will now be able to use Nielsen//NetRatings data to verify the scope of audiences for participating podcasts. Management has repeatedly been told that advertisers want to see reputable, third-party measurement of podcast downloads.  Measurement via Nielsen//NetRatings’ SiteCensus addresses these concerns and Management believes it will have a very positive impact on our podcast advertising sales efforts.

In 2007, Wizzard Media developed and deployed a category based system for general podcast advertising sales and the Podcaster Relations Department is currently reaching out to podcast publishers to populate the categories.  Over 600 podcasters joined Wizzard’s fast-growing advertising network in 2007.  All of these podcasters have agreed to allow Wizzard Media’s ad sales team to represent them to agencies and media buyers to secure advertising opportunities.  Wizzard Media currently has 20 distinct ad categories with more than 450 shows available in those specific 20 categories.

In 2007, Wizzard Media launched a Research Department to collect audience statistics and other important demographic data to assist Wizzard’s ad sales team in the data driven advertising sales industry.  Over 35,000 completed audience surveys have been collected to date (3/5/08).  Also in 2007, Wizzard detailed plans and staffed a back-office Advertising Operations Department to handle everything from proposal tracking to campaign execution.  To compliment the advertising operations department, Wizzard Media created and staffed a Podcaster Relations Department to work closely with the podcast publishers wanting to generate income through advertising.  A new advertising operations system was created to increase productivity between the various teams within the advertising department.

Subsequent to December 31, 2007, Wizzard Media signed follow-up deal with its largest advertiser to date following the success of the initial campaign that was launched in November, 2007 with said advertiser, and completed in January, 2008.  Management believes that there is no greater compliment from an advertiser than to come back for additional campaigns based on the success of the first one.  Both deals were negotiated by Campbell-Ewald, Detroit.

Wizzard Media - Content

Wizzard's podcast hosting service grew by over 563 new shows in the fourth quarter with 41,415 new episodes added across the network (fourth quarter is historically lower factoring in the holidays (700+ new shows and 43,000 new episodes in the third quarter and 300+ new shows and 38,000 new episodes in the second quarter of 2007).  With the recently launched new iPod Touch, Apple TV, iPhone and the heavy adoption of online video, we expect podcasting to continue to grow at the same annual rate for some time to come.

Liberated Syndication (Libsyn) alone grew from 4,500 podcast producers to 7,338 producers in 2007.  Combined with our two other hosting services our total count of podcast producers is now close to 10,000 with over 400,000 episodes hosted.

Wizzard Media sponsored the 3rd Annual 2007 Podcast Awards at the 2007 Portable Media Expo.  Exclusive Wizzard advertising partner Keith and The Girl won People's Choice Podcast Award at the 2007 Podcast Awards while Firefly Talk won Best Produced Podcast at the 2007 Podcast Awards.  15 of the 22 winners at the 2007 Podcast Awards use a Wizzard hosting solution (Libsyn, Switchpod or Blast Podcast).  Out of the 220 podcast nominations spanning 22 different categories, 42% of the nominees for the 2007 Podcast Awards use a Wizzard service.

In 2007, over 35 audio and video podcasts affiliated with Wizzard Media were recognized by iTunes as the “Best of 2007”.  Each of these podcasts are part of the Wizzard Media Network or have chosen one of Wizzard’s hosting partners (Libsyn, Switchpod or Blast Podcast) to provide their hosting services.

New podcasts recognized by iTunes and part of the Wizzard Media Network include:

Achievement Junkie , an inventive audio podcast dedicated to the Xbox 360; Game Theory - a compelling audio podcast by gaming experts; My Daily Phrase Italian, the ideal audio guide for learning Italian; and, iFanboy, a video podcast dedicated to comic books.  Each of these podcasts historically rank in the top 100 podcasts in their respective iTunes categories.

Classic podcasts recognized by iTunes and part of the Wizzard Media Network include:

Award-winning comedy podcast, Keith and The Girl; Escape Pod, a popular sci-fi audiobook podcast which recently joined the Wizzard Media Network; cutting-edge video podcasts Joe Cartoon and Lynchland; and the ground-breaking video series and exclusive advertising publisher partner, Tiki Bar TV. These podcasts all historically rank in the top 50 podcasts in their particular iTunes categories.

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

In 2007, Wizzard Media signed Six Months Later, an original video podcast comedy series that follows the struggles of life, love and relationships in L.A. The show was created by festival veterans and Hollywood up-and-comers David Frigerio and Ryan Alosio, who also stars as the main character. Ian Ziering of Beverly Hills 90210 and Dancing with the Stars, and Kristy Swanson, the original Buffy in the cult classic, Buffy the Vampire Slayer, are co-stars.  Wizzard Media also signed Jack Palms II: This is Life, the world's first crime noir podcast novel and the second in the Jack Palms crime noir audiobook series. Hosted by author Seth Harwood, the series was originally only available as an audiobook, but will be released in print format on March 16, 2008 (Palm Sunday) by Breakneck Books. Harwood's next project, a collection of short stories called A Long Way from Disney, will also be distributed by Wizzard.

Wizzard Media signed Hot For Words, a video podcast that brings some heat into the origins of words. Hosted by a beautiful philologist named Marina, each 3-4 minute episode is created based on a word suggested by the viewers.  Launched on YouTube in February of 2007, Hot For Words is the first YouTube video series recruited by Wizzard Media to be made available as a podcast.  Another podcast joining Wizzard Media was PediaCast, a pediatric podcast for parents hosted by Dr. Mike, who answers questions from moms and dads around the world with easy-to-understand answers as well as a healthy dose of medical news and useful tips. Often a featured podcast in iTunes, PediaCast ranks in the top 50 Kids and Family podcasts.

Wizzard Media – Personnel

•

Hired former Time Warner executive Jim Else as VP of Sales for advertising in podcasts.

•

Hired two independent sales representatives—New York, Direct Response.

•

Hired former MTV executive as an independent sales representative in Detroit.

•

Hired several new software engineers.

•

Retained Virtus Media Sales out of L.A. for West Coast Advertising sales development

•

Hired Laurie Sims as General Manager for Wizzard Media

•

Hired Rob Walch as VP of Podcaster Relations

•

Hired Skip Fredericks as SVP of Content Development (subsequent to 12/31/07)

In its ongoing effort to monetize podcasts, Wizzard Media has added several personnel in key positions including General Manager, Director of Advertising Operations, VP of Podcaster Relations, Copywriter and numerous software engineers.

In the third quarter of 2007, Wizzard Media retained Vanguard Media Associates for advertising sales in the Midwest.  John Moran recently left MTV Networks, where he was VP, National Advertising Sales and was responsible for the Detroit region.  Mr. Moran oversaw national ad sales for MTV, MTV2, MTVu, VH1, VH1 Classic, VH1 Soul and CMT. He led the sales team in the development, presentation and execution of fully integrated, multi-platform ad programs for clients including General Motors, Ford Motor Company, DaimlerChrysler and the U.S. Navy. He joined MTV Networks in 1997 as account manager, national ad sales and was promoted to director of national ad sales in 2000. He was elevated to his most recent position in 2004. Before joining MTV Networks, Moran spent ten years in radio where he worked for WLTI-FM, WRDQ-FM and WLLZ-FM in Detroit.

In the fourth quarter of 2007, Wizzard Media retained Virtus Media Sales to handle advertising sales on the West Coast with plans to tap into a wide range of brands including cutting-edge technology firms, popular energy drinks, hip clothiers, as well as Hollywood film and television studios, all of which management believes are ideal marketers for podcast advertising.

Subsequent to December 31, 2007, Wizzard retained Skip Fredricks as SVP of Content Development.  Fredricks has won 40 Telly Awards in addition to 2 Emmy nominations and brings with him over 200 hours of extreme sports content and a network of industry relationships.  Fredricks professionally produces live extreme sports content for distribution over a broad range of new media outlets including streaming web video, cell phones and podcasts. In addition to distribution of content, Fredricks brings exclusive distribution rights to over 60 national extreme sporting events, including The USA Surf & Turf Jet Ski Tour and the X-Fest Motocross Tour, and has secured a number of premier brands as sponsors for these events in previous years, including Panasonic, Coca-Cola, Red Bull, Ford and Chevrolet.

On December 6, 2007 Wizzard announced that Chris MacDonald, founder of the IndieFeed Network and Executive Vice President of Business Development and Operations for Libsyn PRO (Wizzard Media), and Rob Walch, founder of podCast411 and Vice President of Podcaster Relations for Wizzard Media, were elected to the inaugural Board of the Association for Downloadable Media (ADM).  MacDonald was elected as the Chairman of the Executive Board. In this position, he will direct ADM’s efforts to facilitate the rapid expansion of downloadable media and encourage advertisers to follow the current, fast-growing consumption trends of online, portable and at-home audiences.  Walch was elected as the Committee Chair for Education & Outreach and will work to coordinate and drive the ADM’s efforts to spread the word about the benefits of podcasting and downloadable media to agencies and mainstream media

Wizzard Media - Press

In 2007, Wizzard Media retained the public relations firm of INK to secure press placements and work closely with Wizzard's advertising public relations firm, Braff Communications.  As a result of their efforts combined with internal efforts, Wizzard secured mentions in The Hollywood Reporter, Billboard Magazine, CNet, Business 2.0, Online Media Daily, Media Post, Podcasting News, Cynopsis Digital, Forbes (AP), CNN Money, Business Week Online, Pittsburgh Business Times, Pittsburgh Post Gazette, Ad Age, Red Herring, Inside Digital Media, Blogger and Podcaster Magazine, ReadWriteWeb.com, WebProNews, Follow the Media, Gartner Analyst, ABC.com, Florida Trend Magazine, Miami Herald, Chicago Tribune, Christian Science Monitor, Mashable.com, AOL Money, MSNBC, INC Magazine and Redherring.

Wizzard Media - Technology

In October, 2007, Wizzard's engineers completed the design and development of a new, highly targetable audio and video ad insertion technology.  This advertising insertion system is state of the art with the ability to insert advertisements as pre-roll, post roll as well as inside the podcast itself to deliver advertisements in the traditional TV and radio formats along with the ability to target specific cities, countries or regions around the world.  The stitching of the podcast files is a very complex task and management believes this new advertising insertion system gives Wizzard Media advertising sales team a substantial competitive advantage.

In 2007, Wizzard's engineers produced a speech recognition platform for podcast transcription and advertising targeting.  Implementation into the entire Wizzard network will begin in the second quarter of 2008 along with the development of a front-end search engine for internal use.  This system was the driving factor in Wizzard's entree into the podcasting industry.  Using sophisticated speech recognition engines and complex algorithms, our team can now identify the most relevant podcasts and specific episodes for advertisers.  Having the ability to drill down into a huge amount of podcasts using keyword searches allows us to provide a highly targeted advertising opportunity for marketers.

In 2007, Wizzard Media's tech team completed and launched several new projects.  They include:

•

Launched a new podcasting discovery and destination website Wizzard.TV.  Traffic to site has grown consistently over the last several months.

•

Launched a new Wizzard Media Channel on iTunes that was selected as a Featured Content Provider for iTunes.

•

Implemented a consolidated data delivery migration plan slated to save the Company up to 35% on monthly bandwidth charges.

•

Implemented several new database initiatives speeding up statistical delivery for both internal and external reporting.

•

Began development of a back end system to support advertising inventory management, podcast relations management and advertising proposal generation.

Wizzard Media Receiver was launched in beta form for both the iPhone and Facebook platforms in the third quarter of 2007.  This new software application allows individuals to receive their favorite podcasts while spending time on Facebook or using their iPhone.  This application has been tested throughout the U.S. as well as Europe and continues to show great results.  The launch of these applications supports Wizzard's plan to allow audiences to access their favorite podcast shows where they want, when they want and how they want.

In 2007, Wizzard also announced the latest version of the LibsynPRO 2.0 enterprise publishing service was opened to a small group of beta users. LibsynPRO is a media publishing solution for podcast networks, media companies and other businesses that need to manage multiple podcast shows under a single account. The same extensive level of scalability and 99.99% reliability continue to be the main components of the LibsynPRO system and the recently enhanced features include: detailed statistics and time-sensitive reporting, a feature rich API for developers and an elegant and easy-to-operate interface for LibsynPRO’s advertising system.  Difficult tasks like content insertion can be handled quickly and easily, with the ability to schedule customized campaigns in real-time. Wizzard Media’s partnership with Nielsen//NetRatings extends into the LibsynPRO system to ensure accurate reporting for users, agencies and advertisers.  LibsynPRO takes all the best features of the Libsyn independent publishing system and presents enhanced elements to support the demands of big business. The latest version of LibsynPRO 2.0 incorporates Wizzard Media’s one-of-a-kind dynamic advertising insertion system, which will allow for sophisticated ad campaign management to be extended to Libsyn’s high-profile corporate clients. This latest development will simplify the once complicated task of ad insertion and ad removal, and also features the added capability of scheduling real-time customized ad campaigns during natural breaks in the content, providing advertisers with even more targetability of their potential consumer base.  The LibsynPRO system is stronger than ever, with many additional new components, including: detailed statistics and time-sensitive reporting that can be customized to fit the needs of any size company; built-in quality control processes, which allows users to effortlessly regulate administration access and publishing; and a new “Power” user level that offers support for the building of custom publishing applications through a rich API.

2. SPEECH TECHNOLOGY & SERVICES GROUP

Wizzard Software's legacy Speech Technology and Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T, as well as through our own internet marketing efforts on through Google, Yahoo and other major internet search engines.

In 2007, our T&S Group achieved a 3.1% increase in revenue over 2006.  For the fourth quarter of 2007, the T&S Group achieved 4.0% increase in revenue over the fourth quarter of 2006 and a 27% increase in revenue over the third quarter of 2007.  T&S Group continued to focus on our core Assistive Application and Medical Dictation markets and continued to add new customers in the ATM and Simulator categories throughout 2007.  Alert/broadcasting has continued to grow and additional inroads have been made with TTS in the deployment and development of dictionary and game applications.  Significant prototyping activity has been accomplished in the dictation services industry using speech recognition and the protocol supportive attributes of our TTS offerings have been enhanced to support customer requests for large IVR type applications.

Management believes a shift in customer demand is underway from the purchase of stand alone speech engines to a more hosted services type offering.  We believe we are well positioned to capture the growing demand for hosted speech solutions with our recently announced server based text to speech offerings as well as our server based speaker independent speech recognition products.  With the recent acquisition of three hosting systems we now have the internal expertise and network platform to begin offering hosted speech services.  We expect to launch these new hosted speech services in the first quarter of 2008.

The Speech Technology and Services Group's immediate focus is to increase revenue and be a preferred supplier for speech technologies to large businesses worldwide, emphasize great technologies, competitive prices, and high quality support to the speech development community and offer non-technical hosted speech conversion services to companies that have subscriber bases in fast growing market segments.

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

Both home care offices, Billings and Casper, have invested a great deal of time and effort into their respective conversions to the Interlink Software System. The process has been extremely labor intensive but has progressed to the point that it is operational in both offices.  This system integrates scheduling, physician orders, employee data, billing, and payroll functions: eliminating duplicate efforts in day to day operations.  Both offices have worked with Wizzard in tracking process for compliance with Sarbanes-Oxley requirements. .

Billings continues to see progressive growth in the utilization of its staffing services.  Internal operations have been given greater structure.  Employee hiring process and record keeping have been fine tuned.  Drug screening of employees upon hire and random quarterly screening have been implemented.  Home care client files have been restructured improving timely communication in the office and maintaining the access to information in the home.  Promotional activities are escalating as the offices experience stability in day to day operations and as we embark on a new business in Insurance Physicals.

Our home healthcare business continues to be a strong revenue generator for our Company as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.  Although this has been a gradual process, we believe that we are building a solid business that will offer a complimentary package of new technology and traditional services.  We are currently expanding our territory within the state of Wyoming as a result of the state's willingness to increase Medicaid payments by up to 30%, and we expect insurance providers within the state to follow suit.  Recruiting and retaining nurses continues to be one of the biggest challenges for our home healthcare businesses and we plan to continue our aggressive marketing efforts to satisfy our customer's demands.

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

In the fourth quarter of 2007, Management made the decision to stop marketing Rex to traditional pharmacies and HMO's.  This decision was derived from the fact that while we still very much believe in the product and continue to see strong interest from pharmacists, doctors and patients, until Medicare and insurance companies begin to absorb the cost of the bottle for patients, it will be difficult to achieve profitability.  We plan to continue to seek independent third party studies to present to Medicare and various insurance companies and work with legislators in several states that support legislation requiring pharmacies to carry assistive aid devices that help ensure patient safety.  We have received attention and various levels of support from members of Congress at the Federal and State levels in conjunction with the proposed legislation in Maryland, California and continue discussions with the states of Alabama, Colorado, Connecticut, Hawaii, Kentucky,

Louisiana, Nebraska, Ohio, Tennessee, Texas, Virginia, Washington, and West Virginia.  We continue to believe in the Talking Prescription Bottle as the ability of the elderly and visually impaired to fully comprehend prescription medication instructions is as necessary as ever, and as new drugs are constantly introduced to the market and increasing medication combinations make following dosage instructions critical.

Critical Accounting Policies and Estimates

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

Accounts Receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from suppliers and past experiences with customers.  In some instances, we require new customers to make prepayments.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. We established an allowance for doubtful accounts of $17,562 at December 31, 2007 and 2006.

Goodwill and Definite-life intangible assets - Goodwill represented the excess of costs over the fair value of the identifiable net assets of businesses acquired in the purchase of Interim Healthcare of Wyoming, Webmayhem Inc. and Professional Nursing Personnel Pool. See Note 5 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding these acquisitions.  The Company accounts for Goodwill and definite-life intangible assets in accordance with provisions of Statement of Financial Accounting Standards "SFAS" No. 142, "Goodwill and Other Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the assets has decrease below its carrying value in accordance with the provisions of SFAS No. 142.  Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment.  SFAS No. 142 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Stock-based compensation - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Payment, revised 2004’’ (‘‘SFAS No. 123R’’). The Company adopted the standard by using the modified prospective method provided for under SFAS No. 123R. SFAS No. 123R, which revised SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. Compensation cost is recognized on a straight line basis over the requisite service period for the entire award and included in general and administrative expense. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. For the year ended December 31, 2007, the Company recorded stock-based employee compensation expense of $435,529 and stock –based compensation expense to employee and consultants of $312,918 for options that were issued and immediately exercised. The remaining estimated pretax amortization on unvested options of approximately $27,444 will be recognized through July 2008.

Estimating the fair value of options granted requires us to utilize valuation models and to establish several underlying assumptions. The fair value of option grants was estimated using the Black-Scholes option valuation model based on the following weighted average assumptions:

	2007	2006
Dividend yield	0%	0%
Expected life	3 yrs	10 yrs
Expected volatility	74.3%	131.5%
Risk-free interest rate	4.7%	4.86%

The risk-free interest rate is the implied yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

The expected lives of the options are determined based on the Company’s expectations of individual option holders anticipated behavior and the term of the option.

Volatility is based upon price performance of the Company over an equivalent term of the issued options to determine potential volatility of the issued options.

Results of Operations.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Wizzard derives it revenue from the sale of speech recognition and text-to-speech programming tools, distributable engines and speech related consulting services and support, and podcast hosting and advertising services.  Additionally, Wizzard derives revenues through the offering of home healthcare services through its wholly-owned subsidiary Interim Healthcare of Wyoming, Inc.  Wizzard plans to generate revenues in podcasting through unique advertising opportunities created by adding its WizzScribe speech recognition and other text-to-speech products to the Wizzard Media network.

During 2007, Wizzard recorded revenues of $5,163,491, an increase of $2,219,913, or approximately 75%, from our revenues of $2,943,578 in 2006.  This increase was due primarily to the ongoing growth and expansion through the acquisition of our podcast hosting and healthcare operations.

During 2007, cost of goods sold was $3,600,788, an increase of $1,721,325, or approximately 92%, over the 2006 figure of $1,879,463.  This increase was due to the expansion through acquisition of our podcast hosting and healthcare operations.  Wizzard generated a gross profit of $1,562,703 in 2007, versus a gross profit of $1,064,115 in 2006, an increase of 47%.

In 2007, Wizzard had operating expenses of $8,015,156, as compared to $5,078,631 in 2006, an increase of 58%.

Selling expenses increased to $878,654 in 2007, from $578,722 in the prior year.  This increase of 52% is due primarily to the increased sales and marketing efforts for our entry into the podcast hosting industry.

General and administrative expenses increased to $992,269 in 2007, from $798,712 in the prior year, an increase of 24%, due primarily to the acquisition of the podcast hosting and home healthcare operations.   Salaries, wages and related expenses increased to $2,397,802 in 2007 from $1,114,411 in 2006, an increase of 115%, due to the addition of personnel with the development of our podcast hosting and media business, home healthcare operations and Sarbanes Oxley implementation. Consulting fees increased  to $3,536,035 in 2007 from $2,220,966, an increase of 59% due primarily to an increase in investor relations services and consulting fees related to the podcast hosting operations.  Research and development expense grew to $210,397, from $76,150 due to the development of software for our podcast hosting business.

Wizzard incurred non-cash legal, public relations and consulting fees of $2,310,469 in fiscal 2007, as compared to $1,724,633 in 2006.  For fiscal 2007, $915,205 was for investor relations, $1,221,430 was for consulting fees, $125,534 for selling expense.  Of this non-cash amount in fiscal 2006, the non-cash amount includes $1,048,200 for investor relations, $501,690 was for general and administrative expense, and $130,343 for selling expense.  Due to the increased liquidity of our common stock traded on the OTC Bulletin Board exchange, Wizzard has been able to pay for valuable and sometimes critical services with restricted and unrestricted common stock.  This has helped us to use our cash for operations.  For all such stock issuances, we valued the stock at the market price at the close of the day of issuance.  All related expense was recorded the same day.

Interest expense increased to $1,921,826 in 2007, from $184,421 in 2006, due to the $1,785,242 amortization of a discount on our $2,375,000 5% convertible note payable issued in 2006 related the beneficial conversion feature and warrants issued in connection with the convertible notes payable.

Net loss available to common shareholders increased 274% to $17,930,315 in 2007, as compared to a net loss available to common shareholders of $4,793,723 in 2006, while net loss increased 113% to $10,196,067 in 2007, as compared to a net loss of $4,793,723 in 2006.  The increase in net loss available to common shareholders was due to the recording of a non-cash dividend of $7,500,000 for the fair value of warrants issued and intrinsic value of the beneficial conversion feature of the 7% Series A Convertible Preferred Stock subscription agreement .  Basic and diluted loss per common share was $0.44 in 2007, compared to $0.14 in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Wizzard derives it revenue from the sale of speech recognition and text-to-speech programming tools, distributable engines and speech related consulting services and support.  Additionally, Wizzard derives revenues through the offering of home healthcare services through its wholly-owned subsidiary Interim Healthcare of Wyoming, Inc.  Wizzard entered the podcast hosting business in 2006 through two acquisitions and completed a third acquisition in the first quarter of 2007.  Wizzard plans to generate revenues in podcasting through unique advertising opportunities created by adding its WizzScribe speech recognition and other text-to-speech products to the Wizzard Media network.

During 2006, Wizzard recorded revenues of $2,943,578, an increase of $1,249,503, or approximately 74%, from our revenues of $1,694,075 in 2005.  This increase was due primarily to the inclusion of our healthcare operation for a full year.

During 2006, cost of goods sold was $1,879,463, an increase of $888,458, or approximately 90%, over the 2005 figure of $991,005.  This increase was due primarily to the inclusion of our healthcare operation for a full year, as well as increased payments for technical support.  Wizzard generated a gross profit of $1,064,115 in 2006, versus a gross profit of $703,070 in 2005, an increase of 51%.

In 2006, Wizzard had operating expenses of $5,078,631, as compared to $4,868,951 in 2005, an increase of 4%.

General and administrative expenses decreased to $798,712 in 2006, from $821,180 in the prior year, a decrease of 3%.  Salaries, wages and related expenses increased to $1,114,411 in 2006 from $879,675 in 2005, an increase of 27%, due to the addition of personnel with home healthcare operations and needed accounting personnel. Consulting fees increased to $2,220,966 in 2006 from $1,449,404 in 2005, an increase of 53% due primarily to an increase in investor relations services.  Research and development expense grew to $75,150, from $69,089 in the prior year related to the development of our MRCP support for AT&T Natural Voices Server.

Selling expenses increased to $578,722 in 2006, from $457,636 in the prior year.  This increase of 26% is due primarily to the increased sales and marketing efforts for our entry into the podcast hosting industry.

Wizzard incurred non-cash legal, public relations and consulting fees of $1,724,636 in fiscal 2006, as compared to $1,668,966 in 2005.  Of this non-cash amount in fiscal 2006, the non-cash amount includes $1,048,200 for investor relations, $501,690 was for general and administrative expense, and $130,343 for selling expense. For fiscal 2005, $1,328,200 was for investor relations, $229,664 was for general and administrative expense, $111,132 for selling expense.  Due to the increased liquidity of its common stock traded on the OTC Bulletin Board exchange, Wizzard has been able to pay for valuable and sometimes critical services with restricted and unrestricted common stock.  This has helped us to use our cash for general and administrative operations.  For all such stock issuances, we valued the stock at the market price at the close of the day of issuance.  All related expense was recorded the same day.

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

Interest expense decreased to $184,421 in 2006, from $1,538,736 in 2005, due to the $1,400,000 amortization of the discount on our $1,400,000 5% convertible note payable issued in 2005 related the beneficial conversion feature and warrants issued in connection with the convertible note payable.

Net loss decreased 20% to $4,793,723 in 2006, as compared to a net loss of $5,966,862 in 2005.  Basic and diluted loss per common share was $0.14 in 2006, compared to $0.20 in 2005.

Liquidity and Capital Resources.

2007 compared to 2006

Current assets at December 31, 2007 included $6,910,267 in cash and accounts receivable, an increase of $3,853,563, or 126%, from our cash and accounts receivable of $3,056,704 at December 31, 2006.  The increase is a result of closing a $7,500,000 7% Series A convertible Preferred Stock subscription agreement on July 6, 2007.

During fiscal 2007, our operating activities used net cash of $3,229,048, as compared to $1,430,431 in net cash used by operating activities during 2006.

In 2007, depreciation and amortization expense was $77,942, which was up from $71,956 in 2006. This increase was attributed to assets being added with the addition of our podcasting and home healthcare operations.

Net cash used in investing activities decreased to $531,563 in 2007, versus $71,956 in 2006.  During 2007, the Company paid $150,000 and an additional 12,946 in expenses to acquire the operations of Professional Nursing Personnel Pool and $350,000 to acquire Webmayhem, Inc.

In 2007, net cash provided by financing activities increased to $7,111,752, from $3,305,830 in 2006.  Cash of $677,319 was provided by the issuance of common stock in 2007, less the payment of offering costs of $0; in 2006, these figures were $1,205,656 and $0, respectively.  In 2007, we received $6,710,000 in net proceeds from the issuance of 7,500 shares of a $7,500,000 7% Series A convertible Preferred Stock, versus $2,375,000 in proceeds from convertible notes payable in 2006.

At December 31, 2007, the Company had working capital of $3,616,472, as compared to a working capital of $2,284,980 at December 31, 2006.  This increase in working capital is due to cash provided by Financing Activities.  Specifically, the $6,710,000 in proceeds received from the issuance of the Series A convertible Preferred Stock, and the increase in net cash of $677,319 obtained from the issuance of common stock.

2006 compared to 2005

Current assets at December 31, 2006 included $3,056,704 in cash and accounts receivable, an increase of $1,888,048 from our cash and accounts receivable of $1,168,656 at December 31, 2005.  The increase is a result of closing a $2,375,000, 5% convertible note subscription agreement on October 27, 2006.

During fiscal 2006, our operating activities used net cash of $1,430,431, as compared to $1,118,830 in net cash used by operating activities during 2005.

In 2006, depreciation and amortization expense was $71,956, which was up from $44,889 in 2005. This increase was attributed to a full year of depreciation for our Interim Healthcare of Wyoming subsidiary.

Net cash used in investing activities decreased to $59,608 in 2006, versus $496,581 in 2005.  During 2005, the Company paid $480,805 and issued 221,149 common shares to acquire Interim HealthCare of Wyoming, Inc.

In 2006, net cash provided by financing activities increased to $3,305,830, from $2,038,986 in 2005.  Cash of $1,205,656 was provided by the issuance of common stock in 2006, less the payment of offering costs of $0; in 2005, these figures were $682,918 and $8,433, respectively.  In 2006, we received $2,375,000 in proceeds from convertible notes payable versus $1,400,000 in 2005.

At December 31, 2006, the Company had working capital of $2,392,580, as compared to a working capital deficit of $303,800 at December 31, 2005.  This increase in working capital is due to cash provided by Financing Activities.  Specifically, the $2,375,000 in proceeds received from convertible notes payable, and the increase in net cash of $1,205,656 obtained from the issuance of common stock.

Off-Balance Sheet Arrangements

We have operating leases for certain facilities and equipment, but otherwise do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or capital resources.

Safe Harbor Statement.

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Wizzard, including, without limitation, (i) our ability to gain a larger share of the speech recognition software industry, our ability to continue to develop products acceptable to that industry, our ability to retain our business relationships, and our ability to raise capital and the growth of the speech recognition software industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Item 7A. Quantitative and qualitative disclosure about Market Risk

We are not subject to financial market risk exposure related to changes in interest rates as our debt is at a fixed rate of interest.

Item 8.  Financial Statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management identified the following material weakness, as of December 31, 2007.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management determined that its policies and procedures to insure the accuracy of the valuation and appropriately recording of compensation for the issuance of stock based compensation and the extension of the life of warrants were inadequate to ensure the valuation and accuracy of recording compensation. As a result, the Company’s equity and net loss was understated by $ 420,138 on the statement of operations in its preliminary fiscal 2007 consolidated financial statements. The material weakness resulted in reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.  The material misstatement resulted from not having a procedure in place to independently review the calculation of stock based compensation and the extension of warrants. During 2008, the Company has implement the control procedure to have the compensation calculation for stock based compensation and the extension of the life of warrants reviewed by an individual, with adequate accounting expertise, and independent of the preparer of the original calculation.

Date:	3/17/08	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/17/08	By:	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Pittsburgh, Pennsylvania

March 13, 2008

Gregory & Associates, LLC [Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Wizzard Software Corporation.

We have audited Wizzard Software Corporation and Subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wizzard Software Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified: It was determined that its policies and procedures over the recording of stock based compensation and compensation for the extension of the life of warrants were inadequate to ensure the appropriate valuation and accuracy of recording expense. As a result, misstatements existed in the Company’s equity and statement of operations in its preliminary fiscal 2007 consolidated financial statements. The material weakness resulted in reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wizzard Software Corporation and Subsidiaries, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005, and our report dated March 14, 2008, expressed an unqualified opinion thereon.

/s/Gregory & Associates, LLC

March 14, 2008

Salt Lake City, Utah

Gregory & Associates, LLC [Letterhead]

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

Pittsburgh, Pennsylvania 15213

We have audited the accompanying consolidated balance sheets of Wizzard Software Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Wizzard Software Corporation and subsidiaries as of December 31, 2007, 2006 and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with generally accepted accounting principles in the United States of America.

/s/Gregory & Associates, LLC

March 14, 2008

Salt Lake City, Utah

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ASSETS	December 31, 2007	December 31, 2006
CURRENT ASSETS:
Cash	$6,036,209	$2,685,068
Accounts receivable, net of $17,562 and $17,562 allowance for 2007 and 2006, respectively	874,058	371,636
Inventory, net of $0 and $50,366 allowance for 2007 and 2006, respectively	-	10,878
Prepaid expenses	24,143	47,487
Notes receivable	-	50,000
Total current assets	6,934,410	3,165,069

LEASED EQUIPMENT, net	75,916	107,880
PROPERTY AND EQUIPMENT, net	109,504	75,922
GOODWILL	20,724,986	945,795
OTHER ASSETS	4,757	3,582
Total assets	$27,849,573	$4,298,248

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$877,304	$337,758
Accrued expenses	356,341	376,776
Accrued acquisition costs – Webmayhem, PNPP	1,949,843	-
Capital lease - current portion	81,411	37,813
Notes payable – current portion	46,915	-
Deferred revenue	53,039	20,142
Total current liabilities	3,364,853	772,489
NOTES PAYABLE, less current portion	51,016	-
CAPITAL LEASE, less current portion	-	81,411
CONVERTIBLE NOTES PAYABLE, less current portion, net of discount of $482,158 and $2,267,400, respectively	1,687,554	107,600
Total liabilities	5,103,423	961,500
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,147 Series A cumulative, convertible, contingently redeemable, shares issued and outstanding with liquidation preferences	6	-
Common stock, $.001 par value, 100,000,000 shares authorized, 43,304,034 and 35,214,615 shares issued and outstanding, respectively	43,304	35,215
Additional paid-in capital	64,668,006	27,570,632
Accumulated deficit	(41,965,166)	(24,269,099)
Total stockholders' equity	22,746,150	3,336,748
Total liabilities and stockholders' equity	$27,849,573	$4,298,248

The accompanying notes are an integral part of these consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES COLSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2007	2006	2005
REVENUE
Software	$1,800,944	$813,514	$1,012,091
Healthcare	3,362,547	2,130,064	681,984
Total Revenue	5,163,491	2,943,578	1,694,075

COST OF GOODS SOLD
Software	1,415,824	529,342	495,045
Healthcare	2,184,964	1,350,121	495,960
Total Cost of Goods Sold	3,600,788	1,879,463	991,005
Gross Profit	1,562,703	1,064,115	703,070

OPERATING EXPENSES
Selling expenses	878,654	578,722	457,636
General and administrative	992,269	798,712	821,180
Salaries, wages and related expenses	2,397,802	1,114,411	879,675
Consulting fees	3,517,058	2,220,966	1,449,404
Consulting fees – related party	18,977	-	-
Research and development	210,397	76,150	69,089
Impairment of goodwill	-	289,670	1,191,967
Total Expenses	8,015,156	5,078,631	4,868,951
LOSS FROM OPERATIONS	(6,452,453)	(4,014,516)	(4,165,881)
OTHER INCOME (EXPENSE):
Loss on disposal of assets	-	-	(4,527)
Interest income	189,043	14,664	36,540
Extension of note payable	-	(382,500)	-
Extension and re-pricing of warrants	(2,021,228)	(332,002)	(294,258)
Interest expense	(1,921,826)	(183,421)	(1,533,906)
Interest expense – related party	-	(1,000)	(4,830)
Other income	10,397	105,052	-
Total Other Income (Expense)	(3,743,614)	(779,207)	(1,800,981)
LOSS BEFORE INCOME TAXES	(10,196,067)	(4,793,723)	(5,966,862)
CURRENT INCOME TAX EXPENSE	-	-	-
DEFERRED INCOME TAX EXPENSE	-	-	-
NET LOSS	$(10,196,067)	$(4,793,723)	$(5,966,862)

PREFERRED DIVIDENDS:
Dividends paid, and warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature of preferred stock analogous to a dividend	(7,734,548)	-	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(17,930,615)	$(4,793,723)	$(5,966,862)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.44)	$(0.14)	$(0.20)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	40,866,431	33,217,094	30,334,269

The accompanying notes are an integral part of these consolidated financial statements.

WIZZARD SOFTWARE CORPORATION STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31 2007, 2006 AND 2005

					Additional
	Common Stock		Preferred Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance at December 31, 2004	28,703,837	28,704	-	-	13,884,153	(13,508,514)

Acquisition of minority interest in Wizzard Delaware	865,893	866	-	-	1,191,101	-

Warrants issued in connection with convertible notes payable	-	-	-	-	825,816	-

Beneficial conversion feature on notes payable	-	-	-	-	574,184	-

Stock issued upon exercise of warrants	617,104	617	-	-	682,273	-

Stock issued upon conversion of notes payable and accrued interest	583,025	583	-	-	570,602	-

Stock issued to acquire Interim Healthcare of Wyoming Inc.	221,149	221	-	-	385,785	-

Stock issued for consulting services	813,527	814	-	-	1,465,433	-

Compensation for warrants which were re-priced	-	-	-	-	294,258	-

Stock issued upon exercise of options for services	107,177	107	-	-	202,642	-

Stock issued in payment of accrued expenses	27,605	28	-	-	47,404	-

Net loss for the year ended December 31, 2005	-	-	-	-	-	(5,966,862)

Balance at December 31, 2005	31,939,317	$31,940	-	$-	$20,123,651	$(19,475,376)

Stock issued for consulting services	850,728	851	-	-	1,454,833	-

Stock issued upon exercise of options for services	154,995	154	-	-	268,796	-

Stock issued upon exercise of warrants	1,024,356	1,024	-	-	1,204,634	-

Stock issued upon conversion of notes payable and accrued interest	824,504	825	-	-	991,891	-

Stock issued to acquire operations of Switchpod	145,715	146	-	-	249,226	-

Stock issued to acquire operations of Blastpodcast	27,500	28	-	-	40,473	-

Stock issued upon extension of notes payable	247,500	247	-	-	382,253

Compensation for warrants which were re-priced and terms extended	-	-	-	-	332,002	-

Fair Value of warrants issued with convertible notes payable	-	-	-	-	1,406,604	-

Beneficial conversion feature on notes payable	-	-	-	-	968,396	-

Compensation for vested stock options	-	-	-	-	147,873	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	(4,793,723)

Balance at December 31, 2006	35,214,615	$35,215	-	$-	$27,570,632	$(24,269,099)

The accompanying notes are an integral part of these financial statements.

See accompanying notes.
Stock issued for consulting services	840,691	840	-	-	2,216,784	-

Stock issued upon exercise of options for services	122,655	123	-	-	312,795	-

Stock issued upon exercise of warrants	630,701	631	-	-	676,688	-

Stock issued upon conversion of notes payable and accrued interest	239,781	240	-	-	479,322	-

Stock issued for acquisition of Webmayhem Inc.	5,326,320	5,326	-	-	16,293,213	-

Stock issued for purchase of operations of Professional Nursing Personnel Pool	245,099	245	-	-	624,755	-

Stock issued for achieved acquisition milestone of Interim Healthcare of Wyoming Inc.	11,909	12	-	-	36,906	-

Issuance of Convertible Series A Preferred Stock	-	-	7,500	7	6,709,993	-

Preferred dividend for the fair value of warrants issued with Convertible Series A Preferred Stock	-	-	-	-	2,912,700	(2,912,700)

Preferred dividend for the intrinsic value of the beneficial conversion feature on Convertible Series A Preferred Stock	-	-	-	-	4,587,300	(4,587,300)

Stock issued upon conversion of Series A Preferred Stock	672,263	672	(1,353)	(1)	24,709	-

Compensation for warrants which were re-priced and terms extended	-	-	-	-	2,021,228	-

Dividend on Series A Preferred Stock	-	-	-	-	(234,548)	-

Compensation for vested stock options	-	-	-	-	435,529	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	(10,196,067)

Balance at December 31, 2007	43,304,034	$43,304	6,147	$6	$64,668,006	$(41,965,166)

The accompanying notes are an integral part of these financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net loss	$(10,196,067)	$(4,793,723)	$(5,996,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	1,785,242	107,600	1,400,000
Compensation for re-pricing and extension of warrants	2,021,228	332,002	294,258
Compensation for extension of notes payable	-	382,500	-
Stock for non-cash expenses	2,530,543	1,724,636	1,668,966
Non-cash compensation for vested stock options	435,529	147,873	-
Impairment of goodwill	-	289,670	1,191,967
Loss on disposal of assets	-	-	1,743
Depreciation and amortization expense	77,942	71,956	44,889
Change in allowance for bad debt	-	(57,176)	(58,084)
Change in allowance for slow moving inventory	(8,469)	(11,314)	53,789
Change in assets and liabilities:
Accounts receivable	(347,074)	(15,081)	125,626
Inventory	19,347	17,314	17,158
Prepaid expenses	22,169	(20,974)	44,224
Accounts payable	153,628	122,805	27,601
Accrued expense	265,584	264,649	62,098
Deferred revenue	11,350	6,832	(26,203)
Net Cash Used in Operating Activities	(3,229,048)	(1,430,431)	(1,118,830)

Cash Flows from Investing Activities:
Proceeds from sale of property & equipment	-	-	3,000
Purchase of property & equipment	(42,412)	(9,810)	(18,776)
Acquisition of the operations of PNPP	(162,946)	-	-
Cash acquired in acquisitions	23,795	202	-
Acquisition of Interim Healthcare of Wyoming Inc.	-	-	(480,805)
Acquisition of Webmayhem Inc.	(350,000)	(50,000)	-
Net Cash Used in Investing Activities	(531,563)	(59,608)	(496,581)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	677,319	1,205,656	682,918
Proceeds from issuance of convertible note payable	-	2,375,000	1,400,000
Net Proceeds from the issuance of Series A Preferred Stock	6,710,000	-	-
Payments of stock offering cost	-	-	(8,433)
Dividend paid on preferred stock	(209,169)	-	-
Payments on capital lease	(37,801)	(35,250)	(10,423)
Payments on note payable	(28,597)	(239,576)	(25,076)
Net Cash Provided by Financing Activities	7,111,752	3,305,830	2,038,986

Net Increase (Decrease) in Cash	3,351,141	1,815,791	423,575
Cash at the Beginning of Period	2,685,068	869,277	445,702
Cash at the End of Period	$6,036,209	$2,685,068	$869,277

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$14,336	$14,938	$23,874
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:	For the Years Ended December 31,
	2007	2006	2005
Compensation for re-pricing and extension of warrants	2,021,228	332,002	294,258
Value of stock issued upon exercise of options for services	312,918	268,950	202,749
Value of stock issued to consultants	2,020,375	1,455,684	1,466,247
Value of stock issued to employee	197,250	-	-
Amortization of discount on notes payable	1,785,242	107,600	1,400,000
Compensation upon vesting of stock options granted	435,529	147,873	-
Value of stock issued upon conversion of notes payable and related accrued interest	479,562	992,716	571,185
Value of stock issued for acquisition of Webmayhem Inc.	16,298,539	-	-
Value of stock issued for acquisition of the operations of PNPP	625,000	-
Value of stock issued for minority interest in Wizzard Delaware	-	-	1,191,967
Value of stock issued for acquisition of the operations of Switchpod	-	249,372	-
Value of stock issued for acquisition of the operations of Blastpodcast	-	40,500	-
Value of stock issued for acquisition of Interim Healthcare of Wyoming Inc.	36,918	-	386,006
Value of stock issued for extension of notes payable	-	382,500	-
Value of stock issued in payment of accrued expenses	-	-	47,404

On July 12, 2006, we declared an 11 for 10 forward stock split for the shareholders of record on October 15, 2006, which was distributed on October 31, 2006.

During 2007, the company issued 672,263 shares upon conversion of 1,353 shares of Series A Preferred Stock and payment of $25,080 in dividend payable.

During 2007, the Company issued warrants valued at $2,912,700 and a beneficial conversion feature valued at $4,587,300, in connection with the issuance of Series A Convertible Preferred Stock.

During 2006, the Company issued Class A warrants valued at $731,853, Class B warrants valued at $674,751 in connection with convertible notes payable. These convertible notes payable also had a beneficial conversion feature valued at $968,396.

During 2005, the Company issued Class B warrants valued at $308,989, Class A warrants valued at $516,827 in connection with convertible notes payable. These convertible notes payable also had a beneficial conversion feature valued at $574,184.

The accompanying notes are an integral part of these financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Wizzard Software Corporation ["Parent"], a Colorado corporation, was organized on July 1, 1998.  The Company operates in two industry segments, Software and Healthcare.  The Software segment engages primarily in the development, sale, and service of custom and packaged computer software products, and podcast hosting and advertising services.  The Healthcare segment operates primarily in the home healthcare and healthcare staffing services in Wyoming and Montana.  On April 9, 2004, Parent organized Wizzard Merger Corp., a New York corporation, to acquire and dissolve into the operations of MedivoxRx Technologies, Inc., a New York corporation, in a transaction accounted for as a purchase.  On September 8, 2005, Parent purchased all of the issued and outstanding shares of Interim Healthcare of Wyoming, Inc. ["Interim"], a Wyoming corporation, in a transaction accounted for as a purchase.  On February 27, 2007, Parent organized Wizzard Acquisition Corp., a Pennsylvania corporation, to acquire and dissolve into the operations of Webmayhem, Inc. [Libsyn], a Pennsylvania corporation, in a transaction accounted for as a purchase.  Libsyn engages primarily in providing podcast hosting services.  On April 3, 2007, Interim purchased the operations of Professional Personnel, Inc., d.b.a., Professional Nursing Personnel Pool [“PNPP”].

Consolidation - The financial statements presented reflect the accounts of Parent, Libsyn and Interim.  Libsyn and the operations of PNPP are included from the date of purchase through December 31, 2007.  All significant inter-company transactions have been eliminated in consolidation.

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

Reclassification – The financial statements for the period ended prior to December 31, 2007 have been reclassified to conform to the headings and classifications used in the December 31, 2007 financial statements.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At December 31, 2007, the Company had cash balances of $5,744,793 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2007 and 2006, the Company has an allowance for doubtful accounts of $17,562 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2007, 2006 and 2005, the Company adjusted the allowance for bad debt by $0, $(57,176) and $(58,084), respectively.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Goodwill and Definite-life intangible assets - Goodwill represented the excess of costs over the fair value of the identifiable net assets of businesses acquired.  Definite-life intangible assets consist of website development cost, patents, trademarks, and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc.   The Company accounts for Goodwill and definite-life intangible assets in accordance with provisions of Statement of Financial Accounting Standards "SFAS" No. 142, "Goodwill and Other Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment.  SFAS No. 142 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Software Development Costs - We account for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet our internal needs in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed and Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. We have determined that technological feasibility for our products to be marketed to external users was reached shortly before the release of those products. As a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. In addition, costs incurred during the application development stage for software programs to be used solely to meet our internal needs were not material

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards "SFAS" No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 12).

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."  This statement requires an asset and liability approach for accounting for income taxes.(see Note 10)

Fair Value of Financial Instruments - The fair value of cash, accounts receivable, note receivable, accounts payable and notes payable are determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due to their short-term maturities.

Advertising Costs - Advertising costs are expensed as incurred and amounted to $304,305, $122,341 and $122,509 for the period ending December 31, 2007, 2006 and 2005, respectively.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  For packaged software products the Company offers a 30 day right of return.  Provisions are recorded for returns, concessions, and bad debts and at December 31, 2007 and 2006 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided. Such items are included in net revenues and amounted to $4,000, $ 26,974 and $16,250 at December 31, 2007, 2006 and 2005, respectively.

Healthcare - The Company recognizes revenue from the providing of healthcare services when the services are provided and collection is probable.

Podcast Hosting – Podcast hosting services are billed on a month to month basis.  The Company recognizes revenue from providing podcast hosting services when the services are provided and when collection is probable.

Podcast Advertising – The Company recognizes revenue from the insertion of advertisements in podcasts.  Revenue is recognized as the podcast with the advertisement is downloaded and collection is probable.

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs, which totals $210,397, $76,150 and $69,089 for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

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

During the periods presented in the accompanying financial statements, the Company has granted options under its 2005, 2006 and 2007 defined stock option plans. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R.  Under this transition method, compensation expense recognized during the twelve months ended December 31, 2006 included:  (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006 through December 31, 2006.  Non-cash compensation cost of $435,529 and $147,873 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the twelve months ended December 31, 2007 and 2006, respectively.  Non-cash compensation cost of $312,918, $268,950 and $202,749 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the twelve months ended December 31, 2007, 2006 and 2005.  In accordance with the modified-prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R.  Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would not have changed.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Enacted Accounting Standards – In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted FIN 48 beginning in fiscal year 2007 and the impact of the adoption was immaterial to the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, the Company will adopt SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The provisions of SFAS 159 became effective for the Company on January 1, 2008. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Accounting and Reporting of Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which will change the accounting for and reporting of business combination transactions and non-controlling interests in consolidated financial statements. SFAS 141R and SFAS 160 will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its consolidated financial position, cash flows, and results of operations.

NOTE 2 – ACQUISITION

On February 27, 2007, the Company acquired Webmayhem Inc.(d/b/a Liberated Syndication) pursuant to a plan of merger signed February 27, 2007.  The merger called for the Company to pay $350,000 and to issue 5,326,320 shares of “unregistered” and “restricted” shares of common stock valued at $16,298,539 for 100% of the outstanding stock of Webmayhem Inc.(d/b/a Liberated Syndication).  As part of the merger, the Company agreed to issue additional shares of common stock should Webmayhem achieve certain production and financial results.

Milestone 1 provided for the sellers to receive an additional 713,150 shares of common stock of the Company should Webmayhem obtain monthly podcast media files downloads greater than 66,546,810 and the number of unique IP addresses is at least 5,745,067 for two consecutive months from November 2007 to January 2008. As of December 31, 2007, the company recorded a liability $1,818,532 for Webmayhem attaining the milestone I based upon the closing market price of $2.55 at December 31, 2007.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION – continued

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

On April 3, 2007, the Company acquired the operations of Professional Personnel Inc. (Professional Nursing Personnel Pool, “PNPP”) The Purchase Agreement called for the Company to pay $150,000 in cash and to issue 245,099 of unregistered and restricted shares of common stock valued at $625,000 for certain assets and liabilities of Professional Personnel Inc. The Company further paid $12,946 in cost associated with the acquisition.

Wizzard agreed to issue an additional 6,537 “unregistered” and “restricted” shares of its common stock for every $100,000 in gross sales revenues generated by PNPP’s operations relating to the acquired assets, to the extent that such revenues exceed $1,400,000, up to a maximum of $2,000,000, during the calendar year ended December 31, 2007 (the “Milestone Shares”). As of December 31, 2007, the company recorded a liability $100,016 for the additional 39,222 shares of restricted common stock (at a closing market price of $2.55) to be issued for PNPP attaining the milestone.

Wizzard further agreed to employ Professional Personnel’s current office team of six employees for a minimum of 90 days and to make available an additional $50,000 worth of stock to be issued to such employees on terms similar to the issuance of the Milestone Shares.   Under the milestone, eighty percent of the incentive is to be paid in stock.  As of December 31, 2007, the company recorded a liability $31,295 for the additional 9,816 shares of restricted common stock (at a closing market price of $2.55) to be issued for PNPP attaining the milestone.

The following unaudited proforma information summarizes the estimated fair values of the assets acquired and the liabilities assumed:

	Webmayhem	PNPP
Cash	$23,795	$-
Accounts Receivable	80,335	75,013
Property Equipment	37,147	-
Accounts Payable	(385,919)	-
Accrued Liabilities	(24,588)	-
Deferred Revenue	(21,548)
Note Payable	(50,000)	(127,099)
Net liabilities assumed in excess of assets	(340,778)	(52,086)
Goodwill	16,991,648	837,700
Purchase price	$16,650,870	$785,614

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION – continued

The following unaudited proforma information summarizes the estimated results of operations as if the acquisitions had occurred at the beginning of the period presented:

For the Year Ended
December 31, 2007
Net revenue	$5,813,323
Cost of sales	4,057,167
Operating expenses	8,168,448
Other expense	(3,743,614)
Net loss	$(10,155,906)
Dividends paid, warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature of preferred stock analogous to a dividend	(7,734,548)
Net loss available to common shareholders	(17,890,454)

Basic and diluted loss per common share	$(.43)

Basic and diluted weighted average common shares outstanding	42,067,450

NOTE 3 - INVENTORY

The following is a summary of inventory at December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006
Raw materials	$-	$50,356
Finished goods	-	10,888
Less: Allowance for obsolete inventory	-	(50,366)
	$-	$10,878

During the years ended December 31, 2007 and 2006, the Company wrote off the remaining inventory against the allowance. During 2007 and 2006, the Company reduced the allowance by $8,469 and $11,324, respectively.

NOTE 4 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	December 31, 2007	December 31, 2006

Furniture, fixtures and equipment	2-10 yrs	$267,681	$177,833
Production molds	3 yrs	47,710	47,710
Software	2-5 yrs	11,964	11,964
		327,355	237,507
Less: Accumulated depreciation		(217,851)	(161,585)
Property & equipment, net		$109,504	$75,922

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $45,978, $39,992 and 37,640, respectively. Certain equipment is held as collateral on notes payable..

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY & EQUIPMENT – continued

The following is a summary of leased equipment at:

	Life	December 31, 2007	December 31, 2006

Leased equipment	5.25 yrs	$223,750	$223,750
Less: Accumulated depreciation		(147,834)	(115,870)
Leased equipment, net		$75,916	$107,880

Amortization expense for the year ended December 31, 2007, 2006, and 2005 was $31,964, $31,964 and $7,249, respectively. The equipment is held as collateral on the underlying lease.

NOTE 5 - GOODWILL / DEFINITE-LIFE INTANGIBLES ASSETS

Intangible Assets - Definite-life intangible assets consist of website development cost, patents, trademarks, and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc. The Company classifies its intangible assets as definite-life intangible assets and are fully amortized.

Goodwill - The following is a summary of goodwill:

	For the Years Ended December 31,
	2007	2006

Goodwill at beginning of period	$945,795	$896,570

Acquisition of Switchpod	-	249,170

Acquisition of Blastpodcast	-	40,500

Goodwill from acquisition of Webmayhem Inc.	18,810,180	-

Goodwill from acquisition of PNPP	969,011	-

Milestone payment in connection with the acquisition of Interim	-	49,225

Impairment of goodwill	-	(289,670)

Goodwill at end of period	$20,724,986	$945,795

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - GOODWILL / DEFINITE-LIFE INTANGIBLES ASSETS – continued

On September 8, 2005, the Company recorded goodwill of $896,570 in connection with the acquisition of Interim HealthCare of Wyoming.  On December 31, 2006, the company recorded additional goodwill of $49,225 in connection with the Phase I Incentives.

On July 12, 2006, the Company recorded goodwill of $204,370 in connection with the purchase of the operations of Switchpod Technology.  The purchase price of $204,572 exceeded the $202 of cash acquired.  On December 31, 2006, the company recorded additional goodwill of $44,800 upon issuance of 20,000 shares of common stock. The goodwill was impaired during 2006

On September 8, 2006, the Company recorded goodwill of $40,500 in connection with the purchase of the operations of Blastpodcast Inc. The goodwill was impaired during 2006.

On March 1, 2007, the Company recorded goodwill of $16,991,648 in connection with the acquisition of Webmayhem Inc. as the assumption of liabilities exceeded assets by $340,778 plus the purchase price of $16,650,870.  On December 31, 2007, the company recorded additional goodwill of $1,818,532 in connection with achieving certain productions results of Milestone I, in connection with contingent purchase consideration.

On April 3, 2007, the Company recorded goodwill of $837,700 in connection with the purchase of the operations of PNPP as the assumption of liabilities exceeded assets by $52,086 plus the purchase price of $785,614.  On December 31, 2007, the company recorded additional goodwill of $131,311 in connection with achieving certain financial results and meeting the contingent purchase price contingency.

Impairment - During 2007 and 2006, the Company performed its annual test of impairment of goodwill and intangible assets by comparing the net carrying value including goodwill of the assets with the present value of future cashflows. Fair value was estimated using the expected present value of discounted future cash flows of the businesses within Wizzard Software Corporation.  When making these estimates, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from those estimated.

The result of the annual impairment test for Interim Healthcare of Wyoming Inc. indicated that the carrying value of goodwill in 2007 did not exceed their implied fair value, and an impairment charge was not recorded in the consolidated statement of operations.

Also, the Company retained the services of an external firm to complete an estimate of the fair value of the business as it relates to the goodwill associated with the acquisition of Webmayhem Inc.  The external firm performed an analysis of the business enterprises fair value as of October 1, 2007.  The external firm estimated the fair value of Webmayhem, Inc. based on the application of the Comparable Transaction Method to be approximately $24,900,000, thus no impairment of goodwill was recorded on the goodwill recorded in connection with the acquisition of Webmayhem Inc.

The result of the annual impairment test indicated that the carrying value in 2006 of $289,670 in goodwill exceeded their implied fair value, and an impairment charge was recorded in the consolidated statement of operations. The goodwill impaired for 2006 relates to the acquisitions of Switchpod Technology and Blastpodcast.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE

On October 27, 2006, the Company closed a Subscription Agreement by which three institutional investors purchased a) a 5% convertible notes payable having a total principal amount of $2,375,000, convertible into  common shares of the Company at $2.00 per share and maturing April 27, 2008; b) Class A Warrants to purchase a total of 593,750 shares of common stock, at $2.50 per share, exercisable for three years, and c)Class B Warrants to purchase a total of 1,187,500 shares of common stock at $2.00 per share, exercisable until 180 days after the effective date of the Registration Statement. As the conversion price for the note was below the fair value of the common stock on the date issued, the Company recorded a discount on the note for beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5. The fair value of the beneficial conversion feature was reduced so that the discount resulting from the fair value of the beneficial conversion feature of the warrants does not exceed the $2,375,000 proceed received from the subscription.  The $2,375,000 discount is being amortized as interest expense over the term of the note. As of December 31, 2007 and 2006, the Company has amortized $1,785,242 and  $107,600 of the discount, respectively,  with the remaining $482,158 and $2,267,400 unamortized discount, respectively, being offset against the outstanding balance of the note in the accompanying balance sheet.

The Class A Warrants and Class B Warrants were valued using the Black-Scholes pricing model using the following weighted average assumptions 77.19% volatility, 1.33 years expected life, 5.08% risk free interest rate and expected dividend yield of zero.

NOTE 7 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of December 31, 2007 and 2006, the Company had 6,147 and 0 Series A Preferred shares issued and outstanding, respectively. The Series A Preferred shares have no voting rights, with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Preferred shares dividend and any damages are convertible into common shares at $2.05 per common shares.

Holders of the Preferred Stock will be entitled to receive cumulative dividends of 7% per annum for the first two years after issuance of the Preferred Stock and 18% per annum thereafter, payable on January 1 and July 1, beginning on January 1, 2008.

Holders of the Preferred stock can require the Company to redeem the preferred shares for cash upon the occurrence of certain future events.  The holder of the preferred shares can further require the Company to redeem the preferred shares for common shares upon the occurrence of certain future events.  Management of the company considered the accounting requirement of SFAS 133 and EITF 00-19 and determined that the events requiring cash redemption are within the control of the Company and recorded the preferred shares as equity.

On July 6, 2007, the Company closed a Subscription Agreement by which two institutional investors purchased a) 7,500 shares of Series A 7% Convertible Preferred Stock, par value $.001, for a total amount of $7,500,000, convertible into common shares of the Company at $2.05 per share, dividend payable semi-annual on January 1st and July 1st, and; b) Warrants to purchase a total of 1,829,268 shares of common stock, at $2.85 per share, exercisable for five years. The Warrants were valued using the Black-Scholes pricing model using the following weighted average assumptions 74.88% volatility, 5 years expected life, 4.90% risk free interest rate and expected dividend yield of zero. The fair value of the beneficial conversion feature was reduced so that the discount resulting from the fair value of the warrants and beneficial conversion feature of the Series A Preferred Shares does not exceed  the $7,500,000 proceeds received from the subscription.  The discount resulting from the Fair Value of the Warrants of $2,912,700 and the beneficial conversion feature valued at $4,587,300, in connection with the issuance of Series A Convertible Preferred Stock was recorded as a preferred dividend.

On December 31, 2007 the Company recorded a 7% dividend totaling $234,548 on outstanding Series A Preferred Stock as of December 31, 2007.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK – continued

Common Stock - The Company has authorized 100,000,000 shares of common stock, $0.001 par value. As of December 31, 2007 and 2006, 40,304,034 and 35,214,615 shares were issued and outstanding, respectively.

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

During September 2005, the Company issued 221,149 shares of common stock in connection with the acquisition of Interim Healthcare of Wyoming, Inc.

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

NOTE 7 - CAPITAL STOCK – continued

On April 20, 2006, the Company issued 45,100 common shares upon the exercise of options valued at $75,850 to employees and non-employees for services rendered.

On May 12, 2006, the Company issued 513,334 common shares upon the exercise of warrants at $1.09 per share.

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

On July 12, 2006, the Company issued 125,714 restricted common shares valued at $204,572 to acquire the operations of Switchpod, where in, the Company acquired $202 in cash and $204,370 in goodwill.

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

NOTE 7 - CAPITAL STOCK – continued

On December 8, 2006, the Company issued 20,036 common shares in payment of a $22,000 note payable and $1,042 of accrued interest.

On December 19, 2006, the Company issued 72,907 common shares in payment of an $80,000 note payable and $3,843 of accrued interest.

On December 27, 2006, the Company issued 27,500 restricted common shares valued at $40,500 to acquire the operations of Blastpodcast, where in, the Company recorded $40,500 in goodwill.

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

On April 3, 2007 and April 10, 2007, the Company issued a total of 245,099 restricted common shares valued at $625,000 to acquire the operations of Professional Nursing Personnel Pool.

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

NOTE 7 - CAPITAL STOCK - continued

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

On October 4, 2007, the Company issued 620,310 common shares upon conversion of 1,250 shares of Series A Preferred Stock and $21,634 of accrued dividend at $2.05 per share.

On October 16, 2007, the Company issued 6,000 common shares upon the exercise of options valued at $15,660 to a consultant for services rendered.

On October 16, 2007, the Company issued 5,000 restricted common shares valued at $13,050 for consulting services.

On October 16, 2007, the Company issued 32,564 common shares in payment of a $62,500 note payable and $2,628 of accrued interest.

On October 22, 2007, the Company issued 20,975 common shares in payment of a $40,000 note payable and $1,950 of accrued interest.

On October 22, 2007, the Company issued 100,000 restricted common shares valued at $255,000 for consulting services.

On November 5, 2007, the Company issued 70,912 common shares in payment of a $135,000 note payable and $6,824 of accrued interest.

On November 21, 2007, the Company issued 2,000 common shares upon the exercise of options valued at $5,500 to a consultant for services rendered.

On December 14, 2007, the Company issued 20,000 common shares in payment of a $30,450 note payable and $9,550 of accrued interest.

On December 21, 2007, the Company issued 20,000 common shares in payment of a $40,000 note payable.

On December 31, 2007, the Company issued 51,953 common shares upon conversion of 103 shares of Series A Preferred Stock and $3,505 of accrued dividend at $2.05 per share.

On April 19, 2007, April 27, 2007, June 14, 2007 and June 15, 2007, the Company issued 10,000, 16,500, 21,833 and 73,530 common shares, respectively, upon the exercise of warrants at $1.36 per share.

On May 9, 2007, the Company issued 153,197 common shares, upon the exercise of warrants at $1.25 per share.

On June 19, 2007 the Company issued 109, 176 common shares in connection with a net share settlement of 219,803 warrants at $1.36 per share.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

During the 2007, the Company entered into three separate exclusive advertising agreements including an agreement with Survival Spanish, a top 10 (as ranked in iTunes) Education podcaster, whereby the podcaster agreed to provide Wizzard exclusivity to his shows for advertising for six months.  Survival Spanish is owned by David Spencer.  David Spencer is a sibling of the CEO of the Company.  During 2007, payments were made to Mr. Spencer totaling $18,977.

During 2007, 2006 and 2005, the Company paid $57,000, $57,000 and $14,250, respectfully, for the lease of additional office space in Casper, Wyoming from a shareholder and the former owner / employee of Interim Healthcare of Wyoming, Inc.

NOTE 9 - STOCK OPTIONS & WARRANTS

2007 Key Employee Stock Option Plan - During 2007, the Board of Directors adopted a 2007 Key Employee Stock Option Plan ("2007 Key Employee Plan").  Under the terms and conditions of the 2007 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Key Employee Plan may not exceed 200,000.  At December 31, 2007, no options were available to be granted under the 2007 Key Employee Plan.  During the year ended December 31, 2007, the Company granted 200,000 options.

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan").  Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000.  At December 31, 2007, 9,745 options were available to be granted under the 2007 Plan.  During the year ended December 31, 2007, the Company granted 190,255 options.

2006 Stock Option Plan - During 2006, the Board of Directors adopted a Stock Option Plan ("2006 Plan").  Under the terms and conditions of the 2006 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2006 Plan may not exceed 137,500.  At December 31, 2007, no options were available to be granted under the 2006 Plan.  During the years ended December 31, 2007 and 2006, the Company granted 0 and 137,500 options, respectively.

2005 Stock Option Plan - During 2005, the Board of Directors adopted a Stock Option Plan ("2005 Plan").  Under the terms and conditions of the 2005 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2005 Plan may not exceed 220,000.  At December 31, 2007, total options available to be granted under the 2005 Plan totaled 95.  During the years ended December 31, 2007 and 2006, the Company granted 19,700 and 154,995 options, respectively.

2004 Stock Option Plan - During 2004, the Board of Directors adopted a Stock Option Plan ("2004 Plan").  Under the terms and conditions of the 2004 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2004 Plan may not exceed 220,000.  At December 31, 2007, total options available to be granted under the 2004 Plan totaled 100.  During the years ended December 31, 2007 and 2006, the Company granted 1000 and 0 options, respectively, which were immediately exercised for services valued at $2,700 and $0, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS AND WARRANTS - continued

2002 Stock Option Plan - During 2002, the Board of Directors adopted a Stock Option Plan ("2002 Plan").  Under the terms and conditions of the 2002 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2002 Plan may not exceed 1,1000,000.  At December 31, 2007, total options available to be granted under the 2002 Plan totaled 19.  During the years ended December 31, 2007 and 2006, the Company granted 1700 and 0 options, respectively, which were immediately exercised for services valued at $4,590 and $0, respectively.

The fair value of option grants during the years ended December 31, 2007 and 2006 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Dividend yield	0%	0%
Expected life	3 yrs	10 yrs
Expected volatility	74.28%	94.9%
Risk-free interest rate	4.7%	4.86%

A summary of the status of options granted at December 31, 2007, and changes during the period then ended are as follows:

	For the Year Ended December 31, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	137,500	$1.59	9.4 years	$185,625
Granted	412,655	1.61	5.1 years	312,918
Exercised	(122,655)	-	-	312,918
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	427,500	2.06	7.5 years	207,600
Vested and expected to vest in the future	427,500	2.06	7.5 years	207,600
Exercisable at end of period	387,500	2.00	8.0 years	212,200
Weighted average fair value of options granted	427,500	$2.06	7.5 years	$207,600

The Company had 115,500 non-vested options at the beginning of 2006 with a weighted average price of $1.59 per share.  At December 31, 2007 the Company had 40,000 non-vested options at the weighted average price of $2.67 resulting in an unrecognized compensation expense of $27,444, which will be expensed through the third quarter of 2008.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $312,918, $268,950 and $202,749 respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2007, 2006 and 2005 (for outstanding options), less the applicable exercise price.

During 2007, 2006 and 2005, the company recorded $435,528, $147,873 and $0 of non-cash compensation expense related to the vested stock options issued to employees.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS AND WARRANTS - continued

December 31, 2007, 2006 and 2005 the company recorded non-cash compensation cost of $312,918, $268,950 and $202,749 for vested and exercised options issued to employees and consultants.

A summary of the status of the warrants granted is presented below for the twelve months ended:

	December 31, 2007		December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,193,331	$2.05	1,923,105	$1.79
Granted	1,829,268	2.85	2,294,583	2.19
Exercised	(630,701)	1.07	(1,024,357)	1.18
Forfeited	(110,627)	1.36	-	-
Expired	(157,420)	3.41	-	-
Outstanding at end of period	4,123,851	$2.42	3,193,331	$2.05

During December 2005, the Company re-priced 513,334 of the Class B warrants issued in connection with the $1,400,000 subscription agreement from an exercise price of $1.36 to $1.15 and recorded $163,333 in additional compensation expense. The warrants were immediately exercised.  The Company extended the life of the remaining 513,334 Class B warrants one year and recorded compensation expense of $130,925.

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

During 2006, The Company issued Class A warrants valued at $731,853, Class B warrants valued at $674,751 in connection with convertible$2,375,000 notes payable. These convertible notes payable also had a beneficial conversion feature valued at $968,396.

On February 8, 2007, the Company recorded $269,472 of compensation expense related to the extension of certain warrants.

During February 2007, the Company extended the expiration of 366,666 warrants from February 8, 2007 to June 14, 2007 and recorded $420,138 in compensation expense.

During July 2007, the Company re-priced 593,750 warrants from an exercise price of $2.50 to $2.05 and recorded $105,413 in compensation expense.

During November 2007, the Company extended the expiration of 500,000 warrants from November 20, 2007 to November 20, 2008 and recorded $1,226,204 in compensation expense.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At December 31, 2007 and 2006, the total of all deferred tax assets was $10,982,609 and $8,165,780, respectively, and the total of the deferred tax liabilities was $480,592 and $63,573, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $10,497,688 and $8,097,878 for the years ended December 31, 2007 and 2006.  The change in the valuation allowance for the year ended December 31, 2007 and 2006 was $2,399,810 and $1,621,772, respectively.

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2007, 2006 and 2005 consist of the following:

	For the Years Ended December 31,
	2007	2006		2005
Current tax expense:			$
Federal	$-	-		-
State	-	-		-
Current tax expense	-	-		-

Deferred tax expense (benefit):
Allowance for doubtful accounts	-	12,393		(18,364)
Bonus accrual	(22,642)	(2,163)		-
Commission accrual	(11,625)	-		-
Vacation accrual	(8,073)	(4,994)		(6,256)
Goodwill – impaired	-	(110,800)		(455,932)
Non-cash compensation – options	(166,592)	(56,562)		-
Stock compensation	(75,449)	-		-
Goodwill – tax amortization	417,019	36,797		20,109
Net operating loss carryforward	(2,532,448)	(1,496,443)		(1,175,801)
Valuation allowance	2,399,810	1,621,772		1,636,244
	-	-		-
Income tax expense	$-	$-		$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES - continued

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows:

	December 31,
	2007	2006	2005
Current deferred tax assets:
Computed tax at the expected statutory rate	$(3,466,663)	$(1,629,864)	$(2,028,733)
State and local income taxes, net of federal	(448,131)	(215,918)	(257,297)
Non-deductible compensation for modification of warrants	773,128	126,992	112,555
Amortization of discount on convertible notes payable for the beneficial conversion feature, and warrants	682,862	41,157	535,506
Other non-deductible expenses	46,739	49495	-
Change in valuation allowance	2,399,810	1,621,772	1,636,244
Income tax expense	$-	$-	$-

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at December 31, 2007 and 2006:

	December 31,
	2007	2006
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$5,971	$5,971
Bonus accrual	24,805	2,163
Commission accrual	11,625	-
Vacation accrual	19,323	11,250
Valuation allowance	(61,724)	(19,384)
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):
Excess of impaired goodwill for book purposes over tax	766,755	766,755
Non-cash compensation – options	230,467	63,875
Stock compensation	75,449	-
Excess of goodwill amortization for tax over book	(480,592)	(63,573)
Net operating loss carryforward	9,843,885	7,311,437
Valuation allowance	(10,435,964)	(8,078,494)
Total long-term deferred tax assets (liabilities)	-	-
	$-	$-

The Company has available at December 31, 2007 operating loss carryforwards of approximately $20,250,000 which may be applied against future taxable income and which expires in various years through 2027.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LEASES

Capital Lease - The Company is leasing equipment on a 63-month capital lease terminating in August 2008. Monthly payments of $3,750 began in June 2003 and a payment of $54,688 is due at termination if the Company elects to purchase the equipment. At December 31, 2007, the Company had recorded equipment on capital lease at $223,750 with related accumulated depreciation of $147,834. During the year ended December 31, 2007, 2006 and 2005, depreciation expense for equipment on capital lease amounted to $31,964, $31,964 and $7,249, respectively, and has been included in depreciation expense.  During the year ended December 31, 2007, 2006 and 2005, interest expense on capital lease obligation amounted to $7,187, $9,750 and $3,789, respectively.

Future minimum capital lease payments are as follows for the twelve-month periods ended December 31:

December 31,
2007

2008	84,688
Total minimum lease payments	84,688
Less amount representing interest	(3,277)
Present value of minimum lease payments	81,411
Less current portion	(26,723)
$54,688

Operating Lease - The Company leases office space, in Pittsburgh, Pennsylvania, on a month to month basis for of $4,033 a month. The Company leases additional office space in Casper, Wyoming from the former owner of Interim Healthcare of Wyoming, Inc. and current shareholder, on a month to month basis for $4,750 a month.  The Company leases space in Douglas Wyoming, on a month to month basis for $120 a month.  The Company further leases space Billings, Montana on a month to month basis for of $671 a month.

Lease expense charged to operations was $111,579, $103,128 and $75,340 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 12 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the years ended December 31,:

	2007	2006	2005
Loss from continuing operations available to common shareholders (numerator)	$(10,196,067)	$(4,793,723)	$(5,966,862)
Preferred dividends paid, warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature analogous to a dividend	(7,734,548)	-	-
Loss available to common shareholders (numerator)	(17,930,615)	(4,793,723)	(5,966,862)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	40,866,431	33,217,094	30,334,269

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LOSS PER SHARE – continued

At December 31, 2007, the Company had 427,500 options to purchase common stock of the Company at $1.59 to $2.89 per share, and 4,123,851 warrants outstanding to purchase common stock of the Company at $2.00 to $2.85 per share and a convertible note payable wherein the holder could convert the note into a minimum of 1,084,856 shares of common stock and 6,147 shares of Series A Preferred convertible into common stock at $2.05 per share wherein the holder could convert the shares into a minimum of 2,998,536 shares of common stock; which were not included in the loss per share computation because their effect would be anti-dilutive. See Note 16 for subsequent issuances of common stock and common stock equivalents.  The Company may be obligated to issue additional shares in connection with the acquisitions of Switchpod Technology and Webmayhem Inc. (See Note 14).

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

NOTE 13 - CONCENTRATION OF REVENUES

During the years ended December 31, 2007, 2006 and 2005, 11%, 17% and 33%, respectively, of the Company's revenue was derived from the sale of AT&T's OEM Natural Voices desktop products.

During the years ended December 31, 2007, 2006 and 2005, 4%, 9% and 24%, respectively, of the Company's revenue was derived from the sale of IBM's OEM ViaVoice desktop products.

NOTE 14 - COMMITMENTS & CONTINGENCIES

The Company is from time to time involved in routine legal and administrative proceedings and claims of various types.  While any proceedings or claim contains an element of uncertainty, Management does not expect a material impact on our results of operations or financial position.

Agreements  In connection with the agreement with AT&T to sell AT&T's OEM Natural Voices desktop product licenses, the Company is required to make minimum purchases of $125,000 per each six month period beginning July 2007 through June 2008.

In connection with the agreement with IBM to sell IBM's OEM ViaVoice desktop products licenses, the Company is required to make minimum purchases of $15,000 per quarter beginning July 2007 through June 2009.

Remaining Contingent Consideration for the Acquisition of the operations of Switchpod Technology   As part of the Switchpod acquisition, the Company agreed to issue additional shares of common stock upon Switchpod obtaining certain milestones. The second incentive would include the seller to receive an additional 12,500 “unregistered” and “restricted” common shares per month up to a maximum of 200,000 common shares, if during the second year following the completion of the acquisition, Switchpod delivers 1,000,000 podcast downloads per month in excess of the number of podcast downloads per month as of May 31, 2007 or 5,000,000 podcast downloads per month.  Switchpod did not attain the milestone during 2007.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS & CONTINGENCIES - continued

Remaining Contingent Consideration for the Acquisition of Webmayhem, Inc. As part of the merger, the Company agreed to issue additional shares of common stock upon Webmayhem achieving certain production and financial results.

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

NOTE 15 - SEGMENT REPORTING

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

The following is a summary of the Company's operations by segment for the years ended December 31, 2007, 2006 and 2005 (in 000”s):

	2007			2006			2005
	Soft-ware	Health care	Total	Soft-ware	Health care	Total	Soft-ware	Health care	Total
Net revenues	$1,801	$3,363	$5,164	$813	$2,130	$2,943	$1,012	$682	$1,694
Cost of sales	1,416	2,185	3,601	529	1,350	1,879	495	496	991
General and administrative	6,094	832	6,926	3,510	624	4,134	931	2220	3,151
Selling	752	127	879	363	216	579	184	274	458
Research and development	210	-	210	75	1	76	59	10	69
Compensation for re-pricing/extension of warrants	2,021	-	2,021	715	-	715	294	-	294
Impairment of goodwill	-	-	-	289	-	289	1,192	-	1,192
Other income	185	14	199	82	38	120	-	36	36
Interest expense	1,908	14	1,922	175	10	185	1,519	19	1,538
Loss on disposal of assets	-	-	-	-	-		4	-	4

Net income (loss)	$(10,415)	$219	$(10,196)	$(4,761)	$(33)	$(4,794)	$(3,666)	$(2,301)	$(5,967)

Total assets	25,808	2,041	25,808	3,618	680	4,298	1,747	611	2,358
Depreciation expense	31	47	68	20	52	72	20	25	45

Of the Company’s net revenue, for the years ended December 31, 2007, 2006 and 2005, $256,137, $332,481 and $356,179, respectively, were from foreign based companies.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT REPORTING - continued

The following is a summary of the Company’s revenue by region:

	2007	2006	2005
Regions
North America	$4,918,873	$2,649,505	$1,424,439
South America	18,488	11,338	5,990
Europe	201,840	266,799	253,036
Asia	24,290	15,936	10,610
Africa	-	-	-
Total	$5,163,491	$2,943,578	$1,694,075

NOTE 16 – QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table set forth unaudited financial information on a quarterly basis for each of the last two years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2007	RESTATED		RESTATED
Revenues	$725,926	$1,428,097	$1,468,476	$1,540,992	$5,163,491
Gross profit	257,333	402,695	463,341	439,334	1,562,703
Operating loss	(1,625,080)	(2,701,443)	(1,327,045)	(798,885)	(6,452,453)
Net loss	(1,794,129)	(2,866,308)	(2,361,302)	(3,174,328)	(10,196,067)
Preferred dividends paid, warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature analogous to a dividend	-	-	(7,500,000)	(234,548)	(7,734,548)
Net loss available to common shareholders	(1,794,129)	(2,866,308)	(9,861,302)	(3,408,876)	(17,930,615)
Basic and diluted loss per share	(0.05)	(0.07)	(0.24)	(0.08)	(0.44)

2006
Revenues	602,391	782,046	819,590	739,551	2,943,578
Gross profit	224,853	334,346	354,915	150,001	1,064,115
Operating income	(548,780)	(1,093,673)	(1,252,644)	(1,451,421)	(4,346,518)
Net loss	(558,199)	(1,388,255)	(1,264,522)	(1,582,747)	(4,793,723)
Basic and diluted loss per share	(0.02)	(0.04)	(0.04)	(0.04)	(0.14)

The first quarter was restated due a calculation error in determining the amount of non-cash expense for the extension of warrants on February 8, 2007.  The effect on the financial statements increased interest expense and loss $420,138 for the three months ended March 31, 2007. The restatement increased the stated net loss per share from $(0.04) per share to $(0.05) per share for the three months ended March 31, 2007.

The third quarter was restated increasing the loss available to common shareholders for the $7,500,000 non-cash dividend on preferred stock for the preferred shares beneficial conversion feature and warrants issued in connection with the preferred stock subscription agreement. The effect on the financial statements was to increase the net loss available to common shareholders by $7,500,000 for the three months ended September 30, 2007, and increased the net loss per common share from $(0.06) to $(0.24) per share.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SUBSEQUENT EVENTS

On January 20, 2008, the Company purchased the operations of Skip Fredricks and iClipx.  The purchase agreement called for the Company to issue 200,000 shares of “restricted” shares of common stock with the possible additional issuance of shares of common stock upon iClipx achieving certain financial results.

On January 21, 2008, the Board of Directors approved the 2008 Stock Option Plan which is intended to promote the interests of the Company by providing eligible persons with the opportunity to acquire or increase their proprietary interest in the Corporation.

On January 31, 2008, the Company issued 200,000 share of unregistered and restricted common stock valued at $512,000 for investor relation services.

On January 31, 2008, the Company issued 50,000 common shares in payment of a $100,000 convertible note payable.

On February 4, 2008, the Company issued 13,296 common shares in payment of a $25,000 convertible note payable and $1,592 of accrued interest.

On February 5, 2008, the Company issued 5,403 common shares upon conversion of 11 shares of Series A Convertible Preferred Stock and $77 of accrued dividend at $2.05 per share.

On February 27, 2008, the Company issued 49,000 common shares upon the exercise of options valued at $134,750 to consultants for services rendered.

On February 27, 2008, the Company issued 5,000 restricted common shares valued at $13,750 for consulting services.

On March 14, 2008 the Company issued 400,000 warrants with an exercise price of 2.85 per share, expiring April 14, 2011, to extend the maturity date of the $2,375,000 convertible note payable to April 27, 2009 and recorded interest expense of $367,780.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None; not applicable

Item 9A. Controls and Procedures

Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2007, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2007 at the above-described reasonable assurance level.

Internal Control over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error, and the risk of fraud. The projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies may deteriorate. Because of these limitations, there can be no assurance that any system of internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management identified  the following material weakness, as of December 31, 2007.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management determined that its policies and procedures to insure the accuracy of the valuation and appropriately recording of compensation for the issuance of stock based compensation and the extension of the life of warrants were inadequate to ensure the valuation and accuracy of recording compensation. As a result, the Company’s equity and net loss was understated by $420,138 on the statement of operations in its preliminary fiscal 2007 consolidated financial statements. The material weakness resulted in reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.  The material misstatement resulted from not having a procedure in place to independently review the calculation of stock based compensation and the extension of warrants. During 2008, the Company has implement the control procedure to have the compensation calculation for stock based compensation and the extension of the life of warrants reviewed by an individual, with adequate accounting expertise, and independent of the preparer of the original calculation.

Gregory & Associates, LLC [Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Wizzard Software Corporation.

We have audited Wizzard Software Corporation and Subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wizzard Software Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified: It was determined that its policies and procedures over the recording of stock based compensation and for the extension of the life of warrants were inadequate to ensure the appropriate valuation and accuracy of recording expense. As a result, misstatements existed in the Company’s equity and statement of operations in its preliminary fiscal 2007 consolidated financial statements. The material weakness resulted in reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wizzard Software Corporation and Subsidiaries, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005, and our report dated March 13, 2008, expressed an unqualified opinion thereon.

March 14, 2008

Salt Lake City, Utah

Item 9B. Other Information

     None; not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;

Identification of Directors and Executive Officers.

The following table sets forth the names of all of our current directors and executive officers.  These persons will serve until the next annual meeting of our stockholders or until their successors are elected or appointed and qualified, or their prior resignations or terminations.

Date of

Date of

Positions

Election or

Termination

Name

Held

Designation

or Designation

----

-----------------------

 -----------

--------------

Christopher J.

Director and President

2/07/01

(1)

Spencer

Chief Executive Officer

1/29/07

(1)

Armen Geronian

Director

2/07/01

(3)

Chief Technical

Officer

1/29/07

(1)

John Busshaus

Chief Financial

Officer

1/29/07

(1)

David Mansueto

Director

3/16/07

(1)

Denis Yevstifeyev

Director

10/3/07

(1)

J. Gregory Smith

Director

10/3/07

(1)

Douglas Polinsky

Director

10/3/07

(1)

Gordon Berry

Director

2/07/01

(3)

Alan Costilo

Director

6/04/01

(2)

     (1)

Presently serving in these capacities.

     (2)

Mr. Costilo resigned as a director as a condition to closing of our acquisition of Webmayhem, Inc., on March 16, 2007.

(3)

Mr. Berry and Mr. Geronian resigned on October 3, 2007 as directors in order to meet the requirements for listing on the American Stock Exchange.

Christopher J. Spencer, Chairman, President and Chief Executive Officer.

Mr. Spencer has served as our Chief Executive Officer, President and as a director of Wizzard since February 7, 2001, and of our subsidiary, Wizzard Delaware, since its formation in 1995.  Mr. Spencer has been responsible for our overall direction since our inception and has been instrumental in leading us to our current position in the speech recognition industry.  In an online poll conducted by Speech Technology magazine, Mr. Spencer was recognized as one of 20 top visionaries in the speech recognition industry.  The poll was targeted to the speech recognition professionals who read the magazine; poll responses were monitored to ensure that employees of a nominee's company could not vote for that nominee. Through Mr. Spencer's efforts, we have successfully obtained financing of approximately $23 million to date.

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

Mr. Spencer attended West Virginia University from 1987 to 1989.

Armen Geronian, Chief Technical Officer.

Mr. Geronian, co-founded, has served as Chief Technical Officer, Assistant Secretary, and a director of Wizzard Delaware since its inception and of Wizzard since February 7, 2001 until his resignation of October 3, 2007.  Mr. Geronian is responsible for all of our technical decisions regarding the software code and other attributes of our products and services.

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

From 1988 to 1993, Mr. Busshaus worked for JC Penney as Senior Auditor, and was responsible for setting the annual audit plans with the Senior Management team of Eckerd Drug, a wholly owned subsidiary of JC Penney.  Mr. Busshaus lead efforts in the identification of material weaknesses in accounting controls and procedures, which allowed Management to make changes to ensure more proper controls and procedures where in place to insure expenses were for legitimate business purposes.

Mr. Busshaus graduated Magna Cum Laude from Clarion University in 1985 and began his career with Ernst and Young.  Mr. Busshaus earned his CPA while with Ernst and Young and worked on multiple engagements in various industries during his three year tenure.

David Mansueto, Director.

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

In 1995, Mr. Mansueto was employed at Blue House Productions, a Washington D.C. based music studio.

Douglas M. Polinsky - Director

Douglas Polinsky serves as the President of Great North Capital Corp., a Minnesota-based financial services company he founded in 1995.  Great North advises corporate clients on capital format and other transaction-related financial matters.

Mr. Polinsky earned a Bachelor of Science degree in Hotel Administration at the University of Nevada at Las Vegas.

J. Gregory Smith - Director

Greg Smith is an award-winning producer and entrepreneur with over 10 years of experience in Non-Fiction Television.  In 2000, Mr. Smith established The Solution Film Group, LLC and acts as the Company’s President.  Mr. Smith provides professional production and editorial support for various forms of non-fiction television entertainment, including the direction of media projects from development through production and post-production.  His clients include Discovery Channel, Science Channel, Discovery HD Theater, Animal Planet, The Military Channel, PBS, and Discovery Networks

International.  Mr. Smith most recently won an Emmy in 2006 for the Discovery Channel’s animated special Before the Dinosaurs.  His other awards for excellence in production and editing include Emmys for the Discovery Channel’s Walking with Prehistoric Beasts and Allosaurus:  A Walking with Dinosaurs Special.  His current projects include the Science Channel’s Big Science Series and HD Theater’s Exploring Our Universe.

From 1997 to 2000, Mr. Smith worked for Discovery Communications, Inc. in the capacity of Supervising Producer from January 1998 to November 2000, and Producer/Editor from October 1997 to January 1998.

From 1995 to 1996, Mr. Smith worked for Discovery Channel Pictures serving as Assistant Editor from March 1996 to October 1997, and Production Assistant from September 1995 to March 1996.

From 1994 to 1995, Mr. Smith worked for Crawford Communications in Atlanta, Georgia as a Manager of Satellite Services for The Learning Channel.

Mr. Smith began his career as an Assistant Editor/Tape Operator in 1992 for Turner Broadcasting System in Atlanta.

Mr. Smith graduated from Ohio University with a Bachelor of Arts in 1991.

Denis Yevstifeyev - Director

In 2008, Mr. Yevstifeyev started his own consulting practice providing accounting and management consulting services to clients across various business sectors.

From 2007 to 2008, Mr. Yevstifeyev served as Sr. Financial Reporting Analyst for American Eagle Outfitters, Inc, in Pittsburgh.  His duties included: preparing and analyzing various internal and external financial reports; researching new accounting pronouncements and evaluating any impact on the financial statements.  He also reviewed accounting workpapers and prepared the Company’s SEC filings for forms 8-K, 10-Q and 10-K.  Denis also evaluated the effectiveness of processes to add quality and efficiency to the process.

From 2005 to 2007, Mr. Yevstifeyev worked as an Auditor for Schneider Downs, Inc., where he performed audit procedures for various public, private and non-for-profit companies in a variety of industries.  During his tenure, Denis worked on Sarbanes-Oxley compliance engagements where he was responsible for documenting processes, executing test plans, performing testing of the control procedures, and documented conclusions on the effectiveness of the controls.

In 2005, Mr. Yevstifeyev graduated with a Bachelor of Science degree in Business from Washington and Jefferson College.  He also graduated with honors from the Moscow Bank College of the Central Bank of Russia in Moscow with a degree in Finance in 2000.

From 2002 to 2003, Mr. Yevstifeyev served as the Settlement Department Manager for SDM BANK in Moscow, where he dealt with domestic and international corresponding banks, among other responsibilities.

From 1999 to 2000, Mr. Yevstifeyev was the Computer Sales Manager for INTRASYSTEMS in Moscow, where he consulted with individuals and corporations in determining and assembling their computer requirements.

From 1997 to 1999, Mr. Yevstifeyev was a System Programmer for MEDEO in Moscow where he upgraded and maintained computer hardware and software.  He also taught and advised staff personnel on the use of computer applications.

Significant Employees.

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

CORPORATE GOVERNANCE

We uphold a set of basic values to guide our actions and are committed to maintaining the highest standards of business conduct and corporate governance. We have adopted a Code of Business Conduct and Ethics for directors, officers (including our principal executive officer and principal financial officer) and employees, which, in conjunction with our Certificate of Incorporation, Bylaws and Board of Directors committee charters, form the framework for governance of Wizzard.  The Code of Ethics and Business Conduct, Board of Directors committee charters, Bylaws and Certificate of Incorporation are available at our corporate offices. Stockholders may request free printed copies of these documents from:

Wizzard Software Corporation

Attn: Kathy Neal

5001 Baum Blvd., Suite 770

Pittsburgh, PA 15213

Board of Directors Independence

The Board of Directors has determined that each of J. Gregory Smith, Denis Yevstifeyev and Douglas Polinsky has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and satisfies the independence requirements required by the American Stock Exchange. The non-management independent directors meet in executive session, without management, at least annually. Mr. Polinsky, an independent non-management director, chairs all executive session meetings of directors.

Committees of the Board of Directors

The Board of Directors has adopted written charters for two standing committees: the Nominating Committee and the Audit Committee. The Board has determined that all members of the Nominating and Audit Committees are independent and satisfy the relevant SEC or American Stock Exchange independence requirements for members of such committees.

Nominating Committee.    The Nominating Committee currently consists of Mr. Polinsky as chair, Mr. Yevstifeyev, and Mr. Smith. This committee provides assistance to the Board in identifies individuals qualified to become members of the Board of Directors consistent with Board criteria. The committee also oversees the evaluation of the Board of Directors and management.

Audit Committee.    The Audit Committee currently consists of Mr. Polinsky as chair, Mr. Yevstifeyev, and Mr. Smith., Mr. Yevstifeyev, the Board of Directors has determined, is an “audit committee financial expert” as defined under SEC rules. This committee oversees the integrity of our financial statements, disclosure controls and procedures, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the qualifications and independence of the independent auditors and the performance of our internal audit function and independent auditors, and the quarterly reviews and annual independent audit of our financial statements. The Audit Committee’s report appears hereafter. Gregory & Associates, our independent auditors, reports directly to the Audit Committee.

We will provide a free printed copy of any of the charters of any Board committee to any stockholder on request.

Compensation Committee.    The Compensation Committee currently consists of Mr. Polinsky as chair, Mr. Yevstifeyev, and Mr. Smith., Mr. Yevstifeyev. This committee provides assistance to the Board of Directors in overseeing our compensation policies and practices. It reviews and approves the compensation levels and policies for the Board of Directors; reviews and approves corporate goals and objectives with respect to CEO compensation and, based upon these evaluations, determines and approves the CEO’s compensation; makes recommendations to the Board of Directors with respect to non-CEO executive officer compensation. The Compensation Committee also has the responsibility to provide the report to stockholders on executive officer compensation, which appears below.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview and General Philosophy

At Wizzard, our focus is to create value through advancements in the use of speech recognition software within our diverse businesses. Our executive compensation program supports this goal of value creation by:

•	rewarding executives for obtaining performance milestones;

•	aligning the interests of executives with the interests of stockholders; and

•	attracting and retaining highly motivated and talented executives.

Our compensation elements simultaneously fulfill one or more of these three objectives. The elements include:

•	base salary;

•	discretionary bonuses (in the form of cash, restricted stock, and stock options);

•	benefits programs.

The type and amount of compensation is determined considering current pay, competitive pay data from the external talent market and the opportunity for future pay. We combine compensation elements for each executive in a manner that will meet the performance, alignment and retention goals listed above as well as eliciting the best possible contribution from the executive.

Compensation Objectives

Our executive compensation philosophy is built around two objectives: supporting stockholder value creation through, aligning the interests of executives with the interests of stockholders, and attracting and retaining highly motivated and talented executives.

Due to our diverse businesses, we have determined that no specific peer group is appropriate to use in defining market pay levels for our named executives. We therefore use general industry data of companies which are a similar size to us based on market capitalization to establish market pay levels.

Obtained Performance Milestones:

•	We construct our annual bonus opportunities to have appropriately aggressive targets that require significant achievement against performance milestones.

Aligned Interests:

•	Our base pay practices reduce fixed costs and emphasize performance-based incentive programs, which we believe are in the best interests of stockholders.

•	We base our annual bonus opportunities on performance milestones and value to the shareholder that focus executives on performance results that is of common interest to stockholders.

•	We award long-term equity incentive opportunities using stock options and restricted stock so that appreciating stock value is a significant factor in executive compensation.

Executive Retention:

•

We believe our use of lower base salary levels accompanied by an emphasis on incentive programs attracts executives that are appropriately aggressive, innovative, and willing to risk a larger share of their compensation on their own performance and the performance of the Company.

•	Discretionary bonuses allow us to adjust to unique market conditions in a timely fashion in order to retain key executives.

Compensation Administration

General Process.    Executive compensation decisions at Wizzard are the product of several factors, modified by judgment and discretion as necessary. The predominant factors include:

•	key performance measurements such as revenue, monthly download of content, and key business developments;

•	strategic initiatives such as acquisitions, and implementation of process improvements;

•	achievement of specific operational goals relating to the sphere of influence led by the executive;
•	compensation of other executives within the Company (to ensure internal equity); and

For the CEO, these factors are judged and compensation is recommended by the Compensation Committee of the Board of Directors and approved by the Board. For the other executive officers (including all of the named executives in the Summary Compensation Table), the factors are considered by the CEO, who recommends compensation levels. These judgments and recommendations are then reviewed and approved or revised by the Compensation Committee.

Generally, the Compensation Committee reviews and makes adjustments to base compensation once per year, effective at the beginning of each fiscal year (January 1). Annual incentives are typically paid within two months of the fiscal year end, usually in mid-February.  Equity grants are typically awarded in the spring of each year, in March or early April.

Role of Compensation Committee.    The Compensation Committee oversees the design, development and implementation of our compensation program. The Committee evaluates the performance of the CEO and determines CEO compensation consistent with the objectives of the compensation program. The Committee also approves all incentive compensation plans and approves or revises recommendations made by the CEO for compensation decisions affecting other executives. The Committee also approves all bonuses, awards and grants under all incentive plans.

Role of CEO.    Our CEO is responsible for the implementation and administration of our compensation program throughout the organization. The CEO evaluates the performance of executives and, consistent with the objectives of the compensation program, meets with the Compensation Committee to consider and recommend compensation programs, set and evaluate performance milestone, and make specific recommendations on the form and amount of compensation for named executives.

Compensation Components

Short-Term Compensation.    Consistent with our stated compensation philosophy, our key metric for executive short-term compensation is annual total cash compensation. Discretionary bonuses provide significant upside potential which results in targeted annual total cash compensation.

Our performance for fiscal 2007 was at or above targeted levels, even in a year that was very challenging. Company-wide, total revenue for the year was $5.1 million, an increase of 74% from the previous year.  During 2007 the company completed two successful acquisitions, Webmayhem Inc. and Professional Nursing Personnel Pool.  In July, 2007, the Company closed a subscription agreement whereby two institutional investors invested $7.5 of cash in exchange for 7,500 shares of Series A Convertible Preferred Stock.  During 2007 the Company made an application for listing on the American Stock exchange and subsequent to the end of the fiscal year, the Company was accepted for listing on the American Stock Exchange.

Base Salary.    We consider base salary a tool to provide executives with a reasonable base level of income relative to the scope of the positions they hold. Base salaries are established based on the level of responsibility for the position. With the exception of the CEO and named executives all base salaries are reviewed annually, and are adjusted from time to time to reflect changes in responsibility level.

In 2007, our named executives’ salaries ranged from $100,000 to $132,000. Changes in senior executive base pay during fiscal year 2007 included an increase in Mr. Spencer’s annual base pay on March 1, 2007 from $80,000 to $110,000 and on July 16, 2007 from 110,000 to 132,000; an increase in Mr. Busshaus’ annual base pay from $110,000 to $121,000 on July 16, 2007; an increase in Mr. Geronian’s annual base pay on March 1, 2007 from $50,000 to $110,000.

Annual Bonus.    Currently, there is not an established annual incentive bonus plan.

Discretionary Bonuses.    Because there is not an annual incentive plan, the Compensation Committee may determine a discretionary bonus is to be awarded to appropriately reward senior executives.  In these cases, discretionary bonuses are used to assure that executives are appropriately rewarded. The Committee determines discretionary bonuses for the CEO. The CEO recommends discretionary bonuses for all other named executives, which are then approved or adjusted by the Committee.

In fiscal year 2007, we awarded discretionary bonuses to two named executives.  As a result of Mr. Spencer’s accomplishments and advancement of the company during 2007, a discretionary bonus of $50,000 was awarded to Mr. Spencer.   At Mr. Spencer’s direction, $14,810 of the bonus was forfeited and a bonus of $35,190 was paid to Mr. Spencer in February of 2008.  As a result of Mr. Geronian’s continued efforts with respect to the change requirements with the software sold by the Company, a discretionary bonus of $15,754 was awarded to Mr. Geronian.

Our Compensation Committee believes that we have executed on our compensation philosophy given the level of Company performance in fiscal 2007.

Long-Term Incentive Compensation.    In 2007, we offered a limited group of employees, including all named executives except for Messrs. Spencer and Geronian, stock options.

In fiscal 2008, we plan to implement a new long-term incentive design that will utilize stock options. For senior management, including named executives, the primary emphasis will be on stock option awards. This results primarily in senior management focus on stock price performance, directly aligning the interests of executives with the interests of stockholders. It also puts a higher percentage of long-term compensation at risk as the design delivers less immediate value to executives.

All stock-options granted to the named executives by the Company must have prior Compensation Committee approval. The exercise price for all stock-based awards coincides with the date the Committee approves the award grant. It is against Company policy to back-date stock-based awards or to try to time stock-based awards for any reason and we have never engaged in these practices.

Award Adjustment or Recovery.    We do not have a policy to recover or otherwise adjust payments made or awards earned as a result of changes in subsequent periods relating to performance measures upon which such payments or awards are based, sometimes referred to as a “clawback” policy. We have not required any named executive to return any award or repay any payment received in any fiscal year.

Tax Deductibility of Compensation.    Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1,000,000 limit on the amount that a public company may deduct for compensation paid to named executives unless compensation is based on an individual’s meeting pre-established performance goals determined by a compensation committee and approved by stockholders. For 2007, the annual bonuses were designed to satisfy the requirements for deductible compensation.

Retirement and Other Benefits

Generally, we view retirement savings as a personal matter. We currently do not offer any pre-tax retirement savings through the use of a traditional 401(k) plan; a deferred compensation plan or other retirement programs.

Perquisites.    Eligible employees, including named executives, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care; life, accidental death and dismemberment and disability insurance; and vacation plans. The primary purpose of providing these plans and limited perquisites to senior executives is to attract and retain talented executives to manage the Company. With respect to non-insurance perquisites, we prefer to take a minimalist approach. For fiscal 2007, the Company did not have executive non-insurance perquisites.

*         *         *         *         *

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Douglas Polinsky, Chairman

J. Gregory Smith

Denis Yevstifeyev

Summary Compensation Table

The following sets forth the compensation of Wizzard’s Chief Executive Officer during fiscal 2007, and the two other persons who served as executive officers during fiscal 2007. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2007.

SUMMARY COMPENSATION TABLE – FISCAL 2007

Name and principal position	Salary ($)	Bonus (1) ($)	Stock awards ($)		Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Christopher Spencer – Chief Executive Officer
2007	115,083	35,190	0		0	0	150,273
2006	84,167	10,151	0		0	0	94,318
2005	80,000	9,000	500		0	0	89,500

John L. Busshaus – Chief Financial Officer
2007	115,042	0	558,488	(2)	0	0	673,530
2006	82,500	0	147,893		0	0	230,393
2005	0	0	0		0	0	0

Armen Geronian – Chief Technical Officer
2007	100,000	15,754	0		0	0	115,754
2006	57,317	48,392	0		0	0	105,709
2005	56,517	44,500	500		0	0	101,517

(1)	The bonuses shown in this column represent discretionary awards.

(2)

Stock-based compensation represents the amounts recognized for financial reporting purposes for granting of stock options totaling $361,238, calculated in accordance with the requirements of SFAS No. 123R.  In addition, Stock-based compensation represents the award of Restricted Stock total $197,250.  Reference is made to Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year 2007 for a detailed description of the assumptions used in valuing stock-based awards under SFAS No. 123R.

Restricted Stock Awards

The following table sets forth information concerning the only restricted stock award during fiscal 2007 to any named executive. The award consisted of 75,000 shares of restricted stock issued to Mr. Busshaus, subject to vesting conditions. For shares to vest, the market closing price for our common stock was required to be at or above $.75 on July 13, 2008.

RESTRICTED STOCK AWARD – FISCAL 2007

	Award Date	Award date fair value of stock award ($)
Name
John L. Busshaus	June 21, 2007	197,250	(1)

(1)	The award date fair value of the restricted stock was established with the closing price of the stock on June 21, 2007 at $2.63 per share.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Christopher Spencer	0	0	0		0		0

John L. Busshaus	137,500	0	1.59	May 22, 2016	0		0
	200,000	0	2.20	May 16, 2017	75,000	(1)	197,250

Armen Geronian	0	0	0		0		0

(1)	Represents restricted stock which vests on June 12, 2008.

Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2007 option exercises and restricted stock that vested during fiscal 2007 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2007

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Christopher Spencer	0	0	0	0
John L. Busshaus	0	0	0	0
Armen Geronian	0	0	0	0

Nonqualified Deferred Compensation

The Company does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments

As of December 31, 2007, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2007, we had five stock option plans, which were not approved by stockholders. A total of 1,737,500 shares of common stock have been reserved for ultimate issuance under the plans. Four of the plans have expired and awards can no longer be granted under those plans. As of December 31, 2007, options for approximately 9,745 shares of common stock could be granted under the remaining plan.

The Compensation Committee, or in its absence, the full Board, administers and interprets the plans. This Committee is authorized to grant options and other awards both under the plans and outside of any plan to eligible employees, officers, directors, and consultants. Terms of options and other awards granted under the plans, including vesting requirements, are determined by the Committee and historically have varied significantly. Options and other awards granted under the plans vest over periods ranging from zero to ten years, expire ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Incentive stock option grants are intended to meet the requirements of the Internal Revenue Code.

2002 Stock Option Plan.    A total of 1,000,000 shares of common stock are reserved for issuance under the 2002 Stock Option Plan. The 2002 Plan expired in 2007 and awards can no longer be granted under the 2002 Plan. The 2002 Plan provided for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2004 Stock Option Plan.    A total of 200,000 shares of common stock are reserved for issuance under the 2004 Stock Option Plan. The 2004 Plan expired in 2007 and awards can no longer be granted under the 2004 Plan. The 2004 Plan provided for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2005 Stock Option Plan.    A total of 200,000 shares of common stock are reserved for issuance under the 2005 Stock Option Plan. The 2005 Plan expired in 2007 and awards can no longer be granted under the 2005 Plan. The 2005 Plan provided for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2006 Stock Option Plan.    A total of 137,500 shares of common stock are reserved for issuance under the 2006 Stock Option Plan. The 2006 Plan expired in 2006 and awards can no longer be granted under the 2006 Plan. The 2006 Plan provided for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2007 Stock Option Plan.    A total of 200,000 shares of common stock are reserved for issuance under the 2007 Stock Option Plan. The 2007 Plan has not expired and awards up to 9,745 can be granted under the 2007 Plan. The 2007 Plan provided for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2007 Key Employee Stock Option Plan.    A total of 200,000 shares of common stock are reserved for issuance under the 2007 Key Employee Stock Option Plan. The 2007 Key Employee Plan expired in 2007 and awards can no longer be granted under the 2007 Key Employee Plan. The 2007 Key Employee Plan provided for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2007, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements. As described above, we have five stock option plans under which options have been granted. The Plans have not been approved by stockholders.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	0	$0	0
Plans not approved by stockholders	427,500	2.06	9,745

Total	427,500	$2.06	9,745

DIRECTOR COMPENSATION

In 2007, we paid our non-employee directors a cash retainer. Beginning in 2008, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board. Salaried executives who serve as directors are not paid for their services as directors and accordingly, Christopher Spencer is not included in the director compensation table below.

The following table sets forth the compensation we paid our non-employee directors in 2007. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2007.

DIRECTOR COMPENSATION TABLE – FISCAL 2007

Name	Fees earned or paid in cash(1) ($)		Option awards ($)		Total ($)
Doug Polinsky	4,000		0		4,000
J. Gregory Smith	4,000		0		4,000
Denis Yevstifeyev	4,000		0		4,000
Gordon Berry	62,167	(2)	0	(2)	62,167
Alan Costilo	48,000	(2)	255,000	(2)	303,000

(1)	The non-employee directors began there term as a member of the board during the fourth quarter of 2007.
(2)	We paid these amounts as independent contractors, rather than as directors

All outside directors are entitled to base annual cash compensation of $24,000, which we pay monthly.  Currently, the outside directors also receive options for the purchase of common stock which normally vest at the rate of 24,000 shares each year, through December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters

The following table sets forth certain information as of March 7, 2008 regarding the beneficial ownership of our common stock, for:

•	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;
•	each director;
•	each named executive; and
•	all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5. As of March 7, 2008 there were 43,852,516 shares of common stock outstanding. As of that date, there were options to purchase 427,500 shares of common stock and warrants to purchase 4,123,851 shares of common stock.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
5% Stockholders:
Christopher Spencer, Chief Executive Officer	3,057,934	7.0%

Armen Geronian, Chief Technical Officer	2,909,667	6.6%

Voice Recognition Investment LP	3,774,186	8.6%
Directors:
Douglas Polinsky	0
J. Gregory Smith	0
Denis Yevstifeyev	0
David Mansueto	1,004,468	2.3%

Executive Officers:
John L. Busshaus	75,000	*
All directors and executive officers as a group (16 persons)	10,821,255	25.7%

*	Less than 1%

(1)	The address of each director and officer is c/o Wizzard Software Corporation, 5001 Baum Blvd. Suite 770, Pittsburgh, Pennsylvania 15213.

(2)

The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from April 2, 2008, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of April 2, 2008.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2007 and on representations that no other reports were required, we believe that during the 2007 fiscal year all applicable Section 16(a) filing requirements were met, with the exception of Forms 3 for Messrs. Polinsky, Yevstifeyev and Smith, of which we expect will be filed on or before March 20, 2008.

Item 13. Certain Relationships and Related Transactions.

Transactions with Related Persons.

During the 2007, the Company entered into three separate exclusive advertising agreements including an agreement with Survival Spanish, a top 10 (as ranked in iTunes) Education podcaster, whereby the podcaster agreed to provide Wizzard exclusivity to his shows for advertising for six months.  Survival Spanish is owned by David Spencer.  David Spencer is a sibling of the CEO of the Company.  During 2007, payments were made to Mr. Spencer totaling $18,977.

Parents of the Issuer.

     The Company has no parents.

Transactions with Promoters and control persons.

     None; not applicable.

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to Wizzard by its principal accountants during the calendar years ended December 31, 2007, 2006 and 2005:

Fee category	2007	2006	2005(2)
Audit Fees (1)	$87,662	$45,835	$68,226
Audit – related fees	0	0	0
Tax fees	0	0	0
All other fees	0	0	0
Total fees	$87,662	$45,835	$68,226

(1)

Consists of fees for audit of the Company's annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company's quarterly reports, and the review of other documents filed with the Securities and Exchange Commission.

(2)			Includes audit fees paid for the acquisition of Interim Healthcare of Wyoming Inc.
(3)			Includes audit fees paid for the acquisition of Webmayhem Inc. and PNPP

Audit fees.  Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

The Audit Committee is informed of and approves all services Gregory & Associates provides. The Audit Committee pre-approves the annual audit fee, tax services, and non-routine SEC filing reviews. In addition, it has pre-approved $15,000 for items that relate to routine accounting consultations related to items such as new accounting pronouncements, routine SEC filings requiring consents, and routine tax consultations. Upon performance of such services, the Audit Committee is informed of and approves the matters to which such consultations relate.

Item 15.  Exhibits and Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheet of Wizzard Software Corporation and subsidiaries as of December 31, 2007 and 2006

Consolidated Statements of Operations of Wizzard Software Corporation and subsidiaries for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders' Equity of Wizzard Software Corporation and subsidiaries for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows of Wizzard Software Corporation and subsidiaries for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(b)  Financial Statement Schedules.

The following documents are filed as part of this Report:

1.

Financial Statements

See Index to Consolidated Financial Statements

2.

Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to the consolidated financial statements

(c)  Exhibits. (1)

Exhibit

Number               Description

3.1

Articles of Incorporation(2)

3.2

Certificate of Amendment filed May 22, 2000 (2)

3.3

Articles of Amendment filed February 7, 2001 (2)

3.4

Articles of Amendment filed July 3, 2007 (2)

3.2

Articles of Amendment/Certificate of Designation regarding rights and preferences of Preferred Stock (3)

3.3

Amended and Restated Bylaws(4)

10.1

Subscription Agreement (5)

10.2

Convertible Note for $1,000,000 (5)

10.3

Convertible Note for $400,000 (5)

10.4

Convertible Note for $350,000 (5)

10.5

Funds Escrow Agreement (5)

10.6

Class A Common Stock Purchase Warrant No. 2006-A-001 (5)

10.7

Class A Common Stock Purchase Warrant No. 2006-A-002 (5)

10.8

Class A Common Stock Purchase Warrant No. 2006-A-003 (5)

10.9

Class B Common Stock Purchase Warrant No. 2006-B-001 (5)

10.10

Class B Common Stock Purchase Warrant No. 2006-B-002 (5)

10.11

Class B Common Stock Purchase Warrant No. 2006-B-003 (5)

10.12

Amendment to Transaction Documents Agreement (6)

10.13

Convertible Note issued to Alpha Capital Anstalt (Second closing) (6)

10.14

Convertible Note issued to Whalehaven Capital Fund Ltd. (Second closing) (6)

10.15

Convertible Note issued to Genesis Microcap Inc. (Second closing) (6)

10.16

Class A Common Stock Purchase Warrant of Alpha Capital Anstalt (Second closing) (6)

10.17

Class A Common Stock Purchase Warrant of Whalehaven Capital Fund Ltd.(Second closing) (6)

10.18

Class A Common Stock Purchase Warrant of Genesis Microcap Inc. (Second closing) (6)

10.19

Class B Common Stock Purchase Warrant of Alpha Capital Anstalt (Second closing) (6)

10.20

Class B Common Stock Purchase Warrant of Whalehaven Capital Fund Ltd. (Second closing) (6)

10.20

Class B Common Stock Purchase Warrant of Genesis Microcap Inc. (Second closing) (6)

10.21

Securities Purchase Agreement (2)

10.22

Registration Rights Agreement (2)

10.23

Common Stock Purchase Warrant for 1,036,585 shares (2)

10.24

Common Stock Purchase Warrant for 121,951 shares (2)

10.25

Common Stock Purchase Warrant for 60,976 shares (2)

10.26

Common Stock Purchase Warrant for 609,756 shares (2)

23

Consent of Independent Accountants

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

906 Certification

(1)

Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

(2)

Incorporated by reference from our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 26, 2007.

(3)

Incorporated by reference from our Current Report on Form 8-K dated June 29, 2007, filed with the Securities and Exchange Commission on July 3, 2007.

(4)

Incorporated by reference from our Current Report on Form 8-K dated September 5, 2007, filed with the Securities and Exchange Commission on September 10, 2007.

(5)

Incorporated by reference from our Current Report on Form 8-K dated October 25, 2006, filed with the Securities and Exchange Commission on October 27, 2006.

(6)

Incorporated by reference from our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 22, 2006.

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZZARD SOFTWARE CORPORATION

Date:	3/17/08	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

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