Form 10-Q
period 2008-03-31
WIZZARD SOFTWARE CORP /CO
filed 2008-05-09
CIK 1074909

FORM 10-Q

Securities and Exchange Commission

Washington, D. C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from

 to

Commission File No.   000-33381

WIZZARD SOFTWARE CORPORATION

 (Exact name of registrant as specified in its charter)

COLORADO	87-0609860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 Baum Boulevard, Suite 770

Pittsburgh, Pennsylvania 15213

 (Address of Principal Executive Offices)

Registrant's Telephone Number:  (412) 621-0902

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) Yes [ X]  No                (2) Yes  [ X ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘large accelerated filer”, “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

As of May 5, 2008, there were 44,621,620 shares of common stock, par value $.001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Consolidated Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the Unaudited Consolidated Financial Statements fairly present the financial condition of the Company.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets – As of March 31, 2008 and December 31, 2007	3

Consolidated Unaudited Statements of Operations – For the three months ended March 31, 2008 and 2007	4

Consolidated Unaudited Statements of Cash Flows – For the three months ended March 31, 2008 and 2007	5 - 7

Notes to Unaudited Consolidated Financial Statements	8 - 22

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEET

ASSETS

	March 31, 2008	December 31, 2007
CURRENT ASSETS:	(unaudited)
Cash	$4,603,774	$6,036,209
Accounts receivable, net of $17,562 and $17,562 allowance, respectively	829,305	874,058
Prepaid expenses	38,444	24,143
Total current assets	5,471,523	6,934,410

LEASED EQUIPMENT, net	67,925	75,916
PROPERTY AND EQUIPMENT, net	163,636	109,504
GOODWILL	20,650,569	20,724,986
INTANGIBLES, net	432,292	-
OTHER ASSETS	4,757	4,757
Total assets	$26,790,702	$27,849,573

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$696,225	$877,304
Accrued expenses	383,942	356,341
Accrued acquisition costs – Webmayhem, PNPP	-	1,949,843
Capital lease	71,536	81,411
Notes payable – current portion	47,909	46,915
Deferred revenue	47,257	53,039
Total current liabilities	1,246,869	3,364,853
NOTES PAYABLE, less current portion	38,649	51,016
CONVERTIBLE NOTES PAYABLE, less current portion, net of discount of $113,595 and $482,158, respectively	1,931,117	1,687,554
Total liabilities	3,216,635	5,103,423

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,136 and 6,147 Series A cumulative, convertible, contingently redeemable shares issued and outstanding with liquidation preferences, respectively	6	6
Common stock, $.001 par value, 100,000,000 shares authorized, 44,611,828 and 43,304,034 shares issued and outstanding, respectively	44,612	43,304
Additional paid-in capital	68,139,065	64,668,006
Accumulated deficit	(44,609,616)	(41,965,166)
Total stockholders' equity	23,574,067	22,746,150
Total liabilities and stockholders' equity	$26,790,702	$27,849,573

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2008	2007
REVENUE
Software	$655,347	$297,101
Healthcare	1,013,131	428,825
Total Revenue	1,668,478	725,926
COST OF GOODS SOLD
Software	420,771	171,547
Healthcare	580,866	297,046
Total Cost of Goods Sold	1,001,637	468,593
Gross Profit	666,841	257,333
OPERATING EXPENSES
Selling expenses	224,743	201,734
General and administrative	497,320	192,658
Salaries, wages and related expenses	762,945	322,088
Consulting fees	1,168,320	424,145
Research and development	35,253	52,178
Total Expenses	2,688,581	1,192,803
LOSS FROM OPERATIONS	(2,021,740)	(935,470)
OTHER INCOME (EXPENSE):
Extension and re-pricing of warrants	-	(689,610)
Extension of notes payable	(263,483)	-
Interest income	35,272	23,352
Interest expense	(394,948)	(192,725)
Other income(expense)	449	324
Total Other Income (Expense)	(622,710)	(858,659)
LOSS BEFORE INCOME TAXES	(2,644,450)	(1,794,129)
CURRENT INCOME TAX EXPENSE	-	-
DEFERRED INCOME TAX EXPENSE	-	-
NET LOSS	$(2,644,450)	$(1,794,129)

PREFERRED DIVIDENDS:
Accrued dividend	(107,380)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,751,830)	$(1,794,129)

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	$(0.06)	$(0.05)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	43,682,477	36,090,859

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(2,644,450)	$(1,794,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	368,563	161,400
Compensation for re-pricing and extension of warrants	-	689,610
Compensation for extension of notes payable	263,483	-
Stock for non cash expenses	724,808	326,879
Non-cash compensation for vested stock options	157,516	47,090
Non-cash interest expense on notes payable	1,592	-
Depreciation and amortization expense	65,282	19,063
Change in allowance for slow moving inventory	-	(6,214)
Change in assets and liabilities:
Accounts receivable	44,752	123,568
Inventory	-	13,057
Prepaid expenses	(14,300)	21,959
Accounts payable	(181,079)	(374,789)
Accrued expense	(104,092)	(9,100)
Deferred revenue	(5,783)	(7,075)
Net Cash Used in Operating Activities	(1,323,708)	(788,681)

Cash Flows from Investing Activities:
Purchase of property & equipment	(68,715)	(3,934)
Acquisition of PNPP	(6,264)	-
Acquisition of iClipx	(12,500)	-
Acquisition of Webmayhem	-	(228,536)
Net Cash Used in Investing Activities	(87,479)	(232,470)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	-	320,090
Payments on capital lease	(9,875)	(9,206)
Payments on note payable	(11,373)	-
Net Cash (Used) Provided by Financing Activities	(21,248)	310,884

Net Increase (Decrease) in Cash	(1,432,435)	(710,267)
Cash at Beginning of Period	6,036,209	2,685,068
Cash at End of Period	$4,603,774	$1,974,801
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$3,687	$2,044
Income taxes	$-	$-

(Continued)

See accompanying notes to unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2008:

On February 1, 2008, the Company issued 250,000 restricted common shares valued at $670,000 for consulting services.

On February 6, 2008, the Company issued 220,000 restricted common shares valued at $653,400 to acquire the operations of iClipx Inc.

On February 12, 2008, the Company issued 13,296 common shares in payment of a $25,000 note payable and $1,592 of accrued interest.

On February 29, 2008, the Company issued 49,000 common shares upon the exercise of options valued at $134,750 to consultants for services rendered.

On February 29, 2008, the Company issued 5,000 restricted common shares valued at $13,750 for consulting services.

On March 5, 2008, the Company issued 4,715 restricted common shares upon notice of conversion of 11 shares of Series A Preferred Stock.

On March 5, 2008, the Company issued 688 restricted common shares in payment of all dividends accruing on the shares of Series A Preferred stock that was converted on March 5, 2008.

On March 24, 2008, the Company issued 49,038 restricted common shares valued at $106,412 for Professional Nursing Personnel Pool attainment of the Milestones.

On March 24, 2008, the Company issued 1,000 common shares upon the exercise of options valued at $2,170 to consultants for services rendered.

On March 24, 2008, the Company issued 713,150 restricted common shares valued at $1,547,535 for Webmayhem Inc. attainment of Milestone I.

On March 24, 2008, the Company issued 1,907 restricted common shares valued at $4,138 for consulting services.

On March 15, 2008, the Company issuance of 400,000 warrants to extend the maturity date of three notes payable to April 28, 2009.  The Company recorded a $263,483 non-cash expense related to the Fair Market Value of the 400,000 warrants.

During the first three months of 2008, the company recorded $157,516 of non-cash compensation expense related to the vesting of certain stock options issued.

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

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities (Continued):

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2008, and the results of operations and cash flows for the periods ended March 31, 2008 and 2007 have been made.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The consolidated financial statements are consolidated and included the accounts of Wizzard and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Organization - Wizzard Software Corporation ["Parent"], a Colorado corporation, was organized on July 1, 1998.  The Company operates in two industry segments, Software and Healthcare.  The Software segment engages primarily in the development, sale, and service of custom and packaged computer software products, and digital media publishing and advertising services.  The Healthcare segment operates primarily in the home healthcare and healthcare staffing services in Wyoming and Montana.  On April 9, 2004, Parent organized Wizzard Merger Corp., a New York corporation, to acquire and dissolve into the operations of MedivoxRx Technologies, Inc., a New York corporation, in a transaction accounted for as a purchase.  On September 8, 2005, Parent purchased all of the issued and outstanding shares of Interim Healthcare of Wyoming, Inc. ["Interim"], a Wyoming corporation, in a transaction accounted for as a purchase.  On February 27, 2007, Parent organized Wizzard Acquisition Corp., a Pennsylvania corporation, to acquire and dissolve into the operations of Webmayhem, Inc. [Libsyn], a Pennsylvania corporation, in a transaction accounted for as a purchase.  Libsyn engages primarily in providing digital media publishing services.  On April 3, 2007, Interim purchased the operations of Professional Personnel, Inc., d.b.a., Professional Nursing Personnel Pool [“PNPP”].

Consolidation - The consolidated financial statements presented reflect the accounts of Parent, MedivoxRx, Libsyn and Interim.  All significant inter-company transactions have been eliminated in consolidation.

Accounting Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates for the Company include allowances and goodwill.  Actual results could differ from those estimated by management.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2008, the Company had cash balances of $4,362,337 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2008, the Company has an allowance for doubtful accounts of $17,562 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2008 and 2007, the Company had no change to the allowance for bad debt.

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

Software Development Costs - We account for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet our internal needs in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed and Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. We have determined that technological feasibility for our products to be marketed to external users was reached shortly before the release of those products. As a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. In addition, costs incurred during the application development stage for software programs to be used solely to meet our internal needs were not material.

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards "SFAS" No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive [see Note 9].

Income Taxes - The Company computes loss per share in accordance with Statement of Financial Accounting Standards "SFAS" No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 10).

Advertising Costs - Advertising costs are expensed as incurred and amounted to $51,100 and $82,266 for the three months ended March 31, 2008 and 2007, respectively.

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

 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  Provisions are recorded for bad debts and at March 31, 2008 and 2007 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

Healthcare - The Company recognizes revenue from the providing of healthcare services when the services are provided and collection is probable.

Digital media publishing – Digital media publishing services are billed on a month to month basis.  The Company recognizes revenue from providing digital media publishing services when the services are provided and when collection is probable.

Digital media Advertising – The Company recognizes revenue from the insertion of advertisements in digital medias.  Revenue is recognized as the digital media with the advertisement is downloaded and collection is probable.

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense for the three months ended March 31, 2008 and 2007 are $35,253 and $52,178, respectively, of research and development costs associated with the development of new products.

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 8. Prior to January 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for awards made under the Company’s stock-based compensation plans.  Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the periods presented in the accompanying consolidated financial statements, the Company has granted options under its 2005, 2006, 2007 and 2008 defined stock option plans. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R.  Under this transition method, compensation expense recognized during the twelve months ended December 31, 2006 included:  (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006 through December 31, 2006.  Non-cash compensation cost of $157,516 and $47,090 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the three months ended March 31, 2008 and 2007, respectively.  Non-cash compensation cost of $136,920 and $54,174 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the three months ended March 31, 2008 and 2007.  In accordance with the modified-prospective transition method, the Company’s consolidated financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R.  Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would not have changed.

NOTE 2 – ACQUISITION

On January 20, 2008, the Company purchased the operations of Skip Fredricks and iClipx.  The Purchase Agreement called for the Company to pay $12,500 in cash and issue 220,000 of unregistered and restricted shares of common stock valued at $653,400. As part of the purchase agreement, the Company agreed to issue additional shares of common stock upon iClipx achieving certain financial results.

The Milestone would include the seller to receive an additional 200,000 shares of common stock of the Company should iClipx obtain gross revenue of at least $300,000 through June 30, 2009.

The following unaudited proforma information summarizes the estimated fair values of the assets acquired and the liabilities assumed:

iClipx
Content	$400,000
Non-compete	75,000
Net assets in excess of liabilities	475,000
Purchase price	665,900
Goodwill	$190,900

Amortization expense for the three months ended March 31, 2008 and 2007 was $42,708 and $0, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION (Continued)

The following unaudited proforma information summarizes the estimated results of operations as if the acquisitions had occurred at the beginning of the period presented:

For the Three
Months Ended
March 31, 2008
Net revenue	$1,668,478
Cost of sales	1,001,637
Operating expenses	2,690,090
Other expense	(622,710)
Net loss	(2,645,959)
Accrued dividends	(107,380)
Net loss available to common shareholders	$(2,753,339)

Basic and diluted loss per common share available to common shareholders	$(.06)

Basic and diluted weighted average common shares outstanding	43,771,928

NOTE 3 – PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	March 31, 2008	December 31, 2007

Furniture, fixtures and equipment	2-10 yrs	$336,396	$267,681
Production molds	3 yrs	47,710	47,710
Software	2-5 yrs	11,964	11,964
		396,070	327,355
Less: Accumulated depreciation		(232,434)	(217,851)
Property & equipment, net		$163,636	$109,504

Depreciation expense for the three months ended March 31, 2008 and 2007 was $14,583 and $11,072, respectively.  Certain equipment is held as collateral on notes payable.

The following is a summary of leased equipment at:

	Life	March 31, 2008	December 31, 2007

Leased equipment	5.25 yrs	$223,750	$223,750
Less: Accumulated depreciation		(155,825)	(147,834)
Leased equipment, net		$67,925	$75,916

Depreciation expense for the three months ended March 31, 2008 and 2007 was $7,991 and $7,991, respectively. The equipment is held as collateral on the underlying lease.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

Intangible Assets - The Company classifies its intangible assets as definite-life intangible assets and amortizes them on a straight-line basis over their estimated useful lives.  Amortization expense of $42,708 and $0 was recorded for the three months ended March 31, 2008 and 2007, respectively.

Goodwill - On September 8, 2005, the Company recorded goodwill of $896,570 in connection with the acquisition of Interim Health Care of Wyoming as the purchase price of $904,006 exceeded the $7,436 net book value of the assets acquired.  On September 30, 2006, the company recorded additional goodwill of $99,265 in connection with the Phase I Incentives.

On March 1, 2007, the Company recorded goodwill of $16,970,100 in connection with the acquisition of Webmayhem Inc. as the assumption of liabilities exceeded assets by $319,230 plus the purchase price of $16,650,870.  On December 31, 2007, the Company recorded additional goodwill of $1,818,532 in connection with Milestone I, and subsequently adjusted on March 24, 2008 to $1,547,535 upon actual issuance of stock.

On April 3, 2007, the Company recorded goodwill of $837,700 in connection with the asset purchase of PNPP as the assumption of liabilities exceeded assets by $52,086 plus the purchase price of $785,614. On December 31, 2007, the Company recorded additional goodwill of $131,311 and $5,680 on March 24, 2008 in connection with achieving certain financial results and meeting the contingent purchase price contingency.

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

On January 10, 2008, the Company recorded goodwill of $190,900 in connection with the purchase of operations of iClipx, as the purchase price exceeded the $475,000 of assets acquired.  The purchase price, totaling $665,900 consisted of cash of $12,500 and restricted common stock valued at $653,400.

The following is a summary of goodwill:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2008	2007

Goodwill at beginning of period	$20,724,986	$945,795

Goodwill from acquisition of iClipx	190,900	-

Goodwill from acquisition of Webmayhem Inc.	(270,997)	18,810,180

Goodwill from acquisition of PNPP	5,680	969,011

Goodwill at end of period	$20,650,569	$20,724,986

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

On October 27, 2006, the Company closed a Subscription Agreement by which three institutional investors purchased a) a 5% convertible notes payable having a total principal amount of $2,375,000, convertible into  common shares of the Company at $2.00 per share and maturing April 27, 2008; b) Class A Warrants to purchase a total of 593,750 shares of common stock, at $2.50 per share, exercisable for three years, and c)Class B Warrants to purchase a total of 1,187,500 shares of common stock at $2.00 per share, exercisable until 180 days after the effective date of the Registration Statement. As the conversion price for the note was below the fair value of the common stock on the date issued, the Company recorded a discount on the note for beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5. The fair value of the beneficial conversion feature and Class A and Class B warrants were reduced on a pro-rata basis to the $2,375,000 proceeds received from the subscription and recorded as a discount against the note.  The $968,000 discount on the beneficial conversion feature is being amortized as interest expense over the term of the note. As of March 31, 2008, the Company has amortized $2,261,405 of the discount with the remaining $113,595 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.

The Class A Warrants and Class B Warrants were valued using the Black-Scholes pricing model using the following weighted average assumptions 77.19% volatility, 1.33 years expected life, 5.08% risk free interest rate and expected dividend yield of zero.

In April 2007, Interim signed a $127,099 note payable to a bank.  The note is unsecured, and accrues interest at 8.25% per annum.  At March 31, 2008, the note has a remaining principal balance of $82,727.  During the three months ended March 31, 2008 and 2007, interest expense on the note payable amounted to $1,965 and $0, respectively.

NOTE 6 - LEASES

Capital Lease - The Company is leasing equipment on a 63-month capital lease terminating in August 2008. Monthly payments of $3,750 began in June 2003 and a payment of $54,688 is due at termination if the Company elects to purchase the equipment. At March 31, 2008, the Company had recorded equipment on capital lease at $223,750 with related accumulated depreciation of $155,825. During the three months ended March 31, 2008 and 2007, depreciation expense for equipment on capital lease amounted to $7,991 and $7,991, respectively, and has been included in depreciation expense.  During the three months ended March 31, 2008 and 2007, interest expense on capital lease obligation amounted to $1,375 and $2,044, respectively.

Operating Lease - The Company leases office space, in Pittsburgh, Pennsylvania, on a month to month basis for of $4,033 a month. The Company leases additional office space in Casper, Wyoming from the former owner of Interim Healthcare of Wyoming, Inc. and current shareholder, on a month to month basis for $4,750 a month.  The Company leases space in Douglas Wyoming, on a month to month basis for $120 a month.  The Company leases space in Hollywood California, on a month to month basis for $1,500 a month. The Company further leases space in Billings, Montana for of $1,350 a month through February 2011.

NOTE 7 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of March 31, 2008, the Company had 6,136 Series A Preferred shares issued and outstanding. The Series A Preferred shares have no voting rights, with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Preferred shares dividend and any damages are convertible into common shares at $2.05 per common shares.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK (Continued)

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

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value.  As of March 31, 2008, the Company had 44,611,828 common shares issued and outstanding.

On February 1, 2008, the Company issued 250,000 restricted common shares valued at $670,000 for consulting services.

On February 6, 2008, the Company issued 220,000 restricted common shares valued at $653,400 to acquire the operations of iClipx Inc.

On February 12, 2008, the Company issued 13,296 common shares in payment of a $25,000 note payable and $1,592 of accrued interest.

On February 29, 2008, the Company issued 49,000 common shares upon the exercise of options valued at $134,750 to consultants for services rendered.

On February 29, 2008, the Company issued 5,000 restricted common shares valued at $13,750 for consulting services.

On March 5, 2008, the Company issued 4,715 restricted common shares upon notice of conversion of 11 shares of Series A Preferred Stock.

On March 5, 2008, the Company issued 688 restricted common shares in payment of all dividends accruing on the shares of Series A Preferred stock that was converted on March 5, 2008.

On March 24, 2008, the Company issued 49,038 restricted common shares valued at $106,412 for Professional Nursing Personnel Pool attainment of the Milestones.

On March 24, 2008, the Company issued 1,000 common shares upon the exercise of options valued at $2,170 to consultants for services rendered.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK (Continued)

On March 24, 2008, the Company issued 713,150 restricted common shares valued at $1,547,535 for Webmayhem Inc. attainment of Milestone I.

On March 24, 2008, the Company issued 1,907 restricted common shares valued at $4,138 for consulting services.

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

NOTE 8 – STOCK OPTIONS AND WARRANTS

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a 2008 Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 400,000.  At March 31, 2008, no options were available to be granted under the 2008 Key Employee Plan.  During the three months ended March 31, 2008, the Company granted 400,000 options.

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan").  Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Plan may not exceed 200,000.  At March 31, 2008, 5,000 options were available to be granted under the 2008 Plan.  During the three months ended March 31, 2008, the Company granted 190,000 options.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS  (Continued)

2007 Key Employee Stock Option Plan - During 2007, the Board of Directors adopted a 2007 Key Employee Stock Option Plan ("2007 Key Employee Plan").  Under the terms and conditions of the 2007 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Key Employee Plan may not exceed 200,000.  At March 31, 2008, no options were available to be granted under the 2007 Key Employee Plan.  During the three months ended March 31, 2008 and 2007, the Company granted no options.

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan").  Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000.  At March 31, 2008, 34,745 options were available to be granted under the 2007 Plan.  During the three months ended March 31, 2008 and 2007, the Company granted no options.

2005 Stock Option Plan - During 2005, the Board of Directors adopted a Stock Option Plan ("2005 Plan").  Under the terms and conditions of the 2005 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2005 Plan may not exceed 220,000.  At March 31, 2008, total options available to be granted under the 2005 Plan totaled 95.  During the three months ended March 31, 2008 and 2007, the Company granted 0 and 17,400 options, respectively, which were immediately exercised for service valued at $0 and $54,174, respectively.

The fair value of option grants during the three months ended March 31, 2008 and 2007 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the three months ended March 30, 2008 and 2007 were as follows:

	2008	2007
Dividend yield	0%	0%
Expected life	4 yrs	5 yrs
Expected volatility	85.6%	65.6%
Risk-free interest rate	3.80%	4.65%

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of options granted at March 31, 2008, and changes during the period then ended are as follows:

	For the Three Months Ended
	March 31, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	427,500	$2.06	7.5 years	$185,625
Granted	595,000	2.11	7.4 years	172,550
Exercised	(50,000)	-	-	136,920
Forfeited	(25,000)	2.59	-	-
Expired	-	-	-	-
Outstanding at end of period	947,500	2.20	7.9 years	189,500
Vested and expected to vest in the future	947,500	2.20	7.9 years	189,500
Exercisable at end of period	562,500	2.12	8.8 years	157,500
Weighted average fair value of options granted	947,500	$2.20	7.9 years	$189,500

The Company had 40,000 non-vested options at the beginning of the period with a weighted average exercise price of $2.67.  At March 31, 2008 the Company had 375,000 non-vested options with a weighted average exercise price of $2.32.

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $136,920 and $54,174, respectfully.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2008 (for outstanding options), less the applicable exercise price.

During the three months ended March 31, 2008 and 2007, the Company recorded $157,516 and $49,070 of non-cash compensation expense related to the vested stock options issued to employees.

For the three months ended March 31, 2008 and 2007, the Company recorded non-cash compensation cost of $136,920 and $54,174 for vested and exercised options issued to employees and consultants.

Warrants - A summary of the status of the warrants granted is presented below for the three months ended:

	March 31, 2008		March 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,123,851	$2.42	3,193,331	$2.05
Granted	400,000	2.85	-	-
Exercised	-	-	(246,465)	1.30
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	4,523,851	$2.46	2,946,866	$2.11

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

On March 15, 2008, the Company issuance of 400,000 warrants to extend the maturity date of three notes payable to April 28, 2009.  The Company recorded a $263,483 non-cash expense related to the Fair Market Value of the 400,000 warrants.

On February 8, 2007, the Company recorded $269,472 of compensation expense related to the extension of certain warrants.

During February 2007, the Company extended the expiration of 366,666 warrants from February 8, 2007 to June 14, 2007 and recorded $420,138 in compensation expense.

NOTE 9 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months
	Ended March 31,
	2008	2007
Net loss (numerator)	$(2,644,450)	$(1,794,129)
Accrued dividend	(107,380)	-
Net loss available to common shareholders (numerator)	$(2,751,830)	$(1,794,129)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	43,682,477	36,090,859

At March 31, 2008, the Company had 4,523,851 warrants outstanding to purchase common stock of the Company at $2.00 to $2.85 per share, the Company had 947,500 options outstanding to purchase common stock of the Company at $1.59 to $2.89 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 1,022,356 shares of common stock, [See Note 5], and a 7% cumulative Series A Preferred shares wherein the holder could convert the note into a minimum of 2,993,170 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

At March 31, 2007, the Company had 2,946,866 warrants outstanding to purchase common stock of the Company at $1.25 to $3.41 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 1,187,500 shares of common stock, [See Note 8], which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at March 31, 2008 operating loss carryforwards of approximately $22,000,000 which may be applied against future taxable income and which expires in various years through 2027.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (Continued)

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $11,200,000 as of March 31, 2008, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the three months ended March 31, 2008 approximated $700,000.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Contingent Consideration for the Acquisition of the assets of Switchpod Technology   As part of the Switchpod acquisition, the Company agreed to issue additional shares of common stock upon Switchpod obtaining certain milestones.  The second incentive would include the seller to receive an additional 12,500 “unregistered” and “restricted” common shares per month up to a maximum of 200,000 common shares, if during the second year following the completion of the acquisition, Switchpod delivers 1,000,000 digital media downloads per month in excess of the number of digital media downloads per month as of May 31, 2007 or 5,000,000 digital media downloads per month.

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

Contingent Consideration for the Acquisition of the operations of iClipx  As part of the purchase agreement, the Company agreed to issue additional shares of common stock upon iClipx achieving certain financial results.

Wizzard agreed to issue an additional 200,000 “unregistered” and “restricted” shares of its common stock should iClipx obtain gross revenue of at least $300,000 through June 30, 2009.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SEGMENT REPORTING

The Company’s operations are divided into two independent segments – software and healthcare. The Company does not have any inter-segment revenues and the Company uses the same accounting principles used to prepare the consolidated financial statements for both operating segments.

Software - The Company attributes revenues from the development, sale, and service of custom and packaged computer software products at the time the product is shipped and collections are likely and from digital media publishing services at the time the service is provided.

Healthcare - The Company attributes revenue from the development, sale, and service of talking prescription pill bottles and healthcare services at the time the services are rendered and collections are likely.

The following is a summary of the Company’s operations by segment for the three months ended March 31, 2008 and 2007:

	2008			2007
	Software	Healthcare	Total	Software	Healthcare	Total
Net revenues	$655.347	$1,013,131	$1,668,478	$297,101	$428,825	$725,926
Cost of sales	420,771	580,866	1,001,637	171,547	297,046	468,593
General and administrative	2,183,334	245,251	2,428,585	808,002	130,889	938,891
Selling	213,449	11,294	224,743	157,587	44,147	201,734
Research and development	35,253	-	35,253	52,178	-	52,178
Compensation for re-pricing/extension of warrants	-	-	-	689,610	-	689,610
Other income	35,997	3,278	39,275	20,931	2,745	23,676
Interest expense	658,430	3,555	661,985	190,681	2,044	192,725
Income tax benefit/(expense)	-	-	-	-	-	-
Net income (loss)	$(2,819,893)	$175,443	$(2,644,450)	$(1,751,573)	$(42,556)	$(1,794,129)

Total assets	24,644,905	2,145,797	26,837,794	19,855,102	626,028	20,481,130
Depreciation expense	12,800	9,774	22,338	5,963	13,100	19,063

NOTE 13 - SUBSEQUENT EVENT

On April 15, 2008, the Company issued 9,792 restricted common shares valued at $21,249 for Professional Nursing Personnel Pool attainment of the Milestones.

On April 15, 2008, the Board of Directors approved the 2008 Key Employee Stock Option Plan and authorize the issuance of 400,000 shares under the 2008 Key Employee Stock Option Plan, effective February 22, 2008.

On May 5, 2008, the Company issued 20,000 common shares in payment of a $40,000 note payable.

On Mary 7, 2008, the Company issued 13,296 common shares in payment of a $40,002 note payable and $5,148 of accrued interest.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Highlights of First Quarter, 2008

Our business, for the last eleven years, has been focused on the speech recognition technology industry.  As a result of our commitment to speech technologies, we have been able to position ourselves as a leader in the fast growing digital media aggregation, syndication and advertising industry currently taking shape on the internet. Using sophisticated speech recognition technologies, we are able to offer advertisers highly targeted advertising packages from the 10,000+ digital media 'shows' hosted and published using Wizzard Media's products and services.  Below is an update of our entire business, from our most recent entry into digital media where we expect most of our future growth to occur, to our legacy businesses of offering core speech engine tools for developers and speech technology solutions for the healthcare industry.

1.     GENERAL & ADMINISTRATIVE

In the first quarter of 2008, Wizzard achieved one of its long sought after goals:

•

Wizzard Approved for Listing on the American Stock Exchange

•

Wizzard Begins Trading on American Stock Exchange

2.     WIZZARD MEDIA

Wizzard Media is the one year old division for our digital media business.  Wizzard Media is focused on the digital media industry and how speech technology, when used effectively, can have a significant impact on the industry by providing a safe means for advertisers to promote their brands in professional and semi-professional content.  By incorporating speech recognition into the digital media mix, Wizzard can search through a transcript of every participating show using our publishing platform and offer targeted keyword advertising to national brands and provide monetization of digital content for our publishers and for Wizzard.  Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS as a distribution method.  The network received over 450 million download requests for shows in 2006 and surpassed one billion download requests in 2007.  In the first quarter of 2008, we received approximately 275,000,000 download requests for shows.  Wizzard's publishing platform grew by over 1,268 new shows in the first quarter of 2008 with 51,961 new episodes added across the network.  With the continuing success of Apple's iPod, iPhone and Apple TV 2.0 along with new RSS aggregators from Adobe and other companies, we expect the number of content publishers using our service and the number of consumers watching the shows we distribute to continue to grow rapidly.  The total number of episodic shows published through Wizzard Media grew to 11,807 in the first quarter of 2008 with over 500,000 individual episodes in syndication.  Wizzard's LibsynPRO Enterprise service grew by 10 network publishers in the first quarter of 2008 including one of the top three software companies in the world.  We continue to receive positive feedback from major media publishers for our new LibsynPRO Enterprise publishing and advertising platform.

     Wizzard Media - Distribution

In the first quarter of 2008, Wizzard Media received over 275,000,000 media download requests from a wide variety of distribution outlets to which Wizzard syndicates content.  The Wizzard Media network received over 3,050,000 million requests for shows per day in the first quarter for a total of approximately one million hours of daily programming.  These shows are consumed by over ten million people around the world creating what management believes is a very compelling platform for advertisers.

Currently, Wizzard Media distributes digital shows for our producers to a variety of web portals and content aggregators including: Wizzard.tv, Veoh.com, Apple TV (Featured Provider), iTunes (Featured Provider), Second Life, iPhone, YouTube (Partner Channel), Google (Affiliate Network), Daily Motion (Featured Channel), Zune Marketplace, Sandra Carter Global (traditional TV), Media Rights America (cell phone) and Facebook.  Some of these partner channels were created solely to expand audience reach and some both expand audience reach and generate revenues for Wizzard and our publishers.

In the first quarter of 2008, Wizzard announced a content licensing and advertising agreement with YouTube. As a YouTube content partner, Wizzard will have our own branded channel that will enable users to access streaming video from the Wizzard Media Network.  Through this agreement, YouTube will run ads against the shows in Wizzard's YouTube Channel and share with Wizzard any ad revenue generated.  In addition to the ad revenue generated by increased audience and advertising opportunities, the agreement with YouTube will also allow for content from the Wizzard Media Network to be incorporated into the Google AdSense Network.  Through this program videos from the Wizzard Media Network are blanketed across thousands of websites participating in the Google AdSense service.  Wizzard will receive a share of revenues for certain ads displayed in connection with the playback of the videos.  Wizzard will share a percentage of these revenues collected with the publishers.

While we continue to see strong U.S. demand for the shows we syndicate, we are seeing significant increased demand internationally.  Below is a breakdown of top international countries for consumption and growth (does not include U.S. figures):

Top Countries for Download Requests

Top Countries for Download Growth

Country

Percent of total Downloads

Canada

  4.2%

Great Britain

  3.2%

China

  3.1%

Japan

  1.7%

Germany

  1.6%

Austria

  1.6%

France

  1.2%

Spain

  1.2%

Mexico

  0.7%

Italy

  0.6%

Netherlands

  0.5%

Switzerland

  0.5%

Korea

  0.5%

Singapore

  0.4%

Sweden

  0.3%

Brazil

  0.3%

Puerto Rico

  0.3%

Belgium

  0.3%

Norway

  0.2%

Country

Quarterly Growth Percentage

Colombia

66.35%

Ecuador

52.06%

Puerto Rico

46.71%

South Korea

43.94%

Switzerland

41.78%

Norway

38.85%

Eritrea

38.65%

Japan

36.09%

Turkey

35.62%

UAE

33.78%

Czech Republic

33.64%

Romania

33.62%

Finland

32.95%

Saudi Arabia

31.89%

Austria

31.80%

Australia

31.58%

Portugal

29.88%

Germany

28.98%

Poland

28.01%

     Wizzard Media - Advertising

In the first quarter of 2008, Wizzard launched six new advertising campaigns and continued to run two from the fourth quarter of 2007.  These campaigns run across multiple shows bringing the total number of advertising campaigns launched to date to 16.  Also in the first quarter, Wizzard closed its second advertising deal with the U.S. Navy for an eight month run targeting medical professionals while at the same time delivering our first ever international geographically targeted ad campaign for a U.K. based advertiser.

In the first quarter of 2008, Wizzard's new technical advertising insertion system, able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, was used successfully for several campaigns.  Using this new system, the Wizzard Media Network had the capability to deliver over four hundred and forty nine million (449,468,578) advertisements in the first quarter.  Wizzard announced more than 8.6 million ad insertions were delivered across the network in the first quarter of 2008 as a result of multiple advertising campaigns in our first real quarter of ad sales.  As Wizzard continues to ramp up its advertising sales efforts our long term goal is to fill 35% of all available inventory for any given quarter.

Client results of our largest advertising execution to date were excellent in management's opinion and we expect more buys from the client in the future. Wizzard's Data Research department has increased the number of completed audience surveys to over 40,000 which is a critical component in the data driven advertising industry and the information will be used by our ad sales team extensively. Wizzard's ad sales team currently consists of five individuals in Los Angeles, Chicago and New York who have been aggressively courting media buyers through extensive education sessions raising awareness of digital media advertising opportunities delivered via subscribable, episodic RSS.  Wizzard plans to launch an advertiser awareness marketing campaign to support our ad sales efforts in the second quarter of 2008.

In the first quarter, 2008, our publisher recruiting efforts resulted in the addition of 50 new shows joining the Wizzard Media Advertising Network. These 50 shows had a total of 4,515,876 Nielsen download requests per month. As of March 31, 2008, 647 publishers have signed up for Wizzard's advertising network.  Wizzard Media currently has 20 distinct ad categories we take to market with more than 450 shows available in those categories.  Our efforts to date have been focused on the top 456 shows using our publishing platform which represent 86.7% of all global download requests. Of these 456 shows, 213 (46%) have signed up for the Wizzard advertising network representing 70.1% of the most coveted traffic for advertising sales. Wizzard will continue to aggressively market our advertising network to the remaining 56% of the desired publishers not already signed up through our Publisher Relations team.  Wizzard expects to achieve 20% quarterly growth in this area going forward.

Month    Potential Ad Impressions

10/07

118,789,270

11/07

129,220,048

12/07

137,212,313

1/08

 155,842,635*

2/08

145,449,788

3/08

148,176,155

*January is historically a strong month for downloads.

Formula: Nielsen certified downloads x 2.5 (to take into account pre-roll and post-roll position, and 50% of all downloads capable of handling 1 mid-roll ad)

Nielsen Certified Downloads for Ad Network

Jan

62,337,054*

Feb

58,179,915

March

59,270,462

*January is historically a strong month for downloads.

Growth from 4th Q 2007 to 1st Q 2008 in Nielsen Impressions

Q4 2007 Nielsen Impressions

150,078,460

Q1 2008 Nielsen Impressions

179,787,431

Growth

 29,708,971

(19.80%)

Survey Response Breakout for Demographic Purposes

Q4 2007 Total Survey Responses

21,203

Q1 2008 Total Survey Responses

38,754

Growth

17,551

(82.78%)

Based on these surveys we have found the core audience demographic to be:

Age

25-34

27.14%

35-44

17.70%

Sex

Male

70.07%

Race

Caucasian

78.96%

Household Income

$100,000 - $199,999

19.69%

Consumption Device

Computer

57.09%

Mobile (iPod, Zune)

33.20%

You have watched or listened to the following number of episodes of this show:

Almost all

22,570

Around half

  3,565

Less than half

  4,049

A few

  5,817

Wizzard believes this demonstrates the enormous potential of episodic media on the internet with most people watching all of the current and previous episodes of a given show.

Generally, when watching or listening to this show you watch:

100%

32,444

Around 75%

  2,536

Around 50%

     690

Around 25%

     308

Less than 25%

     743

Wizzard believes this demonstrates strong engagement between consumer and the content we distribute as most consumption trends tend to demonstrate more multi tasking when it comes to watching TV or the radio (switch channels often).

Generally, you listen to or watch each episode:

Once

24,199

Twice

  7,879

Three+

  4,635

Wizzard believes this data demonstrates engagement with the show and excites advertisers knowing that their brand message will be heard more than once by almost 50% of the audience at no additional cost.

You have been watching or listening to this show for:

Two or more years

31.65%

Between one and two years

26.39%

Less than one year

41.95%

Wizzard believes this data demonstrates renewed growth in RSS digital media consumption with 41% of respondents being new to the medium while at the same time it demonstrates the "stickiness" of the medium with 31% having been consuming entertainment this way for over two years.

     Wizzard Media - Content

Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS as a distribution method.  Wizzard's publishing platform grew by over 1,268 new shows in the first quarter of 2008 with 51,961 new episodes added across the network.  The total number of shows published through Wizzard Media grew to 11,807 in the first quarter of 2008 with over 500,000 individual episodes in syndication.  With the continuing success of Apple's iPod, iPhone and Apple TV 2.0 along with new RSS aggregators from Adobe and other companies, we expect the number of publishers using our service and the number of consumers watching the shows we distribute to continue to grow rapidly.  Wizzard's LibsynPRO enterprise service grew by 10 network publishers in the first quarter of 2008 including one of the top three software companies in the world.  We continue to see extremely positive reception by major media publishers for our new LibsynPRO publishing and advertising platform.

Some of the more notable shows joining Wizzard Media in the first quarter of 2008 were:

•

Podiobooks - a collection of over 200 different digital novels

•

Phidipidations - a popular exercise show

•

Vital Signs, Joint Bone Journal Summary (JBJS) and MedPod101 - specific for the U.S. Navy Medical advertising campaign

•

Webkinz – a show for kids related to the Webkinz dolls

•

10th Wonder - the leading fan show on the TV show Heroes

•

Mashable – the official show for the hugely popular blog Mashable.com

In connection with acquisition of iClipx, in the first quarter of 2008, Wizzard retained Skip Fredricks as SVP of Content Development.  Fredricks has won 40 Telly Awards in addition to two Emmy nominations.  As part of the acquisition, Wizzard also obtained over 200 hours of extreme sports content and will begin syndication in the second quarter of 2008.  Fredericks brings a network of industry relationships and will continue to professionally produce live extreme sports content for distribution by Wizzard over a broad range of new media outlets including streaming web video, cell phones and RSS.

     Wizzard Media – Personnel

•

Hired one junior advertising sales representative in NYC

•

Hired two junior engineers for the technical development team

•

Hired Skip Fredericks as SVP of Content Development

•

Hired John Lisovitch as VP of Business Development

Skip Fredricks professionally produces live extreme sports content for distribution over a broad range of new media outlets including streaming web video, cell phones and RSS. In addition to distribution of content, Fredricks brings exclusive distribution rights to over 60 national extreme sporting events, including The USA Surf & Turf Jet Ski Tour and the X-Fest Motocross Tour, and has secured a number of premier brands as sponsors for these events in previous years, including Panasonic, Coca-Cola, Red Bull, Ford and Chevrolet.

In the first quarter of 2008, Wizzard hired John Lisovitch as VP of Business Development.  Prior to joining Wizzard, Lisovitch led alliance development in North America with Oberon Media, the leader in casual games digital distribution. He was instrumental in identifying and winning partnerships among major ISPs, web portals, cable operators, telcos, affinity sites, and high-traffic destinations. Client wins included Comcast, Verizon, Lycos, Playboy Enterprises, a number of IAC Interactive properties, and a host of others. Prior to joining Oberon he was Director, Business Development, for Icon Nicholson New York, the U.S. headquarters for Amsterdam-based IconMediaLab, a global high-end web development, applications, and systems integrator. Clients included the Holy See Internet Commission and the Vatican Museums; the Benetton Group in Treviso, Italy; AOL; and Honeywell.

     Wizzard Media - Press

Wizzard Media utilizes the public relations firm of INK to secure press placements and work closely with Wizzard's advertising public relations firm, Braff Communications.  As a result of their efforts combined with internal efforts, in the first quarter Wizzard secured mentions in: Online Media Daily, Media Post, Podcasting News, Cynopsis Digital, Ad Age, Mashable, Pittsburgh Tribune Review, Digital Podcast, ReadWriteWeb, WebProNews and the Pittsburgh Tribune-Review.

     Wizzard Media - Technology

In October, 2007, Wizzard's engineers completed the design and development of a new, highly targetable audio and video ad insertion technology.  This advertising insertion system is state of the art with the ability to insert advertisements as pre-roll, post roll as well as inside a show itself to deliver advertisements in the traditional TV and radio formats along with the ability to target specific cities, countries or regions around the world.  The stitching of the show files is a very complex task and management believes this new advertising insertion system gives Wizzard Media advertising sales team a substantial competitive advantage. As of March 31, 2008, the ad insertion system is working extremely well and has delivered on numerous campaigns to date.

In 2007, Wizzard's engineers produced a speech recognition platform for show transcription to be used for advertising targeting.  Implementation into the entire Wizzard Media network has begun in the second quarter of

2008 along with the development of a front-end search engine for internal use.  This system was the driving factor in Wizzard's entree into the digital media industry.  Using sophisticated speech recognition engines and complex algorithms, our team can now identify the most relevant shows and specific episodes for advertisers.  Having the ability to drill down into a huge amount of shows using keyword searches allows us to provide a highly targeted advertising opportunity for marketers.  After using the system and showing it to several key advertisers, we believe this system can achieve and surpass our most ambitious expectations.  As of the writing of this document, the following is a chart of key statistics generated by the Wizzard Speech System for Digital Media:

Wizzard Speech System for Digital Media Statistics

Number of Total Words Captured

108,481,416

Number of Shows Transcribed

1,615

Number of Episodes Transcribed

32,515

Minutes of Processed Content

757,802

Number of Unique Words Captured

33,208

Additional technical developments in the first quarter of 2008 include:

•

Development and delivery of third party website for LibsynPRO

•

Two updates to LibsynPRO version 2 released to beta users

•

Began migration of users from v1.0 to v2.0 of LibsynPRO

•

Wizzard Media Platform statistics data warehouse project started (50% complete)

•

Wizzard Media Player project (flash media player) started (75% complete)

•

Wizzard Media Tools project started (75% complete)

•

Wizzard Media Ad-ops project redesign started (80% complete)

•

Libsyn classic stats system upgraded (v.1.6) to much praise from community

•

New publisher support system installed and data migrated from legacy system

•

New publisher community forum installed and data migrated from legacy system

•

WizzSystem: several new services and improvements were done

•

WizzSystem: WMA/WMV conversion is completed for radio station

•

WizzSystem: research started on how to attached external mp4 files

3.     SPEECH TECHNOLOGY & SERVICES GROUP

Wizzard Software's legacy Speech Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T, as well as through internal internet marketing efforts through Google, Yahoo and other major internet search engines.

In the first quarter of 2008 Wizzard's T&S Group achieved a 17% increase in revenue over the first quarter of 2007.  The T&S Group continues to focus its efforts on core assistive application and medical dictation markets and continues to add new customers in the language learning and website audio file distribution categories.  The website audio file distribution category currently shows the most promise for expanded business going forward.

Management believes a shift in customer demand is fully underway from the purchase of stand alone speech engine applications to a more hosted services type offering.  We believe we are well positioned to capture the growing demand for hosted speech solutions with our recently announced server based text to speech offerings as well as our server based speaker independent speech recognition products.

The Speech Technology & Services Group's immediate focus is to increase revenue and be a preferred supplier of speech technologies to large businesses worldwide, emphasize great technologies, competitive prices and high quality support to the speech development community as well as offering non-technical hosted speech conversion services to companies that have subscriber bases in fast growing market segments.

4.   SPEECH GROUP - HEALTHCARE

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

Billings hired a new director of healthcare services recently who comes with extensive local healthcare management experience.  As a result, Interim has realized the addition of two new services: providing skilled assessment and supervision of patients at local testing facilities, and local foot clinics.  We expect these two new services to impact revenues over the next two quarters.

Interim Casper continues to provide home care and staffing services.  Staffing services has experienced a slight decline in the last quarter but as Casper is seeing the opening of two new facilities in the first six months of 2008, opportunities are expanding.  Casper staffing is exploring the potential of new facilities for use of supplemental services.

Overall, internal operations have been given greater structure.  Employee hiring processes and record keeping have been fine tuned.  Drug screening of employees upon hire and random quarterly screening have been implemented.  Home care client files have been restructured improving timely communication in the office and maintaining the access to information in the home.  Promotional activities are escalating as the offices experience stability in day to day operations and as we embark on a new business in Insurance Physicals.

Our home healthcare business continues to be a strong revenue generator for our Company as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.  Although this has been a gradual process, we believe that we are building a solid business that will offer a complimentary package of new technology and traditional services. Recruiting and retaining nurses continues to be one of the biggest challenges for our home healthcare businesses and we plan to continue our aggressive marketing efforts to satisfy our customers' demands.

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

Results of Operations

Three Months Ended March 31, 2008 and 2007.

During the first quarter ended March 31, 2008, Wizzard recorded revenues of $1,668,478, a 130% increase from revenues of $725,926 in the first quarter of 2007. The increase for the first quarter of 2008 was due primarily to the expansion through acquisitions of our digital media publishing and healthcare operations.

Cost of goods sold totaled $1,001,637 in the first quarter of 2008, versus $468,593 in the first quarter of 2007.  This increase of 114% is attributed primarily to expenses related to the expansion through acquisition of our digital media publishing and healthcare operations.  Wizzard posted a gross profit of $666,841 during the first quarter of 2008, versus a gross profit of $257,333 in the first quarter of 2007, an increase of 159%.

In the first quarter ended March 31, 2008, operating expenses totaled $2,688,581 which was a 125% increase from operating expenses of $1,192,803 in the first quarter of 2007.  Broken down by line item our operating expenses were:

Selling expenses in the first quarter of 2008 were $224,743 versus $201,734 in 2007.  This 11% increase was due to the addition of personnel with the development of our digital media publishing and media business, and home healthcare operations.

General and administrative expenses were $497,320 in 2008 versus $192,658 in 2007, an increase of 158%, due primarily to the listing fee of the American Stock Exchange and the additional expenses with the acquisition of the digital media publishing and home healthcare operations.  Salaries, wages and related expenses increased to $762,945 in 2008 from $322,088 in 2007, an increase of 137%, due to the addition of personnel with the development of our digital media publishing and media business, and home healthcare operations. Consulting fees increased to $1,168,320 in 2008 from $424,145, an increase of 175% due primarily to an increase in investor relations services and consulting fees related to the digital media publishing operations. Research and Development expenses in the first quarter were $35,253 versus $52,178 in 2007.

Other expenses of $622,710 versus $858,659 in the first quarter of 2007 consisted primarily of interest expense.  This decrease is due to recording $689,610 of non-cash interest expense for the extension and re-pricing of warrants during the first quarter of 2007, off-set by $368,563 of non-cash interest expense for the accretion of the discount on notes payable during the first quarter of 2008 versus $161,400 during the first quarter of 2007.

Wizzard's net loss available to common shareholders was $2,751,830, or $0.06 per share, in the quarter ended March 31, 2008.  This represents a 53% increase from our net loss of $1,794,129, or $0.05 per share, in the first quarter of 2007. During the first quarter of 2008, non-cash expenditures totaled $1,581,244, a 27% increase from non-cash expenditures of $1,244,042 in the first quarter of 2007.

The following is a summary of non-cash expenditures:

	For the Three
	Months Ended
	March 31,
	2008	2007
NON-CASH EXPENDITURES
Amortization of discount on notes payable	368,563	161,400

Re-pricing and extension of warrants	-	689,610
Stock option grants	157,516	47,090
Depreciation and amortization expense	65,282	19,063
Interest expense paid with stock	1,592	-
Issuance of warrants to extend notes	263,483
Non-cash expense	856,436	917,163
Expenditures paid with issuance of stock	724,808	326,879
Total non-cash expenditures	1,581,244	1,244,042

Liquidity and Capital Resources.

Cash on hand was $4,603,774 at March 31, 2008, an increase of $2,628,973 over the $1,974,801 on hand at March 31, 2007.  Cash used in operations for the three months ended March 31, 2008, was $1,323,708, an increase of 68% over the $788,681 cash used in operations for the three months ended March 31, 2007.  Cash used in investing activities was $87,479 primarily for the purchase of equipment during the three months ended March 31, 2008.

Cash used in financing activities was $21,248 use for payment of the capital lease and note payable during the three months ended March 31, 2008.  In the first three months of 2007, the Company received $320,090 from the issuance of common stock versus $0 for 2008.

The Company used common stock to pay $724,808 in consulting and investor relations services during the three months ended March 31, 2008. In doing so, management believes we have conserved Wizzard's cash liquidity for operational and expansion purposes.

The Company believes it is still in the early stages of the new and developing speech technology market and digital media publishing services, and estimates it will require approximately $350,000 per month to maintain current operations and grow our digital media business.

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

Safe Harbor Statement.

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the digital media, home healthcare and speech recognition software industries, our ability to continue to develop products and services acceptable to those industries, our ability to retain our business relationships, and our ability to raise capital and the growth of the digital media, home healthcare and speech recognition software industries, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets", "tend" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the digital media, home healthcare and/or speech recognition technology industries, the development of products and/or services that may be superior to the products and services offered by the Company, competition, changes in the quality or composition of the Company's products and services, our ability to develop new products and services, our ability to raise capital, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are not subject to financial market risk exposure related to changes in interest rates as our debt is at a fixed rate of interest.

Item 4. Controls and Procedures.

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

In connection with management’s assessment of the effectiveness of our internal controls over financial reporting as of March 31, 2008, management identified a material weakness relating to its policies and procedures to insure the accuracy of the valuation and appropriate recording of compensation for the issuance of stock-based compensation and the extension of warrants was inadequate to ensure the valuation and accuracy of recording compensation.  As a result, the Company’s net loss was understated by $420,138 in the first quarter of 2007.  This material weakness resulted in the reasonable possibility that a material misstatement of our interim financial statements would not be prevented or detected, and resulted from not having a procedure in place to independently review the calculation of stock-based compensation and the extension of warrants.  During the first quarter of 2008, the Company has implement the control procedure to have the compensation calculation for stock based compensation and the extension of the life of warrants reviewed by an individual, with adequate accounting expertise, and independent of the preparer of the original calculation.

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), except as noted below, occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of 2008, the Company has implement the control procedure to have the compensation calculation for stock based compensation and the extension of the life of warrants reviewed by an individual, with adequate accounting expertise, and independent of the preparer of the original calculation.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Risks relating to our business and our common stock are described in Item 1A of our Annual Report on Form 10-K for the calendar year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008.  During the quarterly period ended March 31, 2008, there were no material changes in these risk factors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the three month period ended March 30, 2008, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description
Arthur Douglas and Associates	2-1-2008	200,000	Services rendered
Genesis Microcap	2-1-2008	50,000	Conversion of Note Payable at $2.00
Gary Hohman	2-6-2008	55,000	Acquisition of iClipx
John Acunto	2-6-2008	55,000	Acquisition of iClipx
Skip Fredericks	2-6-2008	110,000	Acquisition of iClipx
Alpha Capital	2-12-08	13,296	Conversion of Note Payable at $2.00
Bruce Phifer	2-29-08	5,000	Services Rendered
David Chekan	3-24-08	139,389	Milestone I - Webmayhem
Matthew Hoopes	3-24-08	139,389	Milestone I - Webmayhem
David Mansueto	3-24-08	139,389	Milestone I - Webmayhem
Martin Mulligan	3-24-08	139,389	Milestone I - Webmayhem
Fakespace Labs	3-24-08	32,606	Milestone I - Webmayhem
L. Blunt Jackson	3-24-08	16,303	Milestone I - Webmayhem
Christopher MacDonald	3-24-08	45,648	Milestone I - Webmayhem
Neil Roseman	3-24-08	36,583	Milestone I - Webmayhem
Robert Leppo	3-24-08	8,151	Milestone I - Webmayhem
Charles Mansueto	3-24-08	16,303	Milestone I - Webmayhem
Elizabeth Montgomery	3-24-08	2,454	Milestone - PNPP
Joan Pinske	3-24-08	2,454	Milestone - PNPP
Dorothy Hartung	3-24-08	2,454	Milestone - PNPP
Cecilia Alder	3-24-08	2,454	Milestone - PNPP
Greg Roadifer	3-24-08	39,222	Milestone - PNPP
Edward Greiner	3-24-08	1,907	Service Rendered

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

(a)   None, not applicable

(b)  During the quarterly period ended March 31, 2008, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

31.1 - 302 Certification of Christopher J. Spencer

31.2 - 302 Certification of John Busshaus

32 - 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date:	5/9/08	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	5/9/08	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	5/9/08	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	5/9/08	/s/ David Mansueto
David Mansueto
Director

Date:	5/9/08	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	5/9/08	/s/ Douglas Polinsky
Douglas Polinsky
Director