Form 10-Q
period 2008-06-30
WIZZARD SOFTWARE CORP /CO
filed 2008-08-11
CIK 1074909

FORM 10-Q

Securities and Exchange Commission

Washington, D. C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 6, 2008, there were 44,794,723 shares of common stock, par value $.001, of the registrant issued and outstanding.

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
FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets	4

Consolidated Unaudited Statements of Operations	5

Consolidated Unaudited Statements of Cash Flows	6 - 9

Notes to Unaudited Consolidated Financial Statements	10 - 24

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEET

ASSETS

	June 30, 2008	December 31, 2007
CURRENT ASSETS:	(unaudited)
Cash	$3,099,755	$6,036,209
Accounts receivable, net of $17,562 and $17,562 allowance, respectively	944,753	874,058
Prepaid expenses	56,381	24,143
Total current assets	4,100,889	6,934,410

LEASED EQUIPMENT, net	-	75,916
PROPERTY AND EQUIPMENT, net	185,251	109,504
GOODWILL	20,800,569	20,724,986
INTANGIBLES, net	389,583	-
OTHER ASSETS	4,757	4,757
Total assets	$25,481,049	$27,849,573

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$812,578	$877,304
Accrued expenses	447,768	356,341
Accrued acquisition costs - Webmayhem, PNPP	-	1,949,843
Capital lease	-	81,411
Notes payable - current portion	46,915	46,915
CONVERTIBLE NOTES PAYABLE, net of discount of $0 and $0, respectively	1,964,710	-
Deferred revenue	49,357	53,039
Total current liabilities	3,321,328	3,364,853
NOTES PAYABLE, less current portion	28,048	51,016
CONVERTIBLE NOTES PAYABLE, less current portion, net of discount of $0 and $482,158, respectively	-	1,687,554
Total liabilities	3,349,376	5,103,423

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,083 and 6,147 Series A cumulative, convertible, contingently redeemable shares issued and outstanding with liquidation preferences, respectively	6	6
Common stock, $.001 par value, 100,000,000 shares authorized, 44,794,723 and 43,304,034 shares issued and outstanding, respectively	44,795	43,304
Additional paid-in capital	68,587,729	64,668,006
Accumulated deficit	(46,500,857)	(41,965,166)
Total stockholders' equity	22,131,673	22,746,150
Total liabilities and stockholders' equity	$25,481,049	$27,849,573

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE
Software	$205,810	$249,324	$459,476	$466,285
Healthcare	932,380	960,409	1,945,511	1,389,234
Media Services	327,684	218,364	729,365	298,504
Total Revenue	1,465,874	1,428,097	3,134,352	2,154,023
COST OF GOODS SOLD
Software	116,727	116,092	206,264	204,126
Healthcare	708,974	622,320	1,289,839	919,366
Media Services	242,992	286,990	574,226	370,503
Total Cost of Goods Sold	1,068,693	1,025,402	2,070,329	1,493,995
Gross Profit	397,181	402,695	1,064,023	660,028
OPERATING EXPENSES
Selling expenses	320,448	186,194	545,191	387,928
General and administrative	1,259,513	985,772	2,517,069	1,500,518
Consulting fees	558,722	1,891,226	1,729,750	2,315,371
Research and development	20,750	40,946	56,003	93,124
Total Expenses	2,159,433	3,104,138	4,848,013	4,296940
LOSS FROM OPERATIONS	(1,762,252)	(2,701,443)	(3,783,990)	(3,636,913)

OTHER INCOME (EXPENSE):
Extension and re-pricing of warrants	-	-	-	(689,610)
Extension of notes payable	-	-	(263,483)	-
Interest on income	14,292	21,210	49,564	44,562
Interest expense	(146,547)	(190,174)	(541,496)	(382,899)
Other income(expense)	3,265	4,099	3,714	4,423
Total Other Income (Expense)	(128,990)	(164,865)	(751,701)	(1,023,524)
LOSS BEFORE INCOME TAXES	(1,891,242)	(2,866,308)	(4,535,691)	(4,660,437)
CURRENT INCOME TAX EXPENSE	-	-	-	-
DEFERRED INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(1,891,242)	$(2,866,308)	$(4,535,691)	$(4,660,437)

DIVIDENDS:
Preferred dividend	(106,983)	-	(214,363)	-
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(1,998,225)	(2,866,308)	(4,750,054)	(4,660,437)

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	$(0.04)	$(0.07)	$(0.11)	$(0.12)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	44,677,752	41,807,211	44,180,115	38,969,830

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(4,535,691)	$(4,660,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	482,158	322,800
Compensation for re-pricing and extension of warrants	-	689,610
Compensation for extension of notes payable	263,483	-
Stock for non cash expenses	917,708	2,149,770
Non-cash compensation - options issued	412,589	170,499
Non-cash interest expense on notes payable	11,988	-
Depreciation and amortization expense	133,730	40,629
Change in allowance for bad debt	-	-
Change in allowance for slow moving inventory	-	(16,027)
Change in assets and liabilities:
Accounts receivable	(70,696)	(81,030)
Inventory	-	23,402
Prepaid expenses	(32,237)	9,766
Accounts payable	(68,462)	(362,923)
Accrued expense	(61,637)	93,662
Deferred revenue	(3,682)	6,458
Net Cash Used in Operating Activities	(2,550,749)	(1,613,821)

Cash Flows from Investing Activities:
Purchase of property & equipment	(108,079)	(22,042)
Acquisition of PNPP	(6,264)	-
Acquisition of iClipx	(12,500)	(150,324)
Acquisition of Webmayhem	-	(228,536)
Net Cash Used in Investing Activities	(126,843)	(400,902)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	-	677,319
Payment on preferred dividend	(209,169)	-
Payments on capital lease	(26,726)	(18,575)
Payments on note payable	(22,967)	(7,141)
Net Cash Provided by Financing Activities	(258,862)	651,603

Net Decrease in Cash	(2,936,454)	(1,363,120)
Cash at Beginning of Period	6,036,209	2,685,068
Cash at End of Period	$3,099,755	$1,321,948
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$6,069	$5,677
Income taxes	$-	$-

(Continued)

See accompanying notes to unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2008:

On February 1, 2008, the Company issued 50,000 common shares in payment of a $100,000 note payable.

On February 1, 2008, the Company issued 200,000 restricted common shares valued at $570,000 for consulting services.

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

On May 7, 2008, the Company issued 22,575 common shares in payment of a $40,000 note payable and $5,150 of accrued interest.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities (Continued):

On May 14, 2008, the Company issued 25,852 restricted common shares upon notice of conversion of 53 shares of Series A Preferred Stock.

On May 14, 2008, the Company issued 676 restricted common shares in payment of all dividends accruing on the shares of Series A Preferred stock that was converted on May 14, 2008.

On May 15, 2008, the Company issued 10,000 common shares upon the exercise of options valued at $21,800 to consultants for services rendered.

On May 15, 2008, the Company issued 5,000 restricted common shares valued at $10,900 for consulting services.

On June 19, 2008, the Company issued 89,000 restricted common shares valued at $160,200 for consulting services.

During the first six months of 2008, the company recorded $412,589 of non-cash compensation expense related to the vesting of certain stock options issued.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2008, and the results of operations and cash flows for the periods ended June 30, 2008 and 2007 have been made.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The consolidated financial statements are consolidated and included the accounts of Wizzard and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the six months ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

Accounting Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates for the Company include depreciation, amortization, allowances and realization of goodwill.  Actual results could differ from those estimated by management.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2008, the Company had cash balances of $2,864,612 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2008 and December 31, 2008, the Company has an allowance for doubtful accounts of $17,562 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2008 and 2007, the Company had no change to the allowance for bad debt.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $98,016 and $153,742 for the six months ended June 30, 2008 and 2007, respectively.

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

 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  Provisions are recorded for bad debts and at June 30, 2008 and 2007 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

Healthcare - The Company recognizes revenue from the providing of healthcare services when the services are provided and collection is probable.

Digital media publishing – Digital media publishing services are billed on a month to month basis.  The Company recognizes revenue from providing digital media publishing services when the services are provided and when collection is probable.

Digital media Advertising – The Company recognizes revenue from the insertion of advertisements in digital media, as the digital media with the advertisement is downloaded and collection is probable.

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs. Included in general and administrative expense for the six months ended June 30, 2008 and 2007 are $56,003 and $93,124, respectively, of research and development costs associated with the development of new products.

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 8.

During the periods presented in the accompanying consolidated financial statements, the Company has granted options under its 2005, 2007 and 2008 defined stock option plans. The Company accounts for options in accordance with the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R.  Non-cash compensation cost of $412,589 and $170,499 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the six months ended June 30, 2008 and 2007, respectively.  Non-cash compensation cost of $158,720 and $213,695 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the six months ended June 30, 2008 and 2007.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION

On January 20, 2008, the Company purchased the operations of iClipx.  The Purchase Agreement called for the Company to pay $12,500 in cash and issue 220,000 unregistered and restricted shares of common stock valued at $653,400. As part of the purchase agreement, the Company agreed to issue an additional 200,000 shares of common stock of the Company should iClipx obtain gross revenue of at least $300,000 through June 30, 2009.

The following unaudited proforma information summarizes the estimated fair values of the assets acquired and the liabilities assumed:

iClipx
Digital media content	$400,000
Non-compete agreement	75,000
Net assets in excess of liabilities	475,000
Purchase price	665,900
Goodwill	$190,900

Amortization expense for the six months ended June 30, 2008 and 2007 was $85,416 and $0, respectively.

The following unaudited proforma information summarizes the estimated results of operations as if the acquisitions had occurred at the beginning of the period presented:

For the Six
Months Ended
June 30, 2008
Net revenue	$3,134,352
Cost of sales	2,070,329
Operating expenses	4,849,522
Other expense	(751,701)
Net loss	(4,537,200)
Preferred dividends	(214,363)
Net loss available to common shareholders	$(4,751,563)

Basic and diluted loss per common share available to common shareholders	$(0.11)

Basic and diluted weighted average common shares outstanding	44,722,477

NOTE 3 – PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	June 30, 2008	December 31, 2007

Furniture, fixtures and equipment	2-10 yrs	$375,759	$267,681
Production molds	3 yrs	47,710	47,710
Software	2-5 yrs	11,964	11,964
		435,433	327,355
Less: Accumulated depreciation		(250,182)	(217,851)
Property & equipment, net		$185,251	$109,504

Depreciation expense for the six months ended June 30, 2008 and 2007 was $32,331 and $24,647, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

Intangible Assets – The Company’s definite life intangible assets consist of digital media content and a non-compete agreement which are amortized on a straight-line basis over their estimated useful lives.  Amortization expense of $85,416 and $0 was recorded for the six months ended June 30, 2008 and 2007, respectively.

Goodwill - On September 8, 2005, the Company recorded goodwill of $896,570 in connection with the acquisition of Interim Health Care of Wyoming as the purchase price of $904,006 exceeded the $7,436 net book value of the assets acquired.  On September 30, 2006, the company recorded additional goodwill of $49,225 in connection with the Phase I Incentives.

On March 1, 2007, the Company recorded goodwill of $16,970,100 in connection with the acquisition of Webmayhem Inc. as the assumption of liabilities exceeded assets by $319,230 plus the purchase price of $16,650,870.  On December 31, 2007, the Company recorded additional goodwill of $1,818,532 in connection with Milestone I, and was subsequently adjusted on March 24, 2008 to $1,547,535 upon actual issuance of stock.

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

On January 20, 2008, the Company recorded goodwill of $190,900 in connection with the purchase of operations of iClipx, as the purchase price exceeded the $475,000 of assets acquired.  The purchase price, totaling $665,900 consisted of cash of $12,500 and restricted common stock valued at $653,400.

On June 30, 2008, the Company recorded a liability for additional goodwill of $150,000 in connection with Switchpod attaining the second year incentive.

The following is a summary of goodwill:

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2008	2007

Goodwill at beginning of period	$20,724,986	$945,795

Goodwill from acquisition of iClipx	190,900	-

Goodwill from incentive - Switchpod	150,000	-

Goodwill from acquisition of Webmayhem Inc.	(270,997)	18,810,180

Goodwill from acquisition of PNPP	5,680	969,011

Goodwill at end of period	$20,800,569	$20,724,986

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

On October 27, 2006, the Company closed a Subscription Agreement by which three institutional investors purchased a) a 5% convertible notes payable having a total principal amount of $2,375,000, convertible into  common shares of the Company at $2.00 per share and maturing April 27, 2008; b) Class A Warrants to purchase a total of 593,750 shares of common stock, at $2.50 per share, exercisable for three years, and c)Class B Warrants to purchase a total of 1,187,500 shares of common stock at $2.00 per share, exercisable until 180 days after the effective date of the Registration Statement. As the conversion price for the note was below the fair value of the common stock on the date issued, the Company recorded a discount on the note for beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5. The fair value of the beneficial conversion feature and Class A and Class B warrants were reduced on a pro-rata basis to the $2,375,000 proceeds received from the subscription and recorded as a discount against the note.  The $968,000 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of June 30, 2008, the Company has amortized $2,375,000 of the discount.  On March 15, 2008, the Company issuance of 400,000 warrants to extend the maturity date of three notes payable to April 28, 2009.  During the six months ended June 30, 2008 and 2007, the Company recorded expense interest expense of $51,696 and $54,393, respectively and amortized $482,158 and $322,800 of the discount, respectively.

The Class A Warrants and Class B Warrants were valued using the Black-Scholes pricing model using the following weighted average assumptions 77.19% volatility, 1.33 years expected life, 5.08% risk free interest rate and expected dividend yield of zero.

In April 2007, Interim signed a $127,099 note payable to a bank.  The note is unsecured, and accrues interest at 8.25% per annum.  At June 30, 2008, the note has a remaining principal balance of $74,963.  During the six months ended June 30, 2008 and 2007, interest expense on the note payable amounted to $3,709 and $1,751, respectively.

NOTE 6 - LEASES

Capital Lease - The Company leased equipment on a 63-month capital lease which terminated in June 2008. Upon termination of the lease, the Company acquired the leased equipment for $5,000.  During the six months ended June 30, 2008 and 2007, depreciation expense for equipment on capital lease amounted to $15,982 and $15,982, respectively, and has been included in depreciation expense.  During the six months ended June 30, 2008 and 2007, interest expense on capital lease obligation amounted to $3,276 and $3,925, respectively.

The following is a summary of leased equipment at:

	Life	June 30, 2008	December 31, 2007

Leased equipment	5.25 yrs	$-	$223,750
Less: Accumulated depreciation		-	(147,834)
Leased equipment, net		$-	$75,916

Depreciation expense for the six months ended June 30, 2008 and 2007 was $15,982 and $15,982, respectively.

Operating Lease - The Company leases office space, in Pittsburgh, Pennsylvania, on a month to month basis for $4,033 a month. The Company leases additional office space in Casper, Wyoming from the former owner of Interim Healthcare of Wyoming, Inc. and current shareholder, on a month to month basis for $4,750 a month.  The Company leases space in New York, New York, on a month to month basis for $2,200 a month.  The Company leases space in Hollywood California, for $1,903 a month through April 2009. The Company further leases space in Billings, Montana for of $1,350 a month through February 2011.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of June 30, 2008, the Company had 6,083 Series A Preferred shares issued and outstanding. The Series A Preferred shares have no voting rights, with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Preferred shares, dividends, and any damages are convertible into common shares at $2.05 per common shares.

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

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value.  As of June 30, 2008, the Company had 44,794,723 common shares issued and outstanding.

On February 1, 2008, the Company issued 50,000 common shares in payment of a $100,000 note payable.

On February 1, 2008, the Company issued 200,000 restricted common shares valued at $570,000 for consulting services.

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

On May 7, 2008, the Company issued 22,575 common shares in payment of a $40,000 note payable and $5,150 of accrued interest.

On May 14, 2008, the Company issued 25,852 restricted common shares upon notice of conversion of 53 shares of Series A Preferred Stock.

On May 14, 2008, the Company issued 676 restricted common shares in payment of all dividends accruing on the shares of Series A Preferred stock that was converted on May 14, 2008.

On May 15, 2008, the Company issued 10,000 common shares upon the exercise of options valued at $21,800 to consultants for services rendered.

On May 15, 2008, the Company issued 5,000 restricted common shares valued at $10,900 for consulting services.

On June 19, 2008, the Company issued 89,000 restricted common shares valued at $160,200 for consulting services.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a 2008 Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 400,000.  At June 30, 2008, no options were available to be granted under the 2008 Key Employee Plan.  During the six months ended June 30, 2008, the Company granted 400,000 options.

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan").  Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Plan may not exceed 200,000.  At June 30, 2008, 5,000 options were available to be granted under the 2008 Plan.  During the six months ended June 30, 2008, the Company granted 195,000 options.

2007 Key Employee Stock Option Plan - During 2007, the Board of Directors adopted a 2007 Key Employee Stock Option Plan ("2007 Key Employee Plan").  Under the terms and conditions of the 2007 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Key Employee Plan may not exceed 200,000.  At June 30, 2008, no options were available to be granted under the 2007 Key Employee Plan.  During the six months ended June 30, 2008 and 2007, the Company granted 0 and 200,000 options, respectively.

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan").  Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000.  At June 30, 2008, 59,745 options were available to be granted under the 2007 Plan.  During the six months ended June 30, 2008 and 2007, the Company granted 0 and 143,170 options, respectively.

2005 Stock Option Plan - During 2005, the Board of Directors adopted a Stock Option Plan ("2005 Plan").  Under the terms and conditions of the 2005 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2005 Plan may not exceed 220,000.  At June 30, 2008, total options available to be granted under the 2005 Plan totaled 95.  During the six months ended June 30, 2008 and 2007, the Company granted 0 and 19,700 options, respectively, which were immediately exercised for service valued at $0 and $60,384, respectively.

The fair value of option grants during the six months ended June 30, 2008 and 2007 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
Dividend yield	0%	0%
Expected life	4 yrs	5 yrs
Expected volatility	85.6%	65.6%
Risk-free interest rate	3.80%	4.65%

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of options granted at June 30, 2008, and changes during the period then ended are as follows:

	For the Six Months Ended
	June 30, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	427,500	$2.06	7.5 years	$33,000
Granted	605,000	2.07	7.1 years	-
Exercised	(60,000)	-	-	158,720
Forfeited	(60,000)	2.48	-	-
Expired	-	-	-	-
Outstanding at end of period	912,500	2.19	7.9 years	33,000
Vested and expected to vest in the future	912,500	2.19	7.9 years	-
Exercisable at end of period	617,500	2.14	8.3 years	33,000
Weighted average fair value of options granted	912,500	$2.19	7.9 years	$33,000

The Company had 40,000 non-vested options at the beginning of the period with a weighted average exercise price of $2.67.  At June 30, 2008 the Company had 295,000 non-vested options with a weighted average exercise price of $2.29.

The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $158,720 and $213,695, respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2008 (for outstanding options), less the applicable exercise price.

During the six months ended June 30, 2008 and 2007, the Company recorded $412,589 and $170,499 of non-cash compensation expense related to the vested stock options issued to employees.

For the six months ended June 30, 2008 and 2007, the Company recorded non-cash compensation cost of $158,720 and $213,695 for vested and exercised options issued to employees and consultants.

Warrants - A summary of the status of the warrants granted is presented below for the six months ended:

	June 30, 2008		June 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,123,851	$2.42	3,193,331	$2.05
Granted	400,000	2.85	-	-
Exercised	-	-	(630,701)	1.10
Forfeited	-	-	(110,627)	1.36
Expired	-	-	(157,420)	3.41
Outstanding at end of period	4,523,851	$2.46	2,294,583	$2.19

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

On March 15, 2008, the Company issuance of 400,000 warrants to extend the maturity date of three notes payable to April 28, 2009.  The Company recorded a $263,483 non-cash expense related to the Fair Market Value of the 400,000 warrants.

During February 2007, the Company extended the expiration of 366,666 warrants from February 8, 2007 to June 14, 2007 and recorded $689,610 in compensation expense.

NOTE 9 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net loss (numerator)	$(1,891,242)	$(2,866,308)	$(4,535,691)	$(4,660,437)
Accrued dividend	(106,983)	-	(214,363)	-
Net loss available to common shareholders (numerator)	$(1,998,225)	$(2,866,308)	$(4,750,054)	$(4,660,437)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	44,677,752	41,807,211	44,180,115	38,969,830

At June 30, 2008, the Company had 4,523,851 warrants outstanding to purchase common stock of the Company at $2.00 to $2.85 per share, the Company had 912,500 options outstanding to purchase common stock of the Company at $1.59 to $2.89 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 1,022,356 shares of common stock, [See Note 5], and a 7% cumulative Series A Preferred shares wherein the holder could convert the note into a minimum of 2,945,365 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

At June 30, 2007, the Company had 2,294,583 warrants outstanding to purchase common stock of the Company at $2.00 to $2.50 per share, the Company had 417,500 options outstanding to purchase common stock of the Company at $1.59 to $2.59 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 1,145,081 shares of common stock, [See Note 7], which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at June 30, 2008 operating loss carryforwards of approximately $23,780,000 which may be applied against future taxable income and which expires in various years through 2027.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (Continued)

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $11,800,000 as of June 30, 2008, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the six months ended June 30, 2008 approximated $1,300,000.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Agreements - In connection with the agreement with AT&T to sell to AT&T's OEM Natural Voices desktop product licenses the Company is required to make minimum purchase of $125,000 per each six month period beginning  July 2004 through March 2010.

In connection with the agreement with IBM to sell IBM's OEM ViaVoice desktop products licenses the Company is required to make minimum purchases of $15,000 per quarter beginning July 2007 through June 2009.

Contingent Consideration for the Acquisition of the assets of Switchpod Technology   As part of the Switchpod acquisition, the Company agreed to issue additional shares of common stock upon Switchpod obtaining certain milestones.  The second incentive would include the seller to receive an additional 12,500 “unregistered” and “restricted” common shares per month up to a maximum of 200,000 common shares, if during the second year following the completion of the acquisition, Switchpod delivers 1,000,000 digital media downloads per month in excess of the number of digital media downloads per month as of May 31, 2007 or 5,000,000 digital media downloads per month.  As of June 30, 2008, the Company recorded a liability of $150,000 for Switchpod attaining the second year incentive.   Had the stock been issued at June 30, 2008, the Company would have issued an additional 100,000 shares of restricted common stock.

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

Contingent Consideration for the Acquisition of the operations of iClipx   As part of the purchase agreement, the Company agreed to issue an additional 200,000 “unregistered” and “restricted” shares of its common stock should iClipx obtain gross revenue of at least $300,000 through June 30, 2009.

NOTE 12 - SEGMENT REPORTING

The Company’s operations are divided into three independent segments – software, media and healthcare. The Company does not have any inter-segment revenues and the Company uses the same accounting principles used to prepare the consolidated financial statements for all operating segments.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SEGMENT REPORTING (Continued)

Software - The Company attributes revenues from the development, sale, and service of custom and packaged computer software products at the time the product is shipped and collections are likely and from digital media publishing services at the time the service is provided.

Media – The Company attributes revenue from digital media publishing service at the time the service is provided and collection is likely.

Healthcare - The Company attributes revenue from the development, sale, and service of talking prescription pill bottles and healthcare services at the time the services are rendered and collections are likely.

The following is a summary of the Company’s operations by segment for the six months ended June 30, 2008 and 2007: (in thousands)

	2008				2007
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$460	$729	$1,945	$3,134	$466	$299	$1,389	$2,154
Cost of sales	206	574	1,290	2,070	204	371	919	1,494
General and administrative	2,590	1,189	468	4,247	3,174	271	371	3,816
Selling	91	429	25	545	153	159	76	388
Research and development	49	7	-	56	44	49	-	93
Compensation for re-pricing/extension of warrants	264	-	-	264	689	-	-	689
Other income	45	3	5	53	39	-	10	49
Interest expense	534	-	7	541	377	-	6	383
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(3,229)	$(1,467)	$160	$(4,536)	$(4,136)	$(551)	$27	$(4,660)

Total assets	4,569	18, 856	2,056	25,481	2,121	17,103	1,707	20,931
Depreciation	18	10	20	48	10	4	26	40

The following is a summary of the Company’s operations by segment for the three months ended June 30, 2008 and 2007:

	2008				2007
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$205	$328	$933	$1,466	$249	$219	$960	$1,428
Cost of sales	117	243	709	1,069	116	287	622	1,025
General and administrative	1,044	551	223	1,818	2,411	225	241	2,877
Selling	32	275	13	320	59	96	31	186
Research and development	15	6	-	21	16	25	-	41
Compensation for re-pricing/extension of warrants	-	-	-	-	-	-	-	-
Other income	13	-	4	17	18	7	7	25
Interest expense	139	-	1	146	186	4	4	190
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(1,129)	$(747)	$(15)	$(1,891)	$(2,521)	$(414)	$69	$(2,866)

Depreciation	10	6	10	26	5	3	13	21

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENT

On August 6, 2008, the Company issued 53,796 restricted common shares in payment of $94,144 of accrued interest on the 5% Note Payable.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Highlights of Second Quarter, 2008

Our business, for the last twelve years, has been focused on the speech recognition technology industry.  As a result of our commitment to speech technologies, we have been able to position ourselves as a leader in the fast growing digital media aggregation, syndication and advertising industry currently taking shape on the internet. Using sophisticated speech recognition technologies, we are able to offer advertisers highly targeted advertising packages from the 15,000+ digital media 'shows' hosted and published using Wizzard Media's products and services.  Below is an update of our entire business, from our most recent entry into digital media where we expect most of our future growth to occur, to our legacy businesses of offering core speech engine tools for developers and speech technology solutions for the healthcare industry.  Currently, our healthcare operations make up 62% of our revenue, but we expect our digital media publishing business to become our largest revenue generator at some point in 2009 and provide the largest revenue growth in the future.  We believe this is due to the size of our digital media operations and the potential advertising inventory available for sale by Wizzard’s ad sales team.  The growth of our media operations has occurred faster than initially expected and it is Management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the internet increase at a rapid pace and advertisers showing growing interest in the medium.

1.     GENERAL & ADMINISTRATIVE

In the second quarter of 2008, Wizzard Software was added to the Russell Microcap Index.

2.     WIZZARD MEDIA

Wizzard Media is the one year old division for our digital media business.  Wizzard Media is focused on the digital media industry and how speech technology, when used effectively, can have a significant impact on the industry by providing a safe means for advertisers to promote their brands in professional and semi-professional content.  By incorporating speech recognition into the digital media mix, Wizzard can search through a transcript of every participating show utilizing our publishing platform and offer targeted keyword advertising to national brands while providing monetization of digital content for our publishers and for Wizzard.  Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS as a distribution method.  The network received over 450 million download requests for shows in 2006 and surpassed 1 billion download requests in 2007.  In the second quarter of 2008, traditionally a slower quarter than the first or fourth quarter for media consumption, the Wizzard Network received approximately 241,600,000 download requests for shows vs. 196,700,000 download requests in the second quarter of 2007.  Wizzard's publishing platform grew by over 1,500 new shows in the second quarter of 2008 vs. 300 new shows in the second quarter of 2007.  Over 54,000 new individual episodes were added across the network in the second quarter of 2008 vs. 38,000 new episodes added in the second quarter of 2007.  With the continuing success of Apple's iPod, iPhone and Apple TV 2.0 along with new RSS aggregators from Adobe and others, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  The total number of episodic shows published through Wizzard Media grew to over 15,000 in the second quarter of 2008 with over 500,000 individual episodes in syndication.  Wizzard's LibsynPRO Enterprise service grew by 20 network publishers in the second quarter of 2008.  We continue to receive positive feedback from major media publishers for our new LibsynPRO Enterprise publishing and advertising platform.  As Wizzard Media derives a portion of its revenues through data transfer from PRO customers, launching a new, feature rich version of the PRO publishing platform provides Management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business.  During the second quarter 2008, revenue from data transfer totaled $48,750.

     Wizzard Media - Distribution

In the second quarter of 2008, traditionally a slower quarter than the first or fourth quarter for media consumption, the Wizzard Network received approximately 241,600,000 download requests for shows vs. 196,700,000 download requests in the second quarter of 2007, from a wide variety of distribution outlets to which Wizzard syndicates content.  The Wizzard Media network received over 2,655,000 million requests for shows per day in the second quarter.  These shows are consumed by over thirteen million people around the world creating what Management believes is a very compelling platform for advertisers. Download requests are calculated by counting the number of shows requested for download by audience members.  Wizzard uses its proprietary Libsyn Estimated Statistics (LES) to calculate download requests received by its media servers from audience members all over the world.  Wizzard intends to generate profits by inserting advertisements in the shows in partnership with the show’s publishers.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Wizzard’s advertising sales team.

Currently, Wizzard Media distributes digital shows for our producers to a variety of web portals and content aggregators including: Wizzard.tv, Veoh.com, Apple TV (Featured Provider), iTunes (Featured Provider), Second Life, iPhone, YouTube (Partner Channel), Google (Affiliate Network), Adobe Media Player, Daily Motion (Featured Channel), Zune Marketplace, Sandra Carter Global (traditional TV), Media Rights America (cell phone) and Facebook.  Some of these partner channels were created solely to expand audience reach and some to expand both audience reach and generate revenues for Wizzard and our publishers. While no material revenue has been generated from these distribution channels to date, we expect to realize revenue in the fourth quarter of 2008 with anticipated growth throughout 2009.  In the second quarter of 2008, Wizzard Media entered into an agreement with Adobe to distribute video media via Adobe's new media player.

In the first quarter of 2008, Wizzard announced a content licensing and advertising agreement with YouTube. As a YouTube content partner, Wizzard has its own branded channel that enables users to access streaming video from the Wizzard Media Network.  Wizzard worked with YouTube and several of its other distribution partners/content licensees in the second quarter to monetize the shows Wizzard distributes through their third party service.  Management expects to have numerous working advertising campaigns through third party audience consumption platforms (distribution partners) in the fourth quarter of 2008.  Wizzard is in the process of entering into advertising agreements with several of its distribution partners but expects third party ad sales to be minimal in 2008 as Wizzard posts content to the partner channels and builds audiences for the various shows.

     Wizzard Media - Advertising

In the second quarter of 2008, Wizzard launched nine advertising campaigns including SpikeTV, Panasonic and RushCard.  These campaigns run across multiple shows bringing the total number of advertising campaigns launched to date to 28, with 13 different advertisers, resulting in $196,325 of year to date advertising revenue.

In the second quarter of 2008, Wizzard's new technical advertising insertion system, able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, continued to be successfully tested for multiple advertising campaigns.  Using the new system, the Wizzard Media Network had the capability to deliver over four hundred and twenty three million (423,053,117) advertisements in the second quarter.  This was calculated using the formula”*” described below.  In order to increase the percentage of filled advertising inventory we must continue to execute on our advertising sales strategy, grow our ad sales force, integrate third party ad networks and create relationships with more advertising agencies and their clients.  This demonstrates to advertisers the reach of the Wizzard Media network as most advertisers want to see the opportunity for large advertising campaigns.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.  Wizzard announced more than 3.9 million ad insertions were delivered across the network in the second quarter of 2008 as a result of multiple advertising campaigns in our second official quarter of ad sales.  Wizzard continues to ramp up its advertising sales efforts with a goal to fill 35% of all available inventory for any given quarter at some point in 2009.

Client results of our largest advertising execution to date were excellent in management's opinion and we expect more buys from the client in the future. We have now had multiple advertisers renew campaigns with Wizzard including one advertiser that is on its seventh campaign demonstrating what Management believes is excellent back-end ad operational service on Wizzard's part and a satisfactory ROI for our clients.

Wizzard's Data Research department has increased the number of completed audience surveys to over 50,000, a critical sales component in the data driven advertising industry and the information gathered will be used by our ad sales team extensively. Wizzard's ad sales team currently consists of five individuals in San Francisco, Chicago and New York who have been aggressively courting media buyers through extensive education sessions raising awareness of digital media advertising opportunities delivered via subscribable, episodic RSS.  Neither the Research Department, nor the Advertising Operations Department directly generate revenues for Wizzard but are critical components in the advertising sales process providing data to demonstrate audiences for individual and collective shows as well as reporting the status and results of an advertising campaign both ongoing and at its conclusion.

In the second quarter 2008, our publisher recruiting efforts resulted in the addition of 74 new shows specifically joining the Wizzard Media Advertising Network (vs. 50 in the 1st quarter of 2008). As of June 30, 2008, 721 publishers have signed up for Wizzard's advertising network.  Wizzard Media currently has 22 distinct ad categories we take to market with more than 450 shows available in those categories.  Our efforts to date have been focused on the top 477 shows using our publishing platform which represent 84.7% of our global download requests. Of these 477 shows, 247 have signed up for the Wizzard advertising network representing 70.0% of the most coveted traffic for advertising sales. Wizzard will continue to aggressively market our advertising network to the remaining 30% of the desired publishers not yet signed up through our Publisher Relations team.  As the number of publishers joining Wizzard’s Advertising Network grows, so does the available advertising inventory for Wizzard’s advertising sales team to sell.

Month		Potential Ad Impressions
October 2007		118,789,270
November 2007		129,220,048
December 2007	*	137,212,313
January 2008	*	155,842,635
February 2008		145,449,788
March 2008		148,176,155
April 2008		142,014,592
May 2008		146,629,010
June 2008	*	134,409,515

*

December and January are historically strong months for downloads. June, July and August are historically slower months for downloads.  Management believes that the above numbers demonstrate to advertisers the reach of the Wizzard Media network as most advertisers want to see the opportunity for large advertising campaigns.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.  Formula: Nielsen certified downloads x 2.5 (to take into account pre-roll and post-roll position, and 50% of all downloads capable of handling 1 mid-roll ad).  While there can be no future pricing guarantees, the industry is currently charging, and plans to continue to charge, between $.02 and $.05 per downloaded ad.  The advertisements tend to be no longer than 15 to 30 seconds and several ads can be inserted in one twenty-minute episode.

Nielsen Certified Downloads for Ad Network
Month		Downloads
January 2008	**	62,337,054
February 2008		58,179,915
March 2008		59,270,462
April 2008		56,805,837
May 2008		58,651,604
June 2008	**	53,763,806

**

December and January are historically strong months for downloads. June, July and August are historically slower months for downloads. While there can be no future pricing guarantees, the industry average is $.02 and $.05 per downloaded ad.  In order to win new business, at times, our ad sales force will give first time discounts in the per download price.  The advertisements tend to be no longer than 15 to 30 seconds and several ads can be inserted in one twenty-minute episode.

Wizzard believes the data shown below demonstrates strong growth in RSS digital media consumption with 41% of respondents being new to the medium while at the same time it demonstrates the "stickiness" of the medium with 31% having been consuming entertainment this way for over two years.

Survey Response Breakout for Demographic Purposes

Q4 2007 Total Survey Responses to Date 21,203

Q1 2008 Total Survey Responses to Date 38,754

Q2 2008 Total Survey Responses to Date 55,035

You have been watching or listening to this show for:

Two or more years

31.99%

Between one and two years

26.39%

Less than one year

41.61%

     Wizzard Media - Content

Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS as a distribution method.  Wizzard's publishing platform grew by over 1,500 new shows in the second quarter of 2008 with 54,000 new episodes added across the network.  The total number of shows published through Wizzard Media grew to 15,000 in the second quarter of 2008 with over 500,000 individual episodes in syndication.  An increase in shows helps Wizzard gain additional distribution for our publishers and correlates to more downloads, greater audiences and increases our chances of securing advertisers for said shows in addition increasing hosting/publishing revenues.  With the continuing success of Apple's iPod, iPhone and Apple TV 2.0 along with new RSS aggregators from Adobe and other companies, we expect the number of publishers using our service and the number of consumers watching the shows we distribute to continue to grow rapidly.  Wizzard's LibsynPRO enterprise service grew by 20 network publishers in the second quarter of 2008.  We continue to see extremely positive reception by major media publishers for our new LibsynPRO publishing and advertising platform.

Some of the more notable shows joining the Wizzard Media Network in the second quarter of 2008 were:

•

Megastar Usher Launches Digital Show - Ucast

•

Fishman Productions to Distribute Film and Television Content

•

Signs Global Content Distribution Agreement with eLatinoWeekly.Com

•

Partners with Independent Music Label iRecords in Landmark Content Distribution Deal

•

Distributes Content for Up-and-Coming Content Provider Auliese Media

•

TV Teen Drama Whittaker Bay Joins the Wizzard Media Network

•

Partners with CJM Productions to Distribute TV’s Inside Music Row

•

Good News Broadcast Joins the Wizzard Media Network

•

Quick and Dirty Tips (QD Tips) Chooses LibsynPRO 2.0 And Joins Wizzard Media Network

•

Podiobooks.com Chooses LibsynPRO 2.0 and Joins Wizzard Media Network

•

CommandN, Start Cooking, Butchers Bunch, PetCast, Connected Life, Filmspotting, The Project Management Show all join the Wizzard Media Network

Some of these producers are utilizing our media services and in turn we have the ability to advertise on their shows.  Others are obtaining ads themselves, and utilizing our Ad Insertion and Ad Management technology, in addition to us having the ability to advertise on their shows.  Then there are producers for which we are distributing their content and in turn, we have the ability to license the content to a third party and or advertise on their show.  Any revenue generated from obtaining ads or license of the content will be shared with the producer of the show.  While the addition of these shows will have little impact on revenue during 2008, Management believes that by publicizing our high profile shows it lends credibility to our service and helps to attract new publishers, distribution outlets and advertisers.

     Wizzard Media - Press

Wizzard Media utilizes the public relations firm INK to secure press placements and works closely with Wizzard's advertising public relations firm, Braff Communications.  It is Management’s opinion that by securing press mentions it will raise Wizzard Media’s profile, lend credibility to our product offerings and attract new publishers and advertisers to our network.  As a result of their efforts combined with internal efforts in the second quarter, Wizzard secured significant mentions in: Investors Business Daily, Bloomberg and Fox Business TV, in addition to a host of regional and online publications.

     Wizzard Media - Technology

Wizzard Media's technical development team continues to make significant accomplishments in terms of maintaining and expanding on our publishing platform.  In the second quarter of 2008, Wizzard's development team focused its efforts on finalizing the flash player as well as the back-end decision engine and business intelligence that powers the new offering for our publishers.

Additional technical developments in the second quarter of 2008 include:

•

Two updates to LibsynPRO version 2 released to beta users

•

Migration of users from v1.0 to v2.0 of LibsynPRO (60%)

•

Wizzard Media Platform statistics data warehouse project started (80% complete)

•

Wizzard Media Player project (flash media player) started (95% complete)

•

Wizzard Media Tools project started (90% complete)

•

Wizzard Media Ad-ops project redesign started (95% complete)

•

Wizzard Media Receiver iPhone Service (65% complete)

Wizzard's speech recognition system continues to process hours upon hours of digital media allowing for better discovery of content, advertising targeting and brand safety and confidence.  Below are various statistics from the speech system and its efforts of converting shows on the Wizzard Media Network to searchable text.

Wizzard Speech System for Digital Media Statistics

Number of Total Words Captured	142,602,068
Number of Shows Transcribed	2,006
Number of Episodes Transcribed	41,837
Minutes of Processed Content	989,769
Number of Unique Words Captured	33,308

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

Management believes a shift in customer demand is fully underway from the purchase of stand alone speech engine applications to a more hosted services type offering.  We believe we are well positioned to capture the growing demand for hosted speech solutions with our server based text to speech offerings as well as our server based speaker independent speech recognition products.  With the recent acquisition of three hosting systems we now have the internal expertise and network platform to begin offering hosted speech services and Wizzard's speech team secured their first client for hosted speech services.

The Speech Technology and Services Group's immediate focus is to increase revenue and be a preferred supplier for speech technologies to large businesses worldwide, emphasize great technologies, competitive prices, and high quality support to the speech development community and offer non-technical hosted speech conversion services to companies that have subscriber bases in fast growing market segments. There can be no guarantee that customers will be willing to pay Wizzard for these services.

4.   HEALTHCARE

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for fifteen years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 62% for the first six months of 2008, from its home healthcare operations.  As is the case within the medical industry, we continue to be faced with the challenge of identifying and retaining personnel with the required skill set for our home healthcare operations.   As a result, we have shifted functional responsibility to better utilize available and qualified personnel.  As an example, functions that were once completed by a Registered Nurse are now being performed by a Licensed Practicing Nurse while maintaining all federal and state compliance requirements.

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

Interim Casper continues to provide home care and staffing services.  Staffing services has experienced a decline in the past year but as Casper is seeing the opening of two new facilities in the first six months of 2008, opportunities are expanding.  Casper staffing is exploring the potential of new facilities for use of supplemental services.

Overall, internal operations have been given greater structure.  Employee hiring processes and record keeping have been fine tuned.  Drug screening of employees upon hire and random quarterly screening have been implemented.  Home care client files have been restructured improving timely communication in the office and maintaining the access to information in the home.  Promotional activities are escalating as the offices experience stability in day to day operations.

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

Results of Operations

Three Months Ended June 30, 2008 and 2007.

During the second quarter ended June 30, 2008, Wizzard recorded revenues of $ 1,465,874, a 3% increase from revenues of $ 1,428,097 in the second quarter of 2007. The increase for the second quarter of 2008 was due to the new business in our digital media publishing.

Cost of goods sold totaled $1,068,693 in the second quarter of 2008, versus $ 1,025,402 in the second quarter of 2007.  This increase of 4% is attributed primarily to an increase in wages within our healthcare operations, offset by a decrease in bandwidth costs within our media services operation.  Wizzard posted a gross profit of $397,181 during the second quarter of 2008, versus a gross profit of $ 402,695 in the second quarter of 2007, a decrease of 1%.

In the second quarter ended June 30, 2008, operating expenses totaled $2,159,433 which was a 30% decrease from operating expenses of $3,104,138 in the second quarter of 2007.  Broken down by line item our operating expenses were:

Selling expenses in the second quarter of 2008 were $320,448 versus $186,194 in 2007.  This 72% increase was due to the addition of personnel with the development of our digital media publishing and media business operations.

General and administrative expenses were $1,259,513 in 2008 versus $985,772 in 2007, an increase of 28%, due the additional personnel to run the operations of the digital media publishing operations.  Salaries, wages and related expenses increased to $829,214 in 2008 from $691,571 in 2007, an increase of 20%, due to the addition of personnel with the development of our digital media publishing and media business. Consulting fees decreased to $ 558,722 in 2008 from $ 1,891,226, a decrease of 70% due primarily to limited use of consultants in the second quarter of 2008. Research and Development expenses in the second quarter were $ 20,750 versus $ 40,946 in 2007.

Other expenses of $128,990 versus $164,865 in the second quarter of 2007 consisted primarily of non-cash interest expense for the accretion of the discount on notes payable.

Wizzard's net loss available to common shareholders was $1,998,225, or $0.04 per share, in the quarter ended June 30, 2008.  This represents a 30% decrease from our net loss of $2,866,308, or $0.07 per share, in the second quarter of 2007.

Six months ended June 30, 2007, and 2006.

During the six month period ended June 30, 2008, Wizzard recorded revenues of $3,134,352, a 46% increase over revenues of $2,154,023 for the same period in 2007.  The increase in revenues in the six months ended June 30, 2008, was due primarily to the expansion through acquisitions of our digital media services and healthcare operations.

In the six months ended June 30, 2008, cost of goods sold totaled $2,070,329, a 39% increase as compared to $1,493,995 in the six months ended June 30, 2007. The increase in cost of goods sold was due primarily to the expansion through acquisitions of our digital media services and healthcare operations. Wizzard posted a gross profit of $1,064,023 during the first six months of 2008, versus a gross profit of $660,028 in the first six months of 2007, an increase of 61%.

Wizzard recorded total operating expenses of $4,848,013 during the six months ended June 30, 2008, a 13% increase as compared to operating expenses of $4,296,940 in the same period of 2007.  General and administrative expenses totaled $2,517,069 in the first six months of 2008 versus $1,500,518 in the first six months of 2007, an increase of approximately 68%, due primarily to the additional expenses with the acquisition of the digital media publishing and home healthcare operations.

Salaries, wages and related expenses increased to $1,595,158 in 2008 from $1,013,659 in 2007, an increase of 57%, due to the addition of personnel with the development of our digital media publishing and media business, and home healthcare operations.

Consulting fees decreased to $1,729,750 in 2008 from $ 2,315,371, a decrease of 25% due primarily to a decrease in investor relations services and consulting fees related to the digital media publishing operations.

Selling expenses in the first six months of 2008 were $545,191 versus $387,928 in 2007.  This 41% increase was due primarily to the expansion of our digital media services.  Research and Development expense increased to $56,003 in the first six months of 2008 from $93,124 in the first six months of 2007.

In the first six months of 2008, Wizzard recorded $263,483 of interest expense for the issuance of warrants for the one year extension of the 5% notes payable. In the first six months of 2007, Wizzard recorded interest expense of $689,610, to extend the expiration date of certain warrants.

Wizzard's net loss available to common shareholders was $4,750,054, or $0.11 per share, in the first six months of 2008.  This represents a 2% increase from our net loss of $4,660,437, or $0.12 per share, in the first six months of 2007. During the first six months of 2008, non-cash expenditures totaled $2,221,656, a 34% decrease from non-cash expenditures of $3,373,308 in the first six months of 2007.

The following is a summary of non-cash expenditures:

	For the Six		For the Three
	Months Ended		Months Ended
	June 30,		June 30,

	2008	2007	2008	2007
NON-CASH EXPENDITURES
Amortization of discount on notes payable	482,158	322,800	113,595	161,400
Re-pricing and extension of warrants	-	689,610	-	-
Stock option grants	412,589	170,499	255,073	123,409
Depreciation and amortization expense	133,730	40,629	68,448	21,566
Interest expense paid with stock	11,988	-	10,396	-
Issuance of warrants to extend notes	263,483	-	-	-
Non-cash expense	1,303,948	1,223,538	447,512	306,375
Expenditures paid with issuance of stock	917,708	2,149,770	192,900	1,822,891
Total non-cash expenditures	2,221,656	3,373,308	640,412	2,129,266

Liquidity and Capital Resources.

Cash on hand was $3,099,755 at June 30, 2008, an increase of $1,777,807 over the $1,321,948 on hand at June 30, 2007.  Cash used in operations for the six months ended June 30, 2008, was $2,550,749, an increase of 58% over the $1,613,821 cash used in operations for the six months ended June 30, 2007.  Cash used in investing activities was $126,843 primarily for the purchase of equipment during the six months ended June 30, 2008.

Cash used in financing activities was $258,862 used for payment of preferred dividend, capital lease and note payable during the six months ended June 30, 2008.  In the first six months of 2007, the Company received $677,319 from the issuance of common stock versus $0 for 2008.

The Company used common stock to pay $917,708 in consulting services during the six months ended June 30, 2008. In doing so, management believes we have conserved Wizzard's cash liquidity for operational and expansion purposes.

The Company believes it is still in the early stages of the new and developing speech technology market and digital media publishing services, and estimates it will require approximately $350,000 per month to maintain current operations and grow our digital media business.

The following table reflects our contractual obligations as of June 30, 2008:

Contractual Obligations		Less than	1-3
	Total	1 Year	Years
Guaranteed Royalty	$435,000	$280,000	$155,000
Long-Term Obligations(1)	2,169,712	-	2,169,712
Rent	63,580	35,230	28,350
Total	$2,676,942	$315,230	$2,361,712

(1)

This represents the gross amount of long term notes payable held by three institutional investors.  The obligations are convertible into common stock at $2.00 per share.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

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

As of June 30, 2008, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Risks relating to our business and our common stock are described in Item 1A of our Annual Report on Form 10-K for the calendar year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008.  During the quarterly period ended June 30, 2008, there were no material changes in these risk factors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the six month period ended June 30, 2008, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description
Elizabeth Montgomery	4-15-08	3,354	Milestone - PNPP
Joan Pinske	4-15-08	1,464	Milestone - PNPP
Greg Roadifer	4-15-08	4,974	Milestone - PNPP
Bruce Phifer	5-15-08	5,000	Services Rendered
Periscope Partners	6-19-08	89,000	Services Rendered

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

(a)   None, not applicable

(b)  During the quarterly period ended June 30, 2008, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

31.1 - 302 Certification of Christopher J. Spencer

31.2 - 302 Certification of John Busshaus

32 - 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date:	8/11/08	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	8/11/08	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	8/11/08	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	8/11/08	/s/ David Mansueto
David Mansueto
Director

Date:	8/11/08	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	8/11/08	/s/ Douglas Polinsky
Douglas Polinsky
Director