Form 10-Q
period 2008-09-30
WIZZARD SOFTWARE CORP /CO
filed 2008-11-10
CIK 1074909

FORM 10-Q

Securities and Exchange Commission

Washington, D. C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from

 to

Commission File No.   001-33935

WIZZARD SOFTWARE CORPORATION

 (Exact name of registrant as specified in its charter)

COLORADO	87-0609860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 Baum Boulevard, Suite 770

Pittsburgh, Pennsylvania 15213

 (Address of Principal Executive Offices)

Registrant's Telephone Number:  (412) 621-0902

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

As of November 5, 2008, there were 45,149,877 shares of common stock, par value $.001, of the registrant issued and outstanding.

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
FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets	3

Consolidated Unaudited Statements of Operations	4

Consolidated Unaudited Statements of Cash Flows	5 - 9

Notes to Unaudited Consolidated Financial Statements	10 - 25

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2008	December 31, 2007
CURRENT ASSETS:	(unaudited)
Cash	$1,752,165	$6,036,209
Accounts receivable, net of $17,562 and $17,562 allowance, respectively	799,706	874,058
Prepaid expenses	95,054	24,143
Total current assets	2,646,925	6,934,410

LEASED EQUIPMENT, net	-	75,916
PROPERTY AND EQUIPMENT, net	178,259	109,504
GOODWILL	20,800,569	20,724,986
DEFINITE LIFE INTANGIBLE ASSETS, net	346,875	-
OTHER ASSETS	4,757	4,757
Total assets	$23,977,385	$27,849,573

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$399,417	$877,304
Accrued expenses	632,006	356,341
Accrued acquisition costs - Webmayhem, PNPP	-	1,949,843
Capital lease	-	81,411
Notes payable - current portion	46,915	46,915
Convertible Notes Payable, net of discount of $0 and $0, respectively	706,710	-
Deferred revenue	34,302	53,039
Total current liabilities	1,819,350	3,364,853
NOTES PAYABLE, less current portion	16,206	51,016
CONVERTIBLE NOTES PAYABLE, less current portion, net of discount of $0 and $482,158, respectively	1,075,000	1,687,554
Total liabilities	2,910,556	5,103,423

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,083 and 6,147 Series A cumulative, convertible, contingently redeemable shares issued and outstanding with liquidation preferences, respectively	6	6
Common stock, $.001 par value, 100,000,000 shares authorized, 44,995,274 and 43,304,034 shares issued and outstanding, respectively	44,995	43,304
Additional paid-in capital	68,876,452	64,668,006
Accumulated deficit	(47,854,624)	(41,965,166)
Total stockholders' equity	21,066,829	22,746,150
Total liabilities and stockholders' equity	$23,977,385	$27,849,573

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE
Software	$197,834	$160,802	$657,309	$627,087
Healthcare	1,011,921	1,015,715	2,957,432	2,404,950
Media Services	323,584	291,959	1,052,949	590,462
Total Revenue	1,533,339	1,468,476	4,667,690	3,622,499
COST OF GOODS SOLD
Software	92,366	108,607	298,630	312,734
Healthcare	786,502	619,486	2,076,341	1,538,851
Media Services	239,332	277,042	813,558	647,545
Total Cost of Goods Sold	1,118,200	1,005,135	3,188,529	2,499,130
Gross Profit	415,139	463,341	1,479,161	1,123,369
OPERATING EXPENSES
Selling expenses	316,736	256,331	861,926	644,259
General and administrative	1,026,557	894,025	3,543,626	2,394,543
Consulting fees	394,565	480,356	2,124,315	2,795,727
Research and development	10,728	54,261	66,731	147,385
Total Operating Expenses	1,748,586	1,684,973	6,596,598	5,981,914
LOSS FROM OPERATIONS	(1,333,447)	(1,221,632)	(5,117,437)	(4,858,545)

OTHER INCOME (EXPENSE):
Extension and re-pricing of warrants	-	(105,413)	-	(795,023)
Extension of convertible notes payable	-	-	(263,483)	-
Interest income	7,711	86,886	57,275	131,448
Interest expense	(27,947)	(1,126,480)	(569,443)	(1,509,379)
Other income(expense)	(84)	5,337	3,630	9,760
Total Other Income (Expense)	(20,320)	(1,139,670)	(772,021)	(2,163,194)
LOSS BEFORE INCOME TAXES	(1,353,767)	(2,361,302)	(5,889,458)	(7,021,739)
CURRENT INCOME TAX EXPENSE	-	-	-	-
DEFERRED INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(1,353,767)	$(2,361,302)	$(5,889,458)	$(7,021,739)

DIVIDENDS:
Accrued dividend, warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature of preferred stock analogous to a dividend	(106,452)	(7,625,417)	(320,815)	(7,625,417)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(1,460,219)	(9,986,719)	(6,210,273)	(14,647,156)

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	$(0.03)	$(0.24)	$(0.14)	$(0.36)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	44,917,211	42,338,621	44,405,713	40,105,100

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(5,889,458)	$(7,021,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	482,158	1,396,226
Compensation for re-pricing and extension of warrants	-	795,023
Compensation for extension of notes payable	263,483	-
Stock for non cash expenses	986,528	2,241,333
Non-cash compensation - options issued	444,490	311,999
Non-cash interest expense on notes payable	123,642	-
Depreciation and amortization expense	196,001	59,637
Change in allowance for bad debt	-	-
Change in allowance for slow moving inventory	-	(20,148)
Change in assets and liabilities:		-
Accounts receivable	74,351	(90,900)
Inventory	-	27,461
Prepaid expenses	(70,910)	20,755
Accounts payable	(375,170)	(353,476)
Accrued expense	122,600	81,059
Deferred revenue	(18,737)	(1,755)
Net Cash Used in Operating Activities	(3,661,022)	(2,554,525)

Cash Flows from Investing Activities:
Purchase of property & equipment	(120,649)	(26,370)
Acquisition of PNPP	(6,264)	(150,324)
Acquisition of iClipx	(12,500)	-
Acquisition of Webmayhem	-	(328,536)
Net Cash Used in Investing Activities	(139,413)	(505,230)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	-	677,319
Net Proceeds from the issuance Series A Preferred Stock	-	6,710,000
Payment of preferred dividends	(422,074)	-
Payments on capital lease	(26,726)	(28,109)
Payments on note payable	(34,809)	(18,028)
Net Cash Provided by (Used in) Financing Activities	(483,609)	7,341,182

Net Increase (Decrease) in Cash	(4,284,044)	4,281,427
Cash at Beginning of Period	6,036,209	2,685,068
Cash at End of Period	$1,752,165	$6,966,495
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$10,880	$10,074
Income taxes	$-	$-

(Continued)

See accompanying notes to unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2008:

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

On August 7, 2008, the Company issued 53,796 common shares in payment of $94,144 of accrued interest.

On August 22, 2008, the Company issued 46,500 common shares upon the exercise of options valued at $68,820 to consultants for services rendered.

On September 24, 2008, the Company issued 50,124 common shares in payment of a $91,500 note payable and $8,749 of accrued interest.

On September 25, 2008, the Company issued 50,131 common shares in payment of a $91,500 note payable and $8,761 of accrued interest.

During September 2008, the Company accrued a $106,452 dividend on Series A Convertible Preferred Stock.

During the first nine months of 2008, the company recorded $444,490 of non-cash compensation expense related to the vesting of certain stock options.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2008, and the results of operations and cash flows for the periods ended September 30, 2008 and 2007 have been made.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The consolidated financial statements are consolidated and included the accounts of Wizzard and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Organization - Wizzard Software Corporation ["Parent"], a Colorado corporation, was organized on July 1, 1998.  The Company operates in three industry segments, Software, Healthcare and Media Services.  The Software segment engages primarily in the development, sale, and service of custom and packaged computer software products The Media Services segment operates primarily in digital media publishing and advertising services.  The Healthcare segment operates primarily in the home healthcare and healthcare staffing services in Wyoming and Montana.  On September 8, 2005, Parent purchased all of the issued and outstanding shares of Interim Healthcare of Wyoming, Inc. ["Interim"], a Wyoming corporation, in a transaction accounted for as a purchase.  On February 27, 2007, Parent organized Wizzard Acquisition Corp., a Pennsylvania corporation, to acquire and dissolve into the operations of Webmayhem, Inc. [Libsyn], a Pennsylvania corporation, in a transaction accounted for as a purchase.  Libsyn engages primarily in providing digital media publishing services.  On April 3, 2007, Interim purchased the operations of Professional Personnel, Inc., d.b.a., Professional Nursing Personnel Pool [“PNPP”].

Consolidation - The consolidated financial statements presented reflect the accounts of Parent, Libsyn and Interim.  All significant inter-company transactions have been eliminated in consolidation.

Accounting Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates for the Company include depreciation, amortization, allowances, valuation of stock options, and realization of goodwill.  Actual results could differ from those estimated by management.

Reclassification – The financial statements for the period ended prior to September 30, 2008 have been reclassified to conform to the headings and classifications used in the September 30, 2008 financial statements.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2008, the Company had cash balances of $1,180,516 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2008 and December 31, 2008, the Company has an allowance for doubtful accounts of $17,562 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2008 and 2007, the Company had no change to the allowance for bad debt.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $176,313 and $232,610 for the nine months ended September 30, 2008 and 2007, respectively.

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

 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment. Provisions are recorded for bad debts and at September 30, 2008 and 2007 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

Healthcare - The Company recognizes revenue from the providing of healthcare services when the services are provided and collection is probable.

Media Services – Digital media publishing services are billed on a month to month basis.  The Company recognizes revenue from providing digital media publishing services when the services are provided and when collection is probable.  The Company recognizes revenue from the insertion of advertisements in digital media, as the digital media with the advertisement is downloaded and collection is probable.

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs, and amount to $66,731 and $147,385, respectively for the nine months ended September 30, 2008 and 2007.

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 8.

During the periods presented in the accompanying consolidated financial statements, the Company has granted options under its 2005, 2007 and 2008 defined stock option plans. The Company accounts for options in accordance with the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R.  Non-cash compensation cost of $444,490 and $311,999 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the nine months ended September 30, 2008 and 2007, respectively. Non-cash compensation cost of $227,540 and $291,758 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the nine months ended September 30, 2008 and 2007.

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

Amortization expense for the nine months ended September 30, 2008 and 2007 was $128,125 and $0, respectively.

The following unaudited proforma information summarizes the estimated results of operations as if the acquisitions had occurred at the beginning of the period presented:

For the Nine
Months Ended
September 30, 2008
Net revenue	$4,667,690
Cost of sales	3,188,529
Operating expenses	6,598,108
Other expense	(772,021)
Net loss	(5,890,968)
Preferred dividends	(320,815)
Net loss available to common shareholders	$(6,211,783)

Basic and diluted loss per common share available to common shareholders	$(0.14)

Basic and diluted weighted average common shares outstanding	44,435,421

NOTE 3 – PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	September 30, 2008	December 31, 2007

Furniture, fixtures and equipment	2-10 yrs	$388,330	$267,681
Production molds	3 yrs	47,710	47,710
Software	2-5 yrs	11,964	11,964
		448,004	327,355
Less: Accumulated depreciation		(269,745)	(217,851)
Property & equipment, net		$178,259	$109,504

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $51,894 and $35,664, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

Intangible Assets – The Company’s definite life intangible assets consist of digital media content and a non-compete agreement which are amortized on a straight-line basis over their estimated useful lives.  Amortization expense of $128,125 and $0 was recorded for the nine months ended September 30, 2008 and 2007, respectively.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

On October 27, 2006, the Company closed a Subscription Agreement by which three institutional investors purchased a) a 5% convertible notes payable having a total principal amount of $2,375,000, convertible into  common shares of the Company at $2.00 per share and maturing April 27, 2008; b) Class A Warrants to purchase a total of 593,750 shares of common stock, at $2.50 per share, exercisable for three years, and c)Class B Warrants to purchase a total of 1,187,500 shares of common stock at $2.00 per share, exercisable until 180 days after the effective date of the Registration Statement. As the conversion price for the note was below the fair value of the common stock on the date issued, the Company recorded a discount on the note for beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5. The fair value of the beneficial conversion feature and Class A and Class B warrants were reduced on a pro-rata basis to the $2,375,000 proceeds received from the subscription and recorded as a discount against the note.  The $968,000 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of September 30, 2008, the Company has amortized $2,375,000 of the discount.  On March 15, 2008, the Company issuance of 400,000 warrants to extend the maturity date of three notes payable to April 28, 2009.  On November 7, 2008, the maturity date of one note payable was extended to October 15, 2009.  During the nine months ended September 30, 2008 and 2007, the Company recorded interest expense of $76,294 and $82,694, respectively and amortized $482,158 and $1,396,226 of the discount, respectively.

The Class A Warrants and Class B Warrants were valued using the Black-Scholes pricing model using the following weighted average assumptions 77.19% volatility, 1.33 years expected life, 5.08% risk free interest rate and expected dividend yield of zero.

In April 2007, Interim signed a $127,099 note payable to a bank.  The note accrues interest at 8.25% per annum.  At September 30, 2008, the note has a remaining principal balance of $63,121.  During the nine months ended September 30, 2008 and 2007, interest expense on the note payable amounted to $5,206 and $4,205, respectively.  On November 4, 2008, the Company paid the balance due of $55,104.

NOTE 6 - LEASES

Capital Lease - The Company leased equipment on a 63-month capital lease which terminated in June 2008. Upon termination of the lease, the Company acquired the leased equipment for $5,000.  During the nine months ended September 30, 2008 and 2007, depreciation expense for equipment on capital lease amounted to $15,982 and $23,973, respectively, and has been included in depreciation expense.  During the nine months ended September 30, 2008 and 2007, interest expense on capital lease obligation amounted to $3,276 and $5,641, respectively.

The following is a summary of leased equipment at:

	Life	September 30, 2008	December 31, 2007

Leased equipment	5.25 yrs	$-	$223,750
Less: Accumulated depreciation		-	(147,834)
Leased equipment, net		$-	$75,916

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of September 30, 2008, the Company had 6,083 Series A Preferred shares issued and outstanding. The Series A Preferred shares have no voting rights, with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Preferred shares, dividends, and any damages are convertible into common shares at $2.05 per common shares.

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

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value.  As of September 30, 2008, the Company had 44,995,274 common shares issued and outstanding.

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

On August 7, 2008, the Company issued 53,796 common shares in payment of $94,144 of accrued interest.

On August 22, 2008, the Company issued 46,500 common shares upon the exercise of options valued at $68,820 to consultants for services rendered.

On September 24, 2008, the Company issued 50,124 common shares in payment of a $91,500 note payable and $8,749 of accrued interest.

On September 25, 2008, the Company issued 50,131 common shares in payment of a $91,500 note payable and $8,761 of accrued interest.

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

NOTE 8 – STOCK OPTIONS AND WARRANTS

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a 2008 Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 400,000.  At September 30, 2008, 150,000 options were available to be granted under the 2008 Key Employee Plan.  During the nine months ended September 30, 2008, the Company granted 250,000 options.

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan").  Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Plan may not exceed 200,000.  At September 30, 2008, 5,000 options were available to be granted under the 2008 Plan.  During the nine months ended September 30, 2008, the Company granted 195,000 options.

2007 Key Employee Stock Option Plan - During 2007, the Board of Directors adopted a 2007 Key Employee Stock Option Plan ("2007 Key Employee Plan").  Under the terms and conditions of the 2007 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Key Employee Plan may not exceed 200,000.  At September 30, 2008, no options were available to be granted under the 2007 Key Employee Plan.  During the nine months ended September 30, 2008 and 2007, the Company granted 0 and 200,000 options, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan"). Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000.  At September 30, 2008, 3,245 options were available to be granted under the 2007 Plan.  During the nine months ended September 30, 2008 and 2007, the Company granted 56,500 and 182,255 options, respectively.

2005 Stock Option Plan - During 2005, the Board of Directors adopted a Stock Option Plan ("2005 Plan"). Under the terms and conditions of the 2005 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2005 Plan may not exceed 220,000.  At September 30, 2008, total options available to be granted under the 2005 Plan totaled 95.  During the nine months ended September 30, 2008 and 2007, the Company granted 0 and 19,700 options, respectively, which were immediately exercised for service valued at $0 and $60,384, respectively.

The fair value of option grants during the nine months ended September 30, 2008 and 2007 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the nine months ended September 30, 2008 and 2007 were as follows:

	2008	2007
Dividend yield	0%	0%
Expected life	4 yrs	5 yrs
Expected volatility	85.6%	65.6%
Risk-free interest rate	2.80%	4.65%

A summary of the status of options granted at September 30, 2008, and changes during the period then ended are as follows:

	For the Nine Months Ended
	September 30, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	427,500	$2.06	7.5 years	$-
Granted	661,500	2.26	6.0 years	-
Exercised	(106,500)	-	-	-
Forfeited	(210,000)	2.39	-	-
Expired	-	-	-	-
Outstanding at end of period	772,500	1.87	7.2 years	-
Vested and expected to vest in the future	772,500	1.87	7.2 years	-
Exercisable at end of period	627,500	2.16	8.0 years	-
Weighted average fair value of options granted	772,500	$1.87	7.2 years	$-

The Company had 40,000 non-vested options at the beginning of the period with a weighted average exercise price of $2.67.  At September 30, 2008 the Company had 145,000 non-vested options with a weighted average exercise price of $2.12.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $227,540 and $291,758, respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2008 (for outstanding options), less the applicable exercise price.

During the nine months ended September 30, 2008 and 2007, the Company recorded $444,490 and $311,999 of non-cash compensation expense related to the vested stock options issued to employees.

For the nine months ended September 30, 2008 and 2007, the Company recorded non-cash compensation cost of $227,540 and $291,758 for vested and exercised options issued to employees and consultants.

Warrants - A summary of the status of the warrants granted is presented below for the nine months ended:

	September 30, 2008		September 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,123,851	$2.42	3,193,331	$2.05
Granted	400,000	2.85	1,829,268	2.85
Exercised	-	-	(630,701)	1.10
Forfeited	-	-	(110,627)	1.36
Expired	-	-	(157,420)	3.41
Outstanding at end of period	4,523,851	$2.46	4,123,851	$2.42

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

NOTE 9 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net loss (numerator)	$(1,353,767)	$(2,361,302)	$(5,889,458)	$(7,021,739)
Accrued dividend	(106,452)	(7,625,417)	(320,815)	(7,625,417)
Net loss available to common shareholders (numerator)	$(1,460,219)	$(9,986,719)	$(6,210,273)	$(14,647,156)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	44,917,211	42,338,621	44,405,713	40,105,100

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER COMMON SHARE (Continued)

At September 30, 2008, the Company had 4,523,851 warrants outstanding to purchase common stock of the Company at $2.00 to $2.85 per share, the Company had 772,500 options outstanding to purchase common stock of the Company at $1.59 to $2.89 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 890,855 shares of common stock, [See Note 5], and a 7% cumulative Series A Preferred shares wherein the holder could convert the note into a minimum of 2,967,317 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

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

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at September 30, 2008 operating loss carryforwards of approximately $24,980,000 which may be applied against future taxable income and which expires in various years through 2028.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $12,200,000 as of September 30, 2008, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the nine months ended September 30, 2008 approximated $1,700,000.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Contingent Consideration for the Acquisition of the assets of Switchpod Technology   As part of the Switchpod acquisition, the Company agreed to issue additional shares of common stock upon Switchpod obtaining certain milestones.  The second incentive would include the seller to receive an additional 12,500 “unregistered” and “restricted” common shares per month up to a maximum of 200,000 common shares, if during the second year following the completion of the acquisition, Switchpod delivers 1,000,000 digital media downloads per month in excess of the number of digital media downloads per month as of May 31, 2007 or 5,000,000 digital media downloads per month.  As of September 30, 2008, the Company recorded a liability of $150,000 for Switchpod attaining the second year incentive.   Had the stock been issued at September 30, 2008, the Company would have issued an additional 100,000 shares of restricted common stock.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SEGMENT REPORTING (Continued)

The following is a summary of the Company’s operations by segment for the nine months ended September 30, 2008 and 2007: (in thousands)

	2008				2007
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$657	$1,053	$2,958	$4,668	$627	$590	$2,405	$3,622
Cost of sales	298	814	2,076	3,188	313	647	1,539	2,499
General and administrative	3,260	1,748	661	5,669	3,948	659	583	5,190
Selling	124	698	40	862	215	327	102	644
Research and development	51	16	-	67	73	74	-	147
Compensation for re-pricing/extension of warrants	264	-	-	264	795	-	-	795
Other income	52	3	6	61	121	-	10	131
Interest expense	559	-	9	568	1,490	-	10	1,500
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(3,847)	$(2,220)	$178	$(5,889)	$(6,086)	$(1,117)	$181	$(7,022)

Total assets	3,192	18,658	2,127	23,977	7,638	17,068	1,854	26,560
Depreciation	29	16	23	68	15	8	37	60

The following is a summary of the Company’s operations by segment for the three months ended September 30, 2008 and 2007:

	2008				2007
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$198	$323	$1,012	$1,533	$161	$292	$1,015	$1,468
Cost of sales	92	239	787	1,118	109	277	619	1,005
General and administrative	670	558	192	1,420	773	389	212	1,374
Selling	33	269	15	317	62	168	26	256
Research and development	2	9	-	11	29	25	-	54
Compensation for re-pricing/extension of warrants	-	-	-	-	106	-	-	106
Other income	6	-	1	7	81	-	1	82
Interest expense	26	-	2	28	1,112	-	4	1,116
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(619)	$(752)	$17	$(1,354)	$(1,949)	$(567)	$155	$(2,361)

Depreciation	11	6	3	20	5	3	11	19

NOTE 13 - SUBSEQUENT EVENT

On October 9, 2008, the Company issued 54,891 common shares in payment of a $100,000 note payable and $9,781 of accrued interest.

On October 23, 2008, the Company issued 99,712 common shares in payment of an $181,700 note payable and $17,723 of accrued interest.

On November 4, 2008, The Company paid $55,104 to pay in full the note payable. See Note 6

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Highlights of Third Quarter, 2008

Our business, for the last twelve years, has been focused on the speech recognition technology industry.  As a result of our commitment to speech technologies, we have been able to position ourselves as a leader in the fast growing digital media aggregation, syndication and advertising industry currently taking shape on the internet. Using sophisticated speech recognition technologies, we are able to offer advertisers highly targeted advertising packages from the 15,000+ digital media 'shows' hosted and published using Wizzard Media's products and services. Below is an update of our entire business, from our most recent entry into digital media where we expect most of our future growth to occur, to our legacy businesses of offering core speech engine tools for developers and speech technology solutions for the healthcare industry.  Currently, our healthcare operations make up 64% of our revenue, but we expect our digital media publishing business to become our largest revenue generator at some point in 2009 and provide the largest revenue growth in the future.  We believe this is due to the size of our digital media operations and the potential advertising inventory available for sale by Wizzard’s ad sales team.  The growth of our media operations has occurred faster than initially expected and it is Management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the internet increase at a rapid pace and advertisers showing growing interest in the medium.  As paid search advertising is the largest and most profitable segment of the internet advertising industry (Google, Yahoo, etc), we believe the Internet media advertising industry has the potential over the next five years to grow into the largest segment of Internet advertising and believe that Wizzard is positioned to be one of the leading companies in the Internet media advertising business.

1.     WIZZARD MEDIA

Wizzard Media is the one year old division for our digital media business.  Wizzard Media is focused on the digital media industry and how speech technology, when used effectively, can have a significant impact on the industry by providing a safe means for advertisers to promote their brands in professional and semi-professional content.  By incorporating speech recognition into the digital media mix, Wizzard can search through a transcript of every participating show utilizing our publishing platform and offer targeted keyword advertising to national brands while providing monetization of digital content for our publishers and for Wizzard.  Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS as a distribution method.  The network received over 450 million download requests for shows in 2006 and surpassed 1 billion download requests in 2007.  In the third quarter of 2008, the Wizzard Network received 287,400,000 download requests for shows vs. 241,700,000 download requests in the third quarter of 2007.  Wizzard's publishing platform grew by over 3,300 new shows in the third quarter of 2008 vs. 700 new shows in the third quarter of 2007.  Over 88,000 new individual episodes were added across the network in the third quarter of 2008 vs. 42,000 new episodes added in the third quarter of 2007.  With the continuing success of Apple's iPod, iPhone and Apple TV 2.0 along with new RSS aggregators from Adobe and others, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  The total number of episodic shows published through Wizzard Media grew to over 15,000 in the third quarter of 2008 with over 500,000 individual episodes in syndication.  Wizzard's LibsynPRO Enterprise service grew to 32 network publishers in the third quarter of 2008.  We continue to receive positive feedback from major media publishers for our new LibsynPRO Enterprise publishing and advertising platform.  As Wizzard Media derives a portion of its revenues through data transfer from PRO customers, launching a new, feature rich version of the PRO publishing platform provides Management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business. During the third quarter 2008, revenue from data transfer totaled $46,790.

     Wizzard Media - Distribution

In the third quarter of 2008, traditionally a slower quarter than the first or fourth quarter for media consumption, the Wizzard Network received approximately 287,400,000 download requests for shows vs. 241,700,000 download requests in the third quarter of 2007, from a wide variety of distribution outlets to which Wizzard syndicates content. The Wizzard Media network received over 3,100,000 million requests for shows per day in the third quarter.  These shows are consumed by over thirteen million people around the world creating what Management believes is a very compelling platform for advertisers. Download requests are calculated by counting the number of shows requested for download by audience members.  Wizzard intends to generate profits by inserting advertisements in the shows in partnership with the show’s publishers.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Wizzard’s advertising sales team.

Currently, Wizzard Media distributes digital shows for our producers to a variety of web portals and content aggregators including: Wizzard.tv, Veoh.com, Apple TV (Featured Provider), iTunes (Featured Provider), Second Life, iPhone, YouTube (Partner Channel), Google (Affiliate Network), Adobe Media Player, Daily Motion (Featured Channel), Zune Marketplace, and Facebook.  Some of these partner channels were created solely to expand audience reach and some to expand both audience reach and generate revenues for Wizzard and our publishers. In the third quarter of 2008, Wizzard expanded the number of distribution points available to our publishers by 22 through a partnership with TubeMogul, including Yahoo Video, AOL Video, Google Video and MySpace.  While no material revenue has been generated from these distribution channels to date, we expect to realize revenue in the fourth quarter of 2008 with anticipated growth throughout 2009.

In the first quarter of 2008, Wizzard announced a content licensing and advertising agreement with YouTube. As a YouTube content partner, Wizzard has its own branded channel that enables users to access streaming video from the Wizzard Media Network.  Wizzard worked with YouTube and several of its other distribution partners/content licensees in the third quarter to monetize the shows Wizzard distributes through their third party service. Management expects to have numerous working advertising campaigns through third party audience consumption platforms (distribution partners) in the fourth quarter of 2008.  Wizzard is in the process of entering into advertising agreements with several of its distribution partners but expects third party ad sales to be minimal in 2008 as Wizzard posts content to the partner channels and builds audiences for the various shows.

     Wizzard Media - Advertising

In the third quarter of 2008, Wizzard launched seven advertising campaigns including Puma, Panasonic, US Navy Medical, Coca-Cola, SpikeTV, Powerade and Saturn.  These campaigns run across multiple shows bringing the total number of advertising campaigns launched to date to 35, with 18 different advertisers, resulting in $283,942 of year to date advertising revenue.

In the third quarter of 2008, Wizzard's new technical advertising insertion system, able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, continued to be successfully tested for multiple advertising campaigns.  Using the new system, the Wizzard Media Network had the capability to deliver over four hundred and thirty nine million (439,928,687) advertisements in the third quarter.  This was calculated using the formula”*” described below.  In order to increase the percentage of filled advertising inventory we must continue to execute on our advertising sales strategy, grow our ad sales force, integrate third party ad networks and create relationships with more advertising agencies and their clients.  This demonstrates to advertisers the reach of the Wizzard Media network as most advertisers want to see the opportunity for large advertising campaigns.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.  Wizzard continues to ramp up its advertising sales efforts with a goal to fill 35% of all available inventory for any given quarter at some point in 2009.

Client results of our largest advertising execution to date were excellent in management's opinion and we expect more buys from the client in the future. We have now had multiple advertisers renew campaigns with Wizzard including one advertiser that is on its ninth campaign demonstrating what Management believes is excellent back-end ad operational service on Wizzard's part and a satisfactory ROI for our clients.

Wizzard's Data Research department has completed audience surveys in excess of 65,000, which is a critical sales component in the data driven advertising industry and the information gathered will be used by our ad sales team extensively.  Poll questions were added to survey regarding campaign execution in third quarter which offers added data on effectiveness on various components of our operations.  Wizzard's ad sales team currently consists of five individuals in San Francisco, Los Angeles, Chicago and New York who have been aggressively courting media buyers through extensive education sessions raising awareness of digital media advertising opportunities delivered via subscribable, episodic RSS as well as streaming via the Internet.  Neither the Research Department, nor the

Advertising Operations Department directly generate revenues for Wizzard but are critical components in the advertising sales process providing data to demonstrate audiences for individual and collective shows as well as reporting the status and results of an advertising campaign both ongoing and at its conclusion.

In the third quarter 2008, our publisher recruiting efforts resulted in the addition of 81 new shows specifically joining the Wizzard Media Advertising Network (vs. 74 in the 2nd quarter and 50 in the 1st quarter of 2008). As of September 30, 2008, 783 publishers have signed up for Wizzard's advertising network.  Wizzard Media currently has 22 distinct ad categories we take to market with more than 450 shows available in those categories.  Our efforts to date have been focused on the top 501 shows using our publishing platform which represent 85.6% of our global download requests. Of these 501 shows, 253 have signed up for the Wizzard advertising network representing 67.3% of the most coveted traffic for advertising sales. Wizzard will continue to aggressively market our advertising network to the remaining 23% of the desired publishers not yet signed up through our Publisher Relations team.  As the number of publishers joining Wizzard’s Advertising Network grows, so does the available advertising inventory for Wizzard’s advertising sales team to sell.

Month		Potential Ad Impressions
October 2007		118,789,270
November 2007		129,220,048
December 2007	*	137,212,313
January 2008	*	155,842,635
February 2008		145,449,788
March 2008		148,176,155
April 2008		142,014,592
May 2008		146,629,010
June 2008	*	134,409,515
July 2008		143,855,017
August 2008		146,070,265
September 2008		150,003,405

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

Nielsen Certified Downloads for Ad Network
Month		Downloads
January 2008	**	62,337,054
February 2008		58,179,915
March 2008		59,270,462
April 2008		56,805,837
May 2008		58,651,604
June 2008	**	53,763,806
July 2008		57,542,007
August 2008		58,428,106
September 2008		60,001,362

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

      Wizzard Media - Content

Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS as a distribution method.  Wizzard's publishing platform grew by over 3,300 new shows in the third quarter of 2008 with 88,000 new episodes added across the network.  The total number of shows published through Wizzard Media grew to over 15,000 in the third quarter of 2008 with over 500,000 individual episodes in syndication. An increase in shows helps Wizzard gain additional distribution for our publishers and correlates to more downloads, greater audiences and increases our chances of securing advertisers for said shows in addition increasing hosting/publishing revenues.  With the continuing success of Apple's iPod, iPhone and Apple TV 2.0 along with new RSS aggregators from Adobe and other companies, we expect the number of publishers using our service and the number of consumers watching the shows we distribute to continue to grow rapidly.  Wizzard's LibsynPRO enterprise service grew to 32 network publishers in the third quarter of 2008.  We continue to see extremely positive reception by major media publishers for our new LibsynPRO publishing and advertising platform.

Some of the more notable shows joining the Wizzard Media Network in the third quarter of 2008 were:

•

WatchMojo - One of the largest producers, publishers and syndicators of video content for broadband platforms, including the Web, wireless and out-of-home digital video markets. WatchMojo produces original video programming across the Automotive, Education, Fashion, Film, Food, Gambling, Health, Music, Politics & Economy, Space, Sports, Technology and Travel categories.

•

Alan Watts Podcast – Audio clips from the late Alan Watts, who is generally credited with bringing eastern philosophy to the West.

•

Classic Tales – One of the largest Classic Audiobook podcasts with a focus on children’s stories, this one came over as part of the Podshow Creator closure. This show is already part of the Audible Kids Campaign.

•

Davey & Goliath – The classic claymation TV show from the 1960’s and 70’s. The first show brought over from Lightworks.

•

ScrapCast – The Largest and first Scrapbook Podcast. This show is one of many we are working on bringing over from Mevio / Podshow.

•

SomaGirls TV Network – After a year of courting SomaGirls TV, we were able to bring them on board to be part of the Saturn Campaign.

•

The Moth Podcast – One of the most popular podcasts on iTunes, the Moth is part of both the Saturn and the Audible Adult campaigns.

•

YogaToday – Considered the largest and most well known of the YogaPodcasts, this one was brought in with the help of Todd Sweeny. This show is part of the Saturn Campaign.

Wizzard Media continued to extend content distribution in third quarter of 2008 through:

•

Partners with Joost for online video distribution

•

Partners with TubeMogul for online video distribution to YouTube, YahooVideo, AOL Video and 19 other major video portals on the internet.

•

Partners with Canoe for content distribution across Canada’s pre-eminent news and entertainment online portal

Some of above mentioned new publishers are utilizing our media services and in turn we have the ability to bring advertising to their shows.  Others are obtaining ads themselves, and utilizing our Ad Insertion and Ad Management technology, Alcheny, in addition to Wizzard having the opportunity to bring advertising to their shows.  Then there are publishers for which we are distributing their content and in turn, we have the ability to license the content to a third party and/or bring advertising to their show.  Any revenue generated from obtaining ads or the licensing of the content will be shared with the publisher of the show.  While the addition of these shows will have little impact on revenue during 2008, Management believes that by publicizing our high profile shows it lends credibility to our service and helps to attract new publishers, distribution outlets and advertisers.

     Wizzard Media - Technology

Wizzard Media's technical development team continues to make significant accomplishments in terms of maintaining and expanding on our publishing platform.  In the third quarter of 2008, Wizzard's development team focused its efforts on development of Wizzard suite of Tools to support launch of Media (Flash) Player, extended distribution and enhancements to the back-end publishing and advertising support systems.

Additional technical developments in the third quarter of 2008 include:

•

Two updates to LibsynPRO version 2 released to beta users (v2.4)

•

Migration of users from v1.0 to v2.0 of LibsynPRO (100%)

•

Wizzard Media Platform statistics data warehouse project started (90% complete)

•

Wizzard Media Player project (flash media player) launched Wizzard Media Player enhancements for interactive Share and Ad functionality

•

Wizzard Media Tools project launched Wizzard Media integration with video distribution partner, TubeMogul launched

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

Wizzard Speech System for Digital Media Statistics

Number of Total Words Captured	208,185,350
Number of Shows Transcribed	2,608
Number of Episodes Transcribed	58,709
Minutes of Processed Content	1,433,801
Number of Unique Words Captured	33,418

2.     SPEECH TECHNOLOGY & SERVICES GROUP

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

3.   HEALTHCARE

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for fifteen years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 64% for the first nine months of 2008, from its home healthcare operations.  As is the case within the medical industry, we continue to be faced with the challenge of identifying and retaining personnel with the required skill set for our home healthcare operations.   As a result, we have shifted functional responsibility to better utilize available and qualified personnel.  As an example, functions that were once completed by a Registered Nurse are now being performed by a Licensed Practicing Nurse while maintaining all federal and state compliance requirements.

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

In Billings, we hired a new director of healthcare services who comes with extensive local healthcare management experience.  As a result, Interim has realized the addition of one new service: providing skilled assessment and supervision of patients at local testing facilities, and we are evaluating additional healthcare services.

In Casper, we hired a new Administrator, who comes with a diverse background in the healthcare industry. Interim Casper continues to provide home care and staffing services.  Staffing services has experienced a decline in the past year but we anticipate the hiring of a Staffing Manager to focus on growing the business.  Casper staffing is exploring the potential of new facilities for use of supplemental services.

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

Results of Operations

Three Months Ended September 30, 2008 and 2007.

During the third quarter ended September 30, 2008, Wizzard recorded revenues of $ 1,533,339, a 4% increase from revenues of $ 1,468,476 in the third quarter of 2007. The increase for the third quarter of 2008 was due to the new business in our digital media publishing and incremental sales of our speech recognition software.  Home healthcare sales were flat compared to prior year.

Cost of goods sold totaled $1,118,200 in the third quarter of 2008, versus $ 1,005,135 in the third quarter of 2007.  This increase of 11% is attributed primarily to an increase in wages within our healthcare operations, offset by a decrease in bandwidth costs within our media services operation.  Wizzard posted a gross profit of $415,139 during the third quarter of 2008, versus a gross profit of $ 463,341 in the third quarter of 2007, a decrease of 10%.

In the third quarter ended September 30, 2008, operating expenses totaled $1,747,586 which was a 4% increase from operating expenses of $1,684,973 in the third quarter of 2007.  Broken down by line item our operating expenses were:

Selling expenses in the third quarter of 2008 were $316,736 versus $256,331 in 2007.  This 24% increase was due to the addition of personnel with the development of our digital media publishing and media business operations.

General and administrative expenses were $1,026,557 in 2008 versus $894,025 in 2007, an increase of 15%, due the additional personnel to run the operations of the digital media publishing operations.  This increase was also due to the recording of amortization expense associated with the intangible assets from the purchase of iClipx; incremental internet bandwidth fees associated with our development of the media services operating platform; and incremental rent expense with the addition of offices in Florida, New York and Los Angeles.

Salaries, wages and related expenses decreased to $637,218 in 2008 from $681,940 in 2007, a decrease of 7%, due to a restructuring of responsibilities in our Billings location and not having a General Manager in our Casper location, within our home healthcare operations.  This was offset by the addition of personnel with the development of our digital media publishing and media business platforms. Consulting expense decreased to $394,565 in 2008 from $480,356, a decrease of 18% due primarily to limited use of consultants in the third quarter of 2008. Research and Development expenses in the third quarter were $10,728 versus $54,261 in 2007.

Net other expenses of $20,320 versus $1,139,670 in the third quarter of 2007 consisted of non-cash interest expense for the accretion of the discount on notes payable net of interest income.

Wizzard's net loss available to common shareholders was $1,460,219, or $0.03 per share, in the quarter ended September 30, 2008.  This represents an 85% decrease from our net loss of $9,986,719, or $0.24 per share, in the third quarter of 2007.

Nine months ended September 30, 2007, and 2006.

During the nine month period ended September 30, 2008, Wizzard recorded revenues of $4,667,690, a 29% increase over revenues of $3,622,499 for the same period in 2007.  The increase in revenues in the nine months ended September 30, 2008, was due primarily to the expansion through acquisitions of our digital media services and healthcare operations.

In the nine months ended September 30, 2008, cost of goods sold totaled $3,188,529, a 28% increase as compared to $2,499,130 in the nine months ended September 30, 2007. The increase in cost of goods sold was due primarily to the expansion through acquisitions of our digital media services and healthcare operations. Wizzard posted a gross profit of $1,479,161 during the first nine months of 2008, versus a gross profit of $1,123,369 in the first nine months of 2007, an increase of 32%.

Wizzard recorded total operating expenses of $6,595,598 during the nine months ended September 30, 2008, a 10% increase as compared to operating expenses of $5,981,914 in the same period of 2007.  General and administrative expenses totaled $3,543,626 in the first nine months of 2008 versus $2,394,543 in the first nine months of 2007, an increase of approximately 48%, due primarily to the additional expenses with the acquisition of the digital media publishing and home healthcare operations.

Salaries, wages and related expenses increased to $2,230,369 in 2008 from $700,952 in 2007, an increase of 218%, due to the addition of personnel with the development of our digital media publishing and media business, and home healthcare operations, and the conversion of the use of full-time employees from consultants.

Consulting fees decreased to $2,124,315 in 2008 from $ 2,795,727, a decrease of 24% due primarily to a decrease in investor relations service fees; consulting fees related to the digital media publishing operations and conversion to use of full-time employees.

Selling expenses in the first nine months of 2008 were $861,926 versus $644,259 in 2007.  This 34% increase was due primarily to the expansion of our digital media services.  Research and Development expense totaled $66,731 in the first nine months of 2008 versus $147,385 in the first nine months of 2007.

In the first nine months of 2008, Wizzard recorded $263,483 of interest expense for the issuance of warrants for the one year extension of the 5% notes payable. In the first nine months of 2007, Wizzard recorded interest expense of $795,023, to extend the expiration date of certain warrants.

Wizzard's net loss available to common shareholders was $6,210,273, or $0.14 per share, in the first nine months of 2008.  This represents a 58% decrease from our net loss of $14,647,156, or $0.36 per share, in the first nine months of 2007. During the first nine months of 2008, non-cash expenditures totaled $2,496,303, a 48% decrease from non-cash expenditures of $4,804,218 in the first nine months of 2007.

The following is a summary of non-cash expenditures:

	For the Nine		For the Three
	Months Ended		Months Ended
	September 30,		September 30,

	2008	2007	2008	2007
NON-CASH EXPENDITURES
Amortization of discount on notes payable	482,158	1,396,226	-	1,073,426
Re-pricing and extension of warrants	-	795,023	-	105,413
Stock option grants	444,490	311,999	31,901	141,500
Depreciation and amortization expense	196,001	59,637	62,271	19,008
Interest expense paid with stock	123,642	-	111,654	-
Issuance of warrants to extend notes	263,483	-	-	-
Non-cash expense	1,509,774	2,562,885	205,826	1,339,347
Expenditures paid with issuance of stock	986,528	2,241,333	68,820	91,563
Total non-cash expenditures	2,496,302	4,804,218	274,646	1,430,910

Liquidity and Capital Resources.

Cash on hand was $1,752,165 at September 30, 2008, a decrease of $4,284,044 over the $6,036,209 on hand at December 31, 2007.  Cash used in operations for the nine months ended September 30, 2008, was $3,661,022, an increase of 43% over the $2,554,525 cash used in operations for the nine months ended September 30, 2007.  Cash used in investing activities was $139,413 primarily for the purchase of equipment during the nine months ended September 30, 2008.

Cash used in financing activities was $483,609 used for payment of preferred dividend, capital lease and notes payable during the nine months ended September 30, 2008.  In the first nine months of 2007, the Company received $677,319 from the issuance of common stock and $6,710,000 from the issuance of Series A preferred stock.

The Company used common stock to pay $986,528 in consulting services during the nine months ended September 30, 2008. In doing so, management believes we have conserved Wizzard's cash liquidity for operational and expansion purposes.

The Company believes it is still in the early stages of the new and developing speech technology market and digital media publishing services, and estimates it will require approximately $300,000 per month to maintain current operations and grow our digital media business.

The following table reflects our contractual obligations as of September 30, 2008:

Contractual Obligations		Less than	1-3
	Total	1 Year	Years
Guaranteed Royalty	$420,000	$295,000	$125,000
Long-Term Obligations(1)	1,844,831	46,915	1,797,916

Rent	52,471	29,521	22,950
Total	$2,317,302	$371,436	$1,945,866

(1)

Includes the long term notes payable held by three institutional investors.  The obligations are convertible into common stock at $2.00 per share.

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

As of September 30, 2008, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Risks relating to our business and our common stock are described in Item 1A of our Annual Report on Form 10-K for the calendar year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008.  During the quarterly period ended September 30, 2008, there were no material changes in these risk factors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the nine month period ended September 30, 2008, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description
Bruce Phifer	2-29-08	5,000	Services Rendered
Edward Greiner	3-24-08	1,907	Services Rendered
Elizabeth Montgomery	4-15-08	3,354	Milestone - PNPP
Joan Pinske	4-15-08	1,464	Milestone - PNPP
Greg Roadifer	4-15-08	4,974	Milestone - PNPP
Bruce Phifer	5-15-08	5,000	Services Rendered
Periscope Partners	6-19-08	89,000	Services Rendered
Alpha Capital	8-7-08	53,796	Conversion on Note Payable
Whalehaven	9-24-08	50,124	Conversion on Note Payable
Whalehaven	9-25-08	50,131	Conversion on Note Payable

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

(a)   None, not applicable

(b)  During the quarterly period ended September 30, 2008, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

31.1 - 302 Certification of Christopher J. Spencer

31.2 - 302 Certification of John Busshaus

32 - 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date:	11/10/08	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	11/10/08	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	11/10/08	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	11/10/08	/s/ David Mansueto
David Mansueto
Director

Date:	11/10/08	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	11/10/08	/s/ Douglas Polinsky
Douglas Polinsky
Director