Form 10-K
period 2008-12-31
WIZZARD SOFTWARE CORP /CO
filed 2009-03-31
CIK 1074909

U. S. Securities and Exchange Commission

Washington, D. C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-33935

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

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer” and “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

The aggregate market value of the registrant’s voting and nonvoting common equity held by non-affiliates of the registrant as of the last business day of June 30, 2008, the registrant’s most recently completed second fiscal quarter, was $69,078,207 based on the last sales price of the registrant’s common stock reported on the NYSE Amex on that date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes shares held by directors, officers, and stockholders whose ownership exceeded 10% of the Registrant’s outstanding Common Stock. Exclusion of these shares should not be construed to indicate that any such person controls, is controlled by or is under common control with the Registrant.

As of March 6, 2009, there were 47,104,660 shares of common stock, par value $.001, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

PART I

Item 1.  Description of Business.

OVERVIEW

Founded in 1995, the business of Wizzard Software Corporation, a Colorado corporation ("Wizzard," "we," "our" or "us" or words of similar import), includes software products and services that focus on speech recognition and text-to-speech technology, podcasting and the home healthcare industry.

Speech recognition is used for three basic things: 1) It allows humans to talk commands to a computer (directly to a PC, in a car, over a phone system, etc.) and have those commands executed.  For example, you can say, "open my email" to your PC, "give me directions to McDonalds" to your car, or "order a pay per view movie" in response to questions being asked by a telephone answering system.  2) In addition to commands, speech recognition allows for fast, accurate transcription of the spoken word.  Examples include: a doctor dictating patient notes, a nurse calling in updates on a home health visit, a lawyer dictating briefs.  3) The third most common use for speech recognition, and one that Management believes has the most potential for Wizzard, is speech recognition's ability to turn audio into text.  For example, a conference call can be recorded and then sent through a speech recognition engines and a transcript of the call will now be available for notes, for others to read, etc.  Another example, and an area of great interest to Wizzard, is turning audio and video "podcasts" into text.  Once completed, this will allow consumers, advertisers and others to search and locate information inside an audio or video file on the internet and mobile devices.

Text-To-Speech technology is simply the opposite of speech recognition.  It is the ability for a computer, ATM machine, your car, etc, to talk in a human sounding synthetic voice.  This technology can be used in things such as flight simulators, allowing for interaction between a trainee and a simulated air traffic controller.  It is also used in ATM machines for the visually impaired.  Another use for text-to-speech “TTS”, and one Management believes has the most immediate potential for Wizzard, is in its ability to turn text, found on the internet, into audio recordings that can then be downloaded and listened to while commuting, working out, sitting on the beach, etc.

Wizzard provides software programming tools and services that allow companies to incorporate speech technology into their products and services.  We offer speech technology software programming tools and speech engines from AT&T and IBM for which we receive a royalty for each licensed copy of these engines distributed with our customer's products and services.

     Our products and services include:

Podcasting Hosting and Advertising Services - We entered the podcasting industry in July 2006, through the acquisition of Switchpod.com and two months later, through the acquisition of Blastpodcast.com. In March, 2007, we closed our acquisition of Liberated Syndication (Webmayhem, Inc.), the largest podcast hosting company in the world.  We currently distribute over 3.1 million podcast downloads a day and have incorporated our speech technology into the distribution system so that the audio and video used in podcasting can be turned into text for various uses including highly targeted advertising.

Speech Tools & Engine - Wizzard markets IBM and AT&T developer tools through agreements with those companies and receives a portion of the licensing fees collected.

Wizzard offers Text-To-Speech Engines from IBM and AT&T to software developers and businesses around the world, as well as speech recognition engines from IBM. Wizzard receives payments for each copy/license distributed by its customers and in turn, pays a percentage of that payment to IBM or AT&T.

Home Healthcare Services - Interim HealthCare of Wyoming is a state licensed and Medicare certified home health agency. In addition, Interim HealthCare of Wyoming provides temporary staffing of healthcare professionals to facilities across the states of Wyoming and Montana.

Our principal executive offices consist of approximately 3,100 square feet of office space located at 5001 Baum Boulevard, Suite 770, Pittsburgh, Pennsylvania 15213.  Our telephone number is (412) 621-0902.  We also maintain offices in Los Angeles, California, Casper, Wyoming and Billings, Montana.  We have sales representatives located in New York, Florida, New Jersey, Los Angeles and Detroit and a total of 50 full-time and 120 part-time employees.

BUSINESS

Our core business is broken into three departments including Podcasting Sales & Services, Speech Technology Sales & Services and Healthcare Services.  Originally incorporated into Wizzard with a focus on speech technology and the improvements such technology can achieve for the various businesses, our Podcasting and Healthcare businesses have grown beyond the use of speech technology to the point where we are a worldwide market leader in Podcasting and the market leader in one of the two territories that we service with our Healthcare businesses.

     Podcasting

Podcasts are audio and video "shows" created by all types of people on standard personal computers.  Currently, podcasts are 70% audio and 30% video and are similar in format to a radio or TV show.  These shows average twenty minutes in length and range in topics from comedy to sports to fashion.  Due to the thousands of different niche topics, podcasting’s ability to reach highly targeted audiences is a very appealing proposition for advertisers.  They can be subscribed to for free and accessed through new media aggregators such as Apple's popular iTunes.  Podcasts are listened to or watched on Apple’s iPod and iPhone along with almost any MP3 player, Sony’s PlayStation Portable, many new cell phones, Tivo units, and can also be played online using a standard PC.  Every time a new episode is released from the podcast creator (approximately three times per month), it can be automatically downloaded to a subscriber’s computer and can be transferred over to an iPod or MP3 player with ease.  Podcasts provide a new and exciting medium for information and entertainment distribution. Podcasts are enjoyed by consumers around the world while at their computer, exercising, on flights, at the beach, in their cars, or on the subway and with the Apple TV, sitting at home in their living room.  One of the biggest reasons for the success of podcasting is due to the fact that, unlike traditional radio and television, consumers can enjoy podcast shows where they want, when they want, putting the control of media consumption into the consumer’s hands.

In mid 2006 Wizzard began an acquisition strategy to enter the podcasting industry that began with Switchpod.com, included Blastpodcast.com and peaked in 2007 with the acquisition of Libsyn.com.  All three of these companies provide podcast hosting and distribution services.  When one creates a podcast, they upload it on the internet to a host, who creates an individual RSS feed and then continuously broadcasts the show out to anyone who subscribes.  Podcast hosts also maintain viewer statistics, blogs, web pages and a host of other tools and services for podcasters to broadcast, manage and promote their shows.  Wizzard’s management chose podcast hosting as the entry point for its new venture based on several factors:  1) consistent interaction with the podcasters, 2)   accurate download statistics - important to advertisers, 3) the insertion point for advertising into the RSS feeds, 4) hosting of podcast files for speech recognition purposes 5) hosting capabilities and expertise for other speech recognition and text to speech services not associated with podcasting.

Wizzard Media is the media division for our business.  Wizzard Media is focused on the podcasting industry and how speech technology, when incorporated into the podcasting mix, can have a significant impact on the industry while creating important opportunities for the monetization of podcasting content.  As the world's largest podcasting network, Wizzard Media currently broadcasts over one-hundred million (100M) podcast shows each month.   The Wizzard Media Network received over 1.2 billion download requests in 2008.  With the continued success of the iPod Touch and iPhone and an improved Apple TV, we expect podcasting to continue to grow at the same rate for some time to come.

Approximately one third of the Top 25 ranked podcasts in their respective categories in iTunes were hosted by Wizzard Media in 2008.  We broadcast over 3.2 million podcast episodes per day for 17,000 unique podcast shows, up from 8,000 in 2007, with a total of over seventeen million (17M) hours of monthly programming.  These podcasts are consumed by millions of people around the world creating what management believes to be a strong media asset and a very compelling marketing platform for brand advertisers.  We strongly believe that Wizzard Media is uniquely positioned to capture a significant portion of total advertising spending on podcasts as we offer a rich inventory of popular content, strong consumption statistics and geographically and keyword targeted advertising capabilities.  While there can be no future pricing guarantees, the podcasting industry is currently charging, and plans to continue to charge, between $.01 and $.05 per downloaded ad.  The ads tend to be no longer than 15 seconds and several ads can be inserted in one twenty minute episode.

Today, podcasts are found by consumers in various fragmented directories based on the short description that the podcaster inputs to describe their content.  In order for viewers/listeners to find podcasts that are truly interesting to them they have to sort through long lists of shows.  Wizzard is constantly processing data using our highly accurate, server-based speech recognition technologies into the Wizzard Media network with plans to simplify the search process by allowing audio and video podcasts to be automatically fed through its speech recognition system creating a transcript of each podcast. This feature will allow listeners to type in key words and find relevant podcasts based on the full content of each and every podcast episode.

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

Wizzard Media will be the catalyst for attracting sponsors and advertising opportunities for the podcasts we currently broadcast using speech recognition to match advertisers with very specific, engaging shows, catering to a wide variety of mainstream and niche markets.  Applying our geographical targeting capabilities we can find strong, relevant advertising opportunities for national brands, which is a significant revenue generating opportunity for Wizzard and for our content producers.  Advertisers and consumers alike want relevant, focused advertisements, something clearly lacking in today's digital media offerings, yet can be accomplished using our combined technologies and skills.  For example, if Ford Motor Company wants to advertise in all podcasts that discuss cars, a strategic search can be performed across the entire Wizzard Media Advertising Network for all podcasts that discuss related key words at any place in the audio/video show, such as automobiles, trucks or minivans.  Using our dynamic advertisement insertion technology we can insert the ad in the front, the back or even at a very specific point inside the podcast where it is most relevant to the listener.  Management believes this fundamental new feature gives Wizzard Media a strong competitive advantage making it easier to attract advertisers and sponsors who want to successfully align their brand of products and services with high-value content and a targeted audience on our network. Management’s research shows that consumers don’t mind advertisements to support their favorite podcasts when those ads are interesting and relevant.

Wizzard Media is considered the de facto leader in the podcasting distribution business and as we introduce our speech technologies to our hosting services, we strongly believe we will be strategically positioned to maximize revenue generation for the shows we broadcast.

General and Administrative

In 2008, management closed a subscription agreement by which three institutional investors purchased $1.0M in an 11% note payable secured by our Interim Healthcare operations.

Research and Development

During the calendar years ended December 31, 2008 and 2007, the Company spent $66,825 and $210,397, respectively, on research and development.

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

None.

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

The rapidly changing nature of the markets in which we compete makes it difficult to accurately forecast our revenues and operating results.  Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

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

We face a higher risk of failure because the podcasting media service businesses are in their infancy.

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

If we do not achieve the brand recognition necessary to succeed in the podcasting and media services markets, we will not be able to compete.

We must build our Wizzard brand to gain market acceptance for our podcasting services, and media services and tools.  We believe that our long-term success will require that we obtain significant market share for our products and services before other competitors enter the market. We must spend large amounts on product development, strategic relationships and marketing initiatives in order to establish brand awareness.  We cannot be certain that we will have enough resources to build our brand and to obtain commercial acceptance of our products and services.  If we do not gain market acceptance for our podcasting services, as a large-scale advertising medium, and related media services, we will not be able to compete.

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

We have a limited basis upon which to evaluate our systems' ability to handle controlled or full commercial availability of our products and services.  We anticipate that we will expand our operations significantly in the near future, and we will have to expand further to address the anticipated growth in our user base and market opportunities.  To manage the expected growth of operations and personnel, we will need to improve existing systems, and implement new systems, procedures and controls.  In addition, we will need to expand, train and manage an increasing employee base.  We will also need to expand our finance, administrative and operations staff.  We may not be able to effectively manage this growth.  Our planned expansion in the near future will place, and we expect our future expansion to continue to place, a significant strain on our managerial, operational and financial resources. Our planned personnel, systems, procedures and controls may be inadequate to support our future operations.  If we cannot manage growth effectively or if we experience disruptions during our expansion, the expansion may not be cost-effective.

If we cannot compete successfully, we may have to go out of business.

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

Wizzard's net loss was $7,691,878, or $0.17 per share and $10,196,067, or $0.25 per share, for the years ended December 31, 2008 and 2007, respectively.  Wizzard's net loss available to common shareholders was $10,064,948, or $0.23 per share and $17,930,615, or $0.44 per share, for the years ended December 31, 2008 and 2007, respectively.  Because we need to establish our brand and services, we expect to incur increasing sales and marketing, product development and administrative expenses, and as a result, we will need to generate significant revenues to achieve and maintain profitability.  We cannot assure you that we will ever be able to operate profitably.

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

The software for hosting podcasts, inserting ads into the content we host and serving podcast with advertisement is in its infancy and therefore has to be developed.  Any release of software with inadvertent defects could cause significant increases in the expense for delivery of the podcast or loss of revenue if we are unsuccessful in delivering the podcast with an advertisement inserted.

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

We depend to a large extent on the abilities of our key management and technical personnel, in particular Christopher J. Spencer, our Chief Executive Officer and President, and Armen Geronian, our Senior Technical Manager.  The loss of any key employee or our inability to attract or retain other qualified employees could seriously impair our results of operations and financial condition.

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

Approximately 28,905,473 shares of our common stock are presently publicly traded.  This number will be increased by the 3,336,351 shares underlying the warrants, 1,420,010 share that are currently issuable upon conversion of our 5% convertible Notes Payable, and the 6,032,000 shares that are currently issuable upon conversion of our Series A Convertible Preferred Stock.  This potential increase in the number of shares that may be available for public trading from 28,905,473  shares to 39,693,834 shares may dramatically reduce the price of our common stock on the basis of supply and demand alone.  In addition, a significant number of our other currently outstanding shares are eligible for public resale under Rule 144 of the Securities and Exchange Commission, and sales of these shares may also place downward pressure on our stock price.  In May, 2004, we registered a total of 2,472,526 shares of our common stock; in August, 2005, we registered an additional 2,800,001 shares; in May, 2007 we registered an additional 3,741,250 shares; and in August 2007 we registered an additional 6,658,536 shares, all on Registration Statements on Form SB-2.  The sale of all or any portion of these shares may have a further negative effect on our stock price.

Item 2.  Description of Property.

Wizzard's corporate offices are located at 5001 Baum Blvd., Suite 770, Pittsburgh, PA 15213.  They consist of approximately 3,100 square feet of space, which is rented for $4,231 per month.  The lease is currently on a month to month basis.  Wizzard also maintains offices in Casper, Wyoming and Billings, Montana for our Interim Healthcare operation, which are rented for $4,750 and $1,350, respectively.  The Casper lease is currently on a month to month basis, and the Billings location entered a 3 year lease agreement effective March 1, 2008.  Additionally, we lease space in Los Angeles, California which is rented for $1,903 per month, on a 1 year lease agreement effective May 8, 2008.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the calendar year ended December 31, 2008, we did not submit any matters to a vote of our security holders, whether through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 6, 2009, 47,104,660 shares of our common stock were outstanding and the last reported sales price for our common stock on the NYSE Amex was $.46 per share.  We have approximately 5,900 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name”.

Our common stock began trading on the NYSE Amex under the symbol “WZE” on February 7, 2008.  Prior to that time our common stock traded on the OTC Bulletin Board of FINRA (formerly, the “NASD”) under the symbol "WIZD."  We cannot guarantee that the present market for our common stock will continue or be maintained.

The quarterly high and low closing bid prices for our shares of common stock since public trading of these shares for the last two years are as follows:

	Low	High
Fiscal Year 2008 (1)
Fourth quarter (1)	$0.66	$1.30
Third quarter (1)	$1.08	$1.75
Second quarter (1)	$1.60	$2.34
First quarter	$(1)2.05	$(2)3.00

Fiscal Year 2007 (2)
Fourth quarter	$2.22	$2.91
Third quarter	$2.25	$2.98
Second quarter	$2.08	$2.74
First quarter	$2.45	$3.37

(1) These bid prices were obtained from NYSE Amex.

(2)

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

Equity Compensation Plan Information

The following information is provided as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	250,000	$ 2.37	150,000

Equity compensation plans not approved by shareholders	492,500	$ 2.04	18,245

Total	742,500	$ 2.15	168,245

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have issued the following restricted shares of common stock during the quarterly period ended December 31, 2008:

Name	Date	Shares	Description
Genesis Microcap	12/3/08	10,000	Conversion of Note Payable at $1.00
Genesis Microcap	12/4/08	10,000	Conversion of Note Payable at $1.00
John Acunto	12/8/08	50,000	Services Rendered
Weina Scott	12/8/08	50,000	Milestone Stock - Switchpod
Jacob Fisher	12/8/08	50,000	Milestone Stock - Switchpod

During the quarterly period ended December 31, 2008, we did not receive any proceeds from the exercise of warrants for which the underlying shares were registered with the Securities and Exchange Commission.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

     None; not applicable.

PERFORMANCE GRAPH

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash on October 3, 2003, the first trading day in, (i) our common stock, (ii) the AMEX composite Index, (iii) a peer group index that the Company selected that includes 4 public companies within our industry.  The companies that comprise the peer group index are a cross section of business to match the diversity of our Company.  The peer group includes Nuance Communications, Amedisys Inc., Gofish Corporation and ZVUE Corporation.  The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative or the possible future performance of our common stock.  The graph assumes that all dividends have been reinvested. (to date, the Company has not declared any dividends on our Common Stock). Our common stock began trading on NYSE Amex on February 7, 2008.  Prior to that time our common stock traded on the OTC Bulletin Board of FINRA (formerly, the “NASD”)

The foregoing graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 and shall not be deemed incorporated by reference into any filing made by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, notwithstanding any general statement contained in any such filing incorporating this Annual Report by reference, except to the extent the Company incorporates such graph by specific reference.

Item 6.  Selected Financial Data

The following selected financial data are derived from our consolidated financial statements. You should review this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the historical financial statements and related notes this report contains.

As described in Note 3 to the consolidated financial statements, we acquired companies in 2006, 2007 and 2008.  The results of operations for these companies for the periods from the acquisition dates through December 31, 2008 have been consolidated with our results. None of their results of operations up to the dates of acquisition have been included in our consolidated results.

	Year ended December 31,
(in thousands, except per share data)	2004	2005	2006	2007	2008
OPERATING DATA:
Total revenue	$525	$1,694	$2,944	$5,164	$6,108
Net loss	(5,523)	(5,967)	(4,794)	(10,196)	(7,692)
Net loss available to common shareholders	(5,523)	(5,967)	(4,794)	(17,931)	(10,065)
Basic and diluted net loss per common shareholder	(0.22)	(0.20)	(0.14)	(0.44)	(0.23)

	As of December 31,
(in thousands)	2004	2005	2005	2006	2008
BALANCE SHEET DATA:
Working capital	$397	$(468)	$2,393	$3,570	$670
Net property, plant and equipment	99	246	184	185	211
Intangible assets & goodwill	0	897	946	20,725	20,497

Total assets	727	2,358	4,298	27,850	23,246
Long-term liabilities:
Long-term debt	100	119	189	1,739	1,000
Other	0	0	0	0	0
Total long-term liabilities	100	119	189	1,739	1,000
Total stockholders’ equity	404	680	3,337	22,746	20,410

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled “Item 6. Selected Financial Data” and the consolidated financial statements and related notes included in this Form 10-K.

Company Overview

Our business, for the last thirteen years, has been focused on the speech recognition technology industry.  As a result of our commitment to speech technologies, we have been able to position ourselves as a leader in the fast growing digital media aggregation, syndication and advertising industry currently taking shape on the Internet. Using sophisticated speech recognition technologies, we are able to offer advertisers highly targeted advertising packages from the 17,000+ digital media podcasts (shows) hosted and published using Wizzard Media's products and services.  Below is an update of our entire business, from our most recent entry into digital media where we expect most of our future growth to occur, to our legacy businesses of offering core speech engine tools for developers and solutions for the healthcare industry.  Currently, our healthcare operations make up 64% of our revenue, but we expect our digital media publishing business to become our largest revenue generator at some point in the near future and provide the largest revenue growth going forward.  We believe this due to the size of our digital media operations and the potential advertising inventory available for sale by Wizzard’s ad sales team and third party ad sales.  The growth of our media network has occurred faster than initially expected and it is Management’s opinion that we are still in the early stages of growth for this industry.  We are seeing the flow of quality content coming to the Internet increase at a rapid pace and advertisers showing growing interest in the medium in which we do business.  As paid search advertising is currently the largest and most profitable segment of the internet advertising industry (Google, Yahoo, etc), we believe the Internet media advertising industry has the potential over the next five years to overtake search, and grow into the largest segment of Internet advertising, and believe that Wizzard is positioned to be one of the companies to benefit from an anticipated increase in the Internet media advertising business.

In the first quarter of 2008 Wizzard’s shares began trading on the American Stock Exchange. In the second quarter of 2008 Wizzard was added to the Russell Microcap Index.  In the fourth quarter of 2008, Wizzard’s shares began trading on The New York Stock Exchange Amex with the purchase of the American Stock Exchange by the New York Stock Exchange Euronext.

In the fourth quarter of 2008, Management initiated cost cutting measures in response to a slowing global economy.  These measures will be realized in the first quarter of 2009, and throughout 2009, and should result in the savings of approximately $300,000 per quarter for the Company while only minimally impacting operations.

1.     WIZZARD MEDIA

Wizzard Media is the two-year old division for our digital media business.  Wizzard Media is focused on the digital media industry and how speech technology, when used effectively, can have a significant impact on the industry by providing a safe means for advertisers to promote their brands in professional and semi-professional content.  By incorporating speech recognition into the digital media mix, Wizzard can search through a transcript of participating shows utilizing our publishing platform and offer targeted keyword advertising to national brands while providing monetization of digital content for our publishers and for Wizzard.  Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method.  The Wizzard Network received over 450 million download requests for shows in 2006, 1 billion download requests in 2007 and 1.2 billion download requests in 2008 to approximately 35 million total audience members throughout the year.  In the fourth quarter of 2008, the Wizzard Network received 307,648,694 download requests for episodes vs. 270,000,000 download requests in the fourth quarter of 2007.

Wizzard's publishing platform grew by over 10,207 new podcast shows in 2008 vs. 2,831 new shows in 2007.  The total number of active episodes for these shows on the Wizzard Network grew from 400,000 in 2007 to 609,000 in 2008, an increase of 209,000 episodes available for immediate distribution.  With the continuing success of Apple's iPod, iPhone and Apple TV, along with new RSS aggregators from Adobe and others, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  The total number of episodic shows published through Wizzard Media grew to over 17,000 in 2008.  Wizzard's LibsynPRO Enterprise service grew to 32 network publishers in 2008.  We continue to receive positive feedback from major media publishers for our new LibsynPRO Enterprise publishing and advertising platform.  As Wizzard Media derives a portion of its revenues through data transfer from PRO customers, launching a new, feature rich version of the PRO publishing platform provides Management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business.  Throughout 2008, revenue from data transfer totaled $258,670.26.  Below is a more detailed breakout of the information above.

     Wizzard Media - Distribution

In 2008 the Wizzard Network received approximately 1.2 billion download requests for podcast episodes vs. 1.0 billion download requests in 2007, from a wide variety of distribution outlets to which Wizzard syndicates content.  The Wizzard Media network received over 3,100,000 (3.1 million) requests for shows per day throughout 2008.  Our network reaches over 15 million people around the world, creating what Management believes is a strong media asset and a very compelling platform for advertisers. Download requests are calculated by counting the number of shows requested for download by audience members.  Wizzard works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Wizzard’s third party advertising partners and its in-house advertising sales team to fill.

Currently, Wizzard Media distributes digital shows for our producers to a variety of web portals and content aggregators including: Wizzard.tv, Veoh.com, Apple TV (Featured Provider), iTunes (Featured Provider), YouTube (Partner Channel), Google (Affiliate Network), Adobe Media Player, Daily Motion (Featured Channel), Zune Marketplace and Facebook.  Some of these channels were created solely to expand audience reach and some to expand audience reach and generate revenues for Wizzard and our publishers through ad sales by the partner’s sales team.

In 2008, Wizzard expanded the number of distribution points available to our publishers by 26 through a partnership with TubeMogul and others including Yahoo Video, AOL Video, Google Video and MySpace.   Additionally, Wizzard entered into direct distribution relationships with Joost and Canoe.  While no material revenue has been generated from these distribution channels to date, we expect to realize revenue in 2009 through these partner channels as they begin to monetize the content we distribute to their site and service.  Management expects to have numerous working advertising campaigns through third party audience consumption platforms (distribution partners) in 2009.  Wizzard is in the process of entering into advertising agreements with several of its distribution partners but expects third party ad sales to be minimal as Wizzard posts new content to the partner channels and builds audiences for the various shows.

     Wizzard Media - Advertising

In 2008, Wizzard executed multiple national brand advertising campaigns for companies including Puma, Panasonic, Coca-Cola, SpikeTV, Powerade and Saturn.  These campaigns run across multiple shows, bringing the total number of advertising campaigns launched in 2008 to 45, with 21 different advertisers and 26.7 million ad impressions, resulting in $403,584 in 2008 advertising revenue.  In the fourth quarter of 2008 Wizzard had its best quarter in Wizzard Media history in terms of advertising impressions delivered with 8.8 million ads delivered vs. 5.5 million ads delivered in the third quarter of 2008.

In 2008, Wizzard launched a new technical advertising insertion system, Alchemy, able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, which was used for multiple advertising campaigns throughout the year.  Using the new system, the Wizzard Media Network had the capability to deliver over 1,829,148,758 advertisements in 2008 if 2.5 advertisements were placed in every podcast request downloaded from the network.  In order to increase the percentage of filled advertising inventory we must continue to execute on our advertising sales strategy, grow our ad sales force, integrate third party ad networks and portals and create relationships with more advertising agencies and their clients.  The advertising capabilities number mentioned above demonstrates to advertisers the reach of the Wizzard Media Advertising Network as most advertisers want to see the opportunity for large advertising campaigns when considering a new medium for their marketing plans.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.  Wizzard continues to ramp up its advertising sales efforts with a goal to fill 20% of all available inventory for any given quarter at some point in the next year.

Client results of our largest advertising execution to date were excellent in Management's opinion and we expect more buys from the client in the future. We have now had multiple advertisers renew campaigns with Wizzard including one advertiser that is on its twelfth campaign demonstrating what Management believes is excellent back-end ad operational customer service on Wizzard's part and a satisfactory ROI for our clients.

Wizzard's Data Research department has completed audience surveys in excess of 75,000, which is a critical sales component in the data driven advertising industry and the information gathered will be used by our ad sales team extensively.  Poll questions were added to survey regarding campaign execution in third quarter which offers added data on effectiveness on various components of our operations.  Wizzard's in house ad sales team currently consists of four individuals in San Francisco, Los Angeles, Chicago and New York who have been aggressively courting media buyers through extensive education sessions raising awareness of digital media advertising opportunities delivered via subscribable, episodic RSS as well as streaming via the Internet.  Neither the Research Department, nor the Advertising Operations Department directly generate revenues for Wizzard but are critical components in the advertising sales process providing data to demonstrate audiences for individual and collective shows as well as reporting the status and results of an advertising campaign both ongoing and at its conclusion.

As of December 31, 2008, 833 publishers have signed up for Wizzard's advertising network.  Wizzard Media currently has 22 distinct ad categories we take to market.  Our efforts to date have been focused on the top 533 shows using our publishing platform that represent 87.7% of our global download requests. Of these 533 shows, 263 have signed up for the Wizzard advertising network representing 71.6% of the most coveted traffic for advertising sales. Wizzard will continue to aggressively market our advertising network to the remaining 23% of the desired publishers not yet signed up through our Publisher Relations team.  As the number of publishers joining Wizzard’s Advertising Network grows, so does the available advertising inventory for Wizzard’s advertising sales team to sell.

Month		Potential Ad Impressions
October 2007		118,789,270
November 2007		129,220,048
December 2007	*	137,212,313
January 2008	*	155,842,635
February 2008		145,449,788
March 2008		148,176,155
April 2008		142,014,592
May 2008		146,629,010
June 2008	*	134,409,515
July 2008	*	143,855,017
August 2008	*	146,070,265
September 2008		150,003,405
October 2008		163,727,852
November 2008		173,409,732
December 2008	*	179,560,792

*

December and January are historically strong months for downloads. June, July and August are historically slower months for downloads.  Management believes that the above numbers demonstrate to advertisers the reach of the Wizzard Media network as most advertisers want to see the opportunity for large advertising campaigns.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.  Formula: Nielsen certified downloads x 2.5 (to take into account pre-roll and post-roll position, and 50% of all downloads capable of handling 1 mid-roll ad).  While there can be no future pricing guarantees, the industry is currently charging, and plans to continue to charge, between $.01 and $.04 per downloaded ad.  The advertisements tend to be no longer than 15 to 30 seconds and several ads can be inserted in one twenty-minute episode.

Nielsen Certified Downloads for Ad Network

Month		Downloads
January 2008	**	62,337,054
February 2008		58,179,915
March 2008		59,270,462
April 2008		56,805,837
May 2008		58,651,604
June 2008	**	53,763,806
July 2008		57,542,007
August 2008		58,428,106
September 2008		60,001,362
October 2008		65,491,141
November 2008		69,363,893
December 2008		71,824,317

**

December and January are historically strong months for downloads. June, July and August are historically slower months for downloads. While there can be no future pricing guarantees, the industry average is $.01 and $.04 per downloaded ad.  In order to win new business, at times, our ad sales force will give first time discounts in the per download price.  The advertisements tend to be no longer than 15 to 30 seconds and several ads can be inserted in one twenty-minute episode.

     Wizzard Media - Content

Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS podcasting as a distribution method. Wizzard's publishing platform grew by over 10,207 new podcast shows in 2008, to 17,000 vs. 2,831 new shows added in 2007.  The total number of active episodes for the shows on the Wizzard Network grew from 400,000 in 2007 to 609,000 in 2008, an increase of 209,000 episodes available for immediate distribution.  An increase in shows helps Wizzard gain additional distribution for our publishers and correlates to more downloads, greater audiences and increases our chances of securing advertisers for said shows in addition to increasing hosting/publishing revenues.  With the continuing success of Apple's iPod, iPhone and Apple TV 2.0, along with new RSS aggregators from Adobe and other companies, we expect the number of publishers using our service and the number of consumers watching the shows we distribute to continue to grow in the foreseeable future.  Wizzard's LibsynPRO enterprise service grew to 31 network publishers as of the end of 2008.  We continue to see extremely positive reception by major media publishers for our new LibsynPRO publishing and advertising platform.

Some of the more notable shows joining the Wizzard Media Network in 2008 were:

•

Webkinz – a show for kids related to the Webkinz dolls

•

Associated Press – Current news and information from a worldwide leader

•

10th Wonder - the leading fan show on the TV show Heroes

•

Mashable – the official show for the hugely popular blog Mashable.com

•

Ucast - Megastar Usher Launches Digital Show

•

TV Teen Drama Whittaker Bay Joins the Wizzard Media Network

•

Quick and Dirty Tips (QD Tips) Chooses LibsynPRO 2.0 And Joins Wizzard Media Network

•

Podiobooks.com Chooses LibsynPRO 2.0 and Joins Wizzard Media Network

•

CommandN, Start Cooking, Butchers Bunch, PetCast, Connected Life, Filmspotting, The Project

•

SomaGirls TV Network – The latest celebrity news targeted at females

•

The Moth Podcast – One of the most popular podcasts on iTunes.

•

YogaToday – Considered the largest and most well known of the YogaPodcasts.

Some of above mentioned new publishers are utilizing our media services and in turn we have the ability to bring advertising to their shows.  Others are obtaining ads themselves and utilizing our Ad Insertion and Ad Management technology, Alchemy, in addition to Wizzard having the opportunity to bring advertising to their shows.  Then, there are publishers for which we are distributing their content and in turn, we have the ability to license the content to a third party and/or bring advertising to their show.  Any revenue generated from obtaining ads or the licensing of the content will be shared with the publisher of the show.  While the addition of these shows will have little impact on revenue during 2008, Management believes that by publicizing our high profile shows it lends credibility to our service and helps to attract new publishers, distribution outlets and advertisers.

     Wizzard Media - Technology

Wizzard Media's technical development team continues to make significant accomplishments in terms of maintaining and expanding our publishing platform.  In 2008, Wizzard's development team focused its efforts on development of a suite of publishing tools to support the launch of the Wizzard Media (Flash) Player, extended distribution and enhancements to the back-end publishing and advertising support systems, adding iPhone support to the Wizzard Media Player, the integration of TubeMogul distribution services and the launch of Alchemy, our proprietary ad insertion system.

Wizzard's speech recognition system continues to process hours upon hours of digital media allowing for better discovery of content, advertising targeting and brand safety.  Below are various statistics from the speech system and its efforts of converting shows on the Wizzard Media Network to searchable text.

Wizzard Speech System for Digital Media Statistics*

Number of Total Words Captured	273,760,839
Number of Shows Transcribed	3,082
Number of Episodes Transcribed	75,129
Minutes of Processed Content	1,872,651
Number of Unique Words Captured	33,458

*as of March 12, 2009

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

In 2008, our T&S Group saw a 5.6% decrease in revenue over 2007 as a result of the slowing economy in the fourth quarter.  The T&S Group continues to focus its efforts on core assistive application, website audio and alert systems.  The website audio file distribution category currently shows the most promise for expanded business going forward.

Management believes a shift in customer demand is fully underway from the purchase of stand-alone speech engine applications to a more hosted services type offering.  We believe we are well positioned to capture the growing demand for hosted speech solutions with our server based text to speech offerings as well as our server based speaker independent speech recognition products.  With the acquisition of three hosting systems we now have the internal expertise and network platform to begin offering hosted speech services and Wizzard's speech team secured their first client for hosted speech services.

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

The Billings location saw progressive growth in the utilization of our staffing services throughout 2008.  Internal operations have been given greater structure, and with the addition of an administrator during 2008, we continued to implement more structured employment practices.  These practices translated into being the provider of choice with our clients during 2008.Drug screening of employees upon hire and random quarterly screening have been implemented.  With the assistance of Interim Healthcare (the franchisor), we continue to refine our home care client files improving timely communication in the office and maintaining the access to information in the home.   As we proceed into 2009, as with most organizations in today’s economy, we are approaching our healthcare business with skeptical optimism.  While the economy within Casper Wyoming appears to have been affected very little by the changes in the economy in the rest of the country, these conditions could change rapidly.  As for our operations in Billings Montana and its focus on the medical staffing industry, we anticipate a possible cut back in the demand for our medical staffing services during the upcoming year.  As such, we will be evaluating opportunities to expand the realm of services we offer.  One such example would be performing physicals for individuals as requested by Insurance companies.   Promotional activities are being managed as the offices experience fluctuations in the day to day operations and as we embark on new business opportunities.

During 2008, we hired a new Administrator in Casper, Wyoming.  Additionally, we have hired a Staffing Manager and a Director of Nursing.  With our management team in place, we are working towards being the home healthcare provider of choice in Casper, Wyoming.  Our home healthcare business continues to be a strong revenue generator for our Company as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.  Although this has been a gradual process, we believe that we are building a solid business that will offer a complimentary package of new technology and traditional services.  Recruiting and retaining nurses continues to be one of the biggest challenges for our home healthcare businesses and we plan to continue our aggressive marketing efforts to satisfy our customer's demands.

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

Accounts Receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from suppliers and past experiences with customers.  In some instances, we require new customers to make prepayments.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. We established an allowance for doubtful accounts of $34,200 and $17,562 at December 31, 2008 and 2007, respectively.

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

Stock-based compensation - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Payment, revised 2004’’ (‘‘SFAS No. 123R’’). The Company adopted the standard by using the modified prospective method provided for under SFAS No. 123R. SFAS No. 123R, which revised SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. Compensation cost is recognized on a straight line basis over the requisite service period for the entire award and included in general and administrative expense. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. For the year ended December 31, 2008, the Company recorded stock-based employee compensation expense of $470,878 and stock –based compensation expense to employee and consultants of $246,290 for options that were issued and immediately exercised. The remaining estimated pretax amortization on unvested options of approximately $24,622 will be recognized through April 2009.

Estimating the fair value of options granted requires us to utilize valuation models and to establish several underlying assumptions. The fair value of option grants was estimated using the Black-Scholes option valuation model based on the following weighted average assumptions:

	2008	2007
Dividend yield	0%	0%
Expected life	3 yrs	3 yrs
Expected volatility	58.0%	74.3%
Risk-free interest rate	1.99%	4.7%

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

Results of Operations.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Wizzard derives its revenue from the sale of speech recognition and text-to-speech programming tools, distributable engines and speech related consulting services and support, and podcast hosting and advertising services.  Additionally, Wizzard derives revenues through the offering of home healthcare services through its wholly-owned subsidiary Interim Healthcare of Wyoming, Inc.  Wizzard plans to generate revenues in podcasting through unique advertising opportunities created by adding its WizzScribe speech recognition and other text-to-speech products to the Wizzard Media network.

During 2008, Wizzard recorded revenues of $6,108,140, an increase of $944,649, or approximately 18%, from our revenues of $5,163,491in 2007.  This increase was due primarily to the ongoing growth and expansion through the acquisition of our media services and podcast hosting and healthcare operations.

During 2008, cost of goods sold was $4,146,922, an increase of $546,134, or approximately 15%, over the 2007 figure of $3,600,788.  This increase was due to the increase cost of wages and workers compensation expense within our healthcare operations.  Wizzard generated a gross profit of $1,961,218 in 2008, versus a gross profit of $1,562,703 in 2007, an increase of 26%.

In 2008, Wizzard had operating expenses of $8,778,462, as compared to $8,015,156 in 2007, an increase of 10%.

Selling expenses increased to $1,121,139 in 2008, from $878,654 in the prior year.  This increase of 28% is due primarily to the increased number of employees during 2008 that were focused on our media services operation.

General and administrative expenses increased to $1,687,986 in 2008, from $992,269 in the prior year, an increase of 70%, due primarily to a full year of expenses related to the acquisitions of the podcast hosting and healthcare operations in 2008.   Salaries, wages and related expenses increased to $2,874,713 in 2008 from $2,397,802 in 2007, an increase of 20%, due to having paid personnel for a full year in 2008 within our podcast hosting and media business, and home healthcare operations. Consulting fees decreased to $2,472,232 in 2008 from $3,536,035, a decrease of 30% due to a decrease in the use of outside consultants in the areas of public relations, investor relations, market research, and Sarbanes Oxley.

Wizzard incurred non-cash legal, public relations and consulting fees of $1,054,278 in fiscal 2008, as compared to $2,310,469 in 2007.  For fiscal 2008, $570,000 was for investor relation services, $384,708 was for consulting fees, $99,570 for selling expense.  Of this non-cash amount in fiscal 2007, the non-cash amount includes $915,205 for investor relations, $1,221,430 was for consulting fees, and $125,534 for selling expense.  Due to the increased liquidity of our common stock traded on the NYSE Amex, Wizzard has been able to pay for valuable and sometimes critical services with common stock.  This has helped us to use our cash for operations.  For all such stock issuances, we valued the stock at the market price at the close of the day of issuance.  All related expense was recorded the same day.

Interest expense decreased to $669,528 in 2008, from $1,921,826 in 2007, due to amortization of $1,785,242 in 2007 versus $482,158 in 2008 of the discount on our $2,375,000 5% convertible note payable related the beneficial conversion feature and warrants issued in connection with the convertible notes payable.

Net loss available to common shareholders decreased 44% to $10,064,948 in 2008, as compared to a net loss available to common shareholders of $17,930,315 in 2007, while net loss decreased 25% to $7,691,878 in 2008, as compared to a net loss of $10,196,067 in 2007.  The decrease in net loss available to common shareholders for 2008 was due to the recording of a non-cash dividend of $7,500,000 for the fair value of warrants issued and intrinsic value of the beneficial conversion feature of the 7% Series A Convertible Preferred Stock subscription agreement in 2007.  Basic and diluted loss per common share was $0.23 in 2008, compared to $0.44 in 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Wizzard derives its revenue from the sale of speech recognition and text-to-speech programming tools, distributable engines and speech related consulting services and support, and podcast hosting and advertising services.  Additionally, Wizzard derives revenues through the offering of home healthcare services through its wholly-owned subsidiary Interim Healthcare of Wyoming, Inc.  Wizzard plans to generate revenues in podcasting through unique advertising opportunities created by adding its WizzScribe speech recognition and other text-to-speech products to the Wizzard Media network.

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

Net loss available to common shareholders increased 274% to $17,930,315 in 2007, as compared to a net loss available to common shareholders of $4,793,723 in 2006, while net loss increased 113% to $10,196,067 in 2007, as compared to a net loss of $4,793,723 in 2006.  The increase in net loss available to common shareholders was due to the recording of a non-cash dividend of $7,500,000 for the fair value of warrants issued and intrinsic value of the beneficial conversion feature of the 7% Series A Convertible Preferred Stock subscription agreement.  Basic and diluted loss per common share was $0.44 in 2007, compared to $0.14 in 2006.

Liquidity and Capital Resources.

2008 compared to 2007

Current assets at December 31, 2008 included $2,495,279 in cash and accounts receivable, a decrease of $4,414,988, or 64%, from our cash and accounts receivable of $6,910,267 at December 31, 2007.  The decrease is due to the use of working capital during 2008.

During fiscal 2008, our operating activities used net cash of $4,555,428, as compared to $3,229,048 in net cash used by operating activities during 2007.

In 2008, depreciation and amortization expense was $262,665, which was up from $77,942 in 2007. This increase was attributed to purchase of equipment in 2008 and the amortization of intangible assets associate with the acquisition of iClipx.

Net cash used in investing activities decreased to $203,692 in 2008, versus $531,563 in 2007.  During 2008, the Company purchase $184,928 of equipment, versus 2007, where the Company paid $162,946to acquire the operations of Professional Nursing Personnel Pool and $350,000 to acquire Webmayhem, Inc.

In 2008, net cash provided by financing activities decreased to $453,272, from $7,111,752 in 2007.  During 2008, the Company paid dividends on the Series A Convertible Preferred Stock totaling $422,074 versus $209,169 in 2007.  Cash of $677,319 was provided by the issuance of common stock in 2007, less the payment of offering costs of $0; in 2008, there was no cash provided by the issuance of common stock.  In 2007, we received $6,710,000 in net proceeds from the issuance of 7,500 shares of a $7,500,000 7% Series A convertible Preferred Stock, versus $1,000,000 in proceeds from issuance of 11% notes payable in 2008.

At December 31, 2008, the Company had working capital of $670,156, as compared to a working capital of $3,569,557 at December 31, 2007.  This decrease in working capital is due to use of cash for operating activities.  Also, we received proceeds totaling $6,710,000 from the issuance of the Series A convertible Preferred Stock in 2007, versus $1,000,000 in proceeds from issuance of 11% notes payable in 2008.

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

Net cash used in investing activities decreased to $531,563 in 2007, versus $71,956 in 2006.  During 2007, the Company paid $162,946 to acquire the operations of Professional Nursing Personnel Pool and $350,000 to acquire Webmayhem, Inc.

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

The Company believes it is still in the early stages of the new and developing digital media publishing services, and estimates it will require approximately $350,000 per month to maintain current operations and grow our digital media business.

The following table reflects our contractual obligations as of December 31, 2008:

Contractual Obligations		Less than	1-3
	Total	1 Year	Years
Guaranteed Royalty	$1,030,000	$280,000	$750,000
Long-Term Obligations(1)	2,421,010	1,420,010	1,000,000
Lease Obligations(2)	71,400	22,800	48,600
Total	$3,522,410	$1,722,810	$1,798,600

(1)

This represents the gross amount of long term notes payable held by six institutional investors.  $1,420,010 of these obligations is convertible into common stock at $1.00 per share.

(2)

This represents office space lease obligations.

Off-Balance Sheet Arrangements

We have operating leases for certain facilities, but otherwise do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or capital resources.

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

Date:	3/16/09	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/16/09	By:	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Pittsburgh, Pennsylvania

March 13, 2008

Gregory & Associates, LLC [Letterhead]

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

Pittsburgh, Pennsylvania 15213

We have audited the accompanying consolidated balance sheets of Wizzard Software Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting for the year ended December 31, 2008.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting for the year ended December 31, 2008.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Wizzard Software Corporation and subsidiaries as of December 31, 2008, 2007 and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with generally accepted accounting principles in the United States of America.

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

/s/Gregory & Associates, LLC

March 14, 2009

Salt Lake City, Utah

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ASSETS	December 31, 2008	December 31, 2007
CURRENT ASSETS:
Cash	$1,730,361	$6,036,209
Accounts receivable, net of $34,200 and $17,562 allowance for 2008 and 2007, respectively	764,918	874,058
Prepaid expenses	37,465	24,143
Total current assets	2,532,744	6,934,410

LEASED EQUIPMENT, net	-	75,916
PROPERTY AND EQUIPMENT, net	211,376	109,504
GOODWILL	20,459,669	20,724,986
DEFINITE LIFE INTANGIBLE ASSETS, net	37,500	-
OTHER ASSETS	4,757	4,757
Total assets	$23,246,046	$27,849,573

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$430,169	$877,304
Accrued expenses	315,742	356,341
Accrued acquisition costs – Webmayhem, PNPP	-	1,949,843
Capital lease - current portion	-	81,411
Notes payable – current portion	-	46,915
Convertible Notes Payable, net of discount of $350,276 and $0, respectively	1,069,734	-
Deferred revenue	46,943	53,039
Total current liabilities	1,862,588	3,364,853
NOTES PAYABLE, less current portion	1,000,000	51,016
CONVERTIBLE NOTES PAYABLE, less current portion, net of discount of $0 and $482,158, respectively	-	1,687,554
Total liabilities	2,862,588	5,103,423

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6032 and 6,147 Series A convertible, contingently redeemable, shares issued and outstanding with liquidation preferences, respectively	6	6
Common stock, $.001 par value, 100,000,000 shares authorized, 45,713,981 and 43,304,034 shares issued and outstanding, respectively	45,714	43,304
Additional paid-in capital	69,994,782	64,668,006
Accumulated deficit	(49,657,044)	(41,965,166)
Total stockholders' equity	20,410,419	22,746,150
Total liabilities and stockholders' equity	$23,246,046	$27,849,573

The accompanying notes are an integral part of these consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES COLSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2008	2007	2006
REVENUE
Software	$783,513	$831,155	$813,514
Healthcare	3,932,505	3,362,547	2,130,064
Media services	1,392,122	969,789	-
Total Revenue	6,108,140	5,163,491	2,943,578

COST OF GOODS SOLD
Software	351,981	470,951	529,342
Healthcare	2,708,337	2,184,964	1,350,121
Media services	1,086,604	944,873	-
Total Cost of Goods Sold	4,146,922	3,600,788	1,879,463
Gross Profit	1,961,218	1,562,703	1,064,115

OPERATING EXPENSES
Selling expenses	1,121,139	878,654	578,722
General and administrative	1,687,986	992,269	798,712
Salaries, wages and related expenses	2,874,713	2,397,802	1,114,411
Consulting fees	2,472,232	3,517,058	2,220,966
Consulting fees – related party	-	18,977	-
Research and development	66,825	210,397	76,150
Impairment of goodwill	555,567	-	289,670
Total Expenses	8,778,462	8,015,156	5,078,631
LOSS FROM OPERATIONS	(6,817,244)	(6,452,453)	(4,014,516)
OTHER INCOME (EXPENSE):
Loss on disposal of assets	(7,207)	-	-
Interest income	60,918	189,043	14,664
Extension of note payable	(263,483)	-	(382,500)
Extension and re-pricing of warrants	-	(2,021,228)	(332,002)
Interest expense	(669,526)	(1,921,826)	(183,421)
Interest expense – related party	-	-	(1,000)
Other income	4,664	10,397	105,052
Total Other Income (Expense)	(874,634)	(3,743,614)	(779,207)
LOSS BEFORE INCOME TAXES	(7,691,878)	(10,196,067)	(4,793,723)
CURRENT INCOME TAX EXPENSE	-	-	-
DEFERRED INCOME TAX EXPENSE	-	-	-
NET LOSS	$(7,691,878)	$(10,196,067)	$(4,793,723)

PREFERRED DIVIDENDS:
Dividends paid, and warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature of preferred stock analogous to a dividend	(2,373,070)	(7,734,548)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(10,064,948)	$(17,930,615)	$(4,793,723)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.23)	$(0.44)	$(0.14)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	44,625,216	40,866,431	33,217,094

The accompanying notes are an integral part of these consolidated financial statements.

WIZZARD SOFTWARE CORPORATION STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31 2008, 2007 AND 2006

					Additional
	Common Stock		Preferred Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance at December 31, 2005	31,939,317	$31,940	-	$-	$20,123,651	$(19,475,376)

Stock issued for consulting services	850,728	851	-	-	1,454,833	-

Stock issued upon exercise of options for services	154,995	154	-	-	268,796	-

Stock issued upon exercise of warrants	1,024,356	1,024	-	-	1,204,634	-

Stock issued upon conversion of notes payable and accrued interest	824,504	825	-	-	991,891	-

Stock issued to acquire operations of Switchpod	145,715	146	-	-	249,226	-

Stock issued to acquire operations of Blastpodcast	27,500	28	-	-	40,473	-

Stock issued upon extension of notes payable	247,500	247	-	-	382,253

Compensation for warrants which were re-priced and terms extended	-	-	-	-	332,002	-

Fair Value of warrants issued with convertible notes payable	-	-	-	-	1,406,604	-

Beneficial conversion feature on notes payable	-	-	-	-	968,396	-

Compensation for vested stock options	-	-	-	-	147,873	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	(4,793,723)

Balance at December 31, 2006	35,214,615	$35,215	-	$-	$27,570,632	$(24,269,099)

Stock issued for consulting services	840,691	840	-	-	2,216,784	-

Stock issued upon exercise of options for services	122,655	123	-	-	312,795	-

Stock issued upon exercise of warrants	630,701	631	-	-	676,688	-

Stock issued upon conversion of notes payable and accrued interest	239,781	240	-	-	479,322	-

Stock issued for acquisition of Webmayhem Inc.	5,326,320	5,326	-	-	16,293,213	-

Stock issued for purchase of operations of Professional Nursing Personnel Pool	245,099	245	-	-	624,755	-

Stock issued for achieved acquisition milestone of Interim Healthcare of Wyoming Inc.	11,909	12	-	-	36,906	-

Issuance of Convertible Series A Preferred Stock	-	-	7,500	7	6,709,993	-

Preferred dividend for the fair value of warrants issued with Convertible Series A Preferred Stock	-	-	-	-	2,912,700	(2,912,700)

Preferred dividend for the intrinsic value of the beneficial conversion feature on Convertible Series A Preferred Stock	-	-	-	-	4,587,300	(4,587,300)

The accompanying notes are an integral part of these financial statements.

Stock issued upon conversion of Series A Preferred Stock	672,263	672	(1,353)	(1)	24,709	-

Compensation for warrants which were re-priced and terms extended	-	-	-	-	2,021,228	-

Dividend on Series A Preferred Stock	-	-	-	-	(234,548)	-

Compensation for vested stock options	-	-	-	-	435,529	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	(10,196,067)

Balance at December 31, 2007	43,304,034	$43,304	6,147	$6	$64,668,006	$(41,965,166)

Stock issued for consulting services	350,907	351	-	-	807,637	-

Stock issued upon exercise of options for services	126,500	127	-	-	246,163	-

Stock issued for PNPP Milestone	58,830	59	-	-	127,602	-

Stock issued upon conversion of notes payable and accrued interest	504,895	505	-	-	905,465	-

Stock issued for Webmayhem Inc. Milestone	713,150	713	-	-	1,546,823	-

Warrants issued for extension of note payable	-	-	-	-	263,483	-

Acquisition of iClipx	220,000	220	-	-	653,180	-

Stock issued for Switchpod Milestone	100,000	100	-	-	97,900	-

Stock issued upon conversion of Series A Preferred into Common Stock	82,216	82	(115)	-	(82)	-

Dividend on Series A Preferred Stock	253,449	253	-	-	(213,158)	-

Compensation for vested stock options	-	-	-	-	470,878	-

Beneficial conversion feature on notes payable					420,885

Net loss for the year ended December 31, 2008						(7,691,878)

Balance at December 31, 2008	45,713,981	$45,714	6,032	$6	$69,994,782	$(49,657,044)

The accompanying notes are an integral part of these financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities
Net loss	$(7,691,878)	$(10,196,067)	$(4,793,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	552,767	1,785,242	107,600
Compensation for re-pricing and extension of warrants	-	2,021,228	332,002
Compensation for extension of notes payable	263,483	-	382,500
Stock for non-cash expenses	1,054,278	2,530,543	1,724,636
Non-cash compensation for vested stock options	470,878	435,529	147,873
Impairment of goodwill	555,567	-	289,670
Loss on disposal of assets	7,207	-	-
Depreciation and amortization expense	262,665	77,942	71,956
Non-cash interest expense on notes payable	161,513	-	-
Change in allowance for bad debt	16,638	-	(57,176)
Change in allowance for slow moving inventory	-	(8,469)	(11,314)
Change in assets and liabilities:
Accounts receivable	92,501	(347,074)	(15,081)
Inventory	-	19,347	17,314
Prepaid expenses	(13,322)	22,169	(20,974)
Accounts payable	(237,965)	153,628	122,805
Accrued expense	(43,664)	265,584	264,649
Deferred revenue	(6,096)	11,350	6,832
Net Cash Used in Operating Activities	(4,555,428)	(3,229,048)	(1,430,431)

Cash Flows from Investing Activities:
Purchase of property & equipment	(184,928)	(42,412)	(9,810)
Acquisition of iClipx	(12,500)	-	-
Acquisition of the operations of PNPP	(6,264)	(162,946)	-
Cash acquired in acquisitions	-	23,795	202
Acquisition of Webmayhem Inc.	-	(350,000)	(50,000)
Net Cash Used in Investing Activities	(203,692)	(531,563)	(59,608)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	-	677,319	1,205,656
Proceeds from issuance of convertible note payable	-	-	2,375,000
Net Proceeds from the issuance of Series A Preferred Stock	-	6,710,000	-
Proceeds from issuance of notes payable	1,000,000	-	-
Dividend paid on preferred stock	(422,074)	(209,169)	-
Payments on capital lease	(26,726)	(37,801)	(35,250)
Payments on note payable	(97,928)	(28,597)	(239,576)
Net Cash Provided by Financing Activities	453,272	7,111,752	3,305,830

Net Increase (Decrease) in Cash	(4,305,848)	3,351,141	1,815,791
Cash at the Beginning of Period	6,036,209	2,685,068	869,277
Cash at the End of Period	$1,730,361	$6,036,209	$2,685,068

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$21,203	$14,336	$14,938
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:	For the Years Ended December 31,
	2008	2007	2006
Compensation for re-pricing and extension of warrants	-	2,021,228	332,002
Value of stock issued upon exercise of options for services	246,290	312,918	268,950
Value of stock issued to consultants	807,988	2,020,375	1,455,684
Value of stock issued to employee	-	197,250	-
Amortization of discount on notes payable	552,767	1,785,242	107,600
Compensation upon vesting of stock options granted	470,878	435,529	147,873
Value of stock issued upon conversion of notes payable and related accrued interest	749,702	479,562	992,716
Value of stock issued for acquisition of Webmayhem Inc.	1,547,535	16,298,539	-
Value of stock issued for acquisition of the operations of PNPP	127,661	625,000	-
Value of stock issued for acquisition of the operations of iClipx	653,400	-	-
Value of stock issued for acquisition of the operations of Switchpod	98,000	-	249,372
Value of stock issued for acquisition of the operations of Blastpodcast	-	-	40,500
Value of stock issued for acquisition of Interim Healthcare of Wyoming Inc.	-	36,918	-
Value of stock issued for extension of notes payable	-	-	382,500
Value of warrants issued for extension of notes payable	263,483	-	-

During 2008, the company issued 82,216 shares upon conversion of 115 shares of Series A Preferred Stock and payment of $1,466 in dividend payable.

During 2008, the Company issued warrants valued at $263,483 in connection with the extension of the maturity date of the 5% Convertible Notes Payable.

On December 2, 2008, the Company changed the conversion price of the 5% Convertible Notes Payable from $2.00 per share to $1.00 per share.  This resulted in the recording of a beneficial conversion feature valued at $420,885

On December 2, 2008, the Company amended the Series A Preferred Stock reducing the conversion price to common stock from $2.05 per share to $1.00 per share, and eliminating future cumulative dividends.  Also, the company issued 252,734 common shares in payment of $177,421 in dividend payable.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Wizzard Software Corporation ["Parent"], a Colorado corporation, was organized on July 1, 1998.  The Company operates in three segments, Software, Healthcare and Media Services.  The Software segment engages primarily in the development, sale, and service of custom and packaged computer software products. The Media Services provides podcast hosting, content management tools and advertising services.  The Healthcare segment operates primarily in the home healthcare and healthcare staffing services in Wyoming and Montana.  On September 8, 2005, Parent purchased all of the issued and outstanding shares of Interim Healthcare of Wyoming, Inc. ["Interim"], a Wyoming corporation, in a transaction accounted for as a purchase.  On February 27, 2007, Parent organized Wizzard Acquisition Corp., a Pennsylvania corporation, to acquire and dissolve into the operations of Webmayhem, Inc. [Libsyn], a Pennsylvania corporation, in a transaction accounted for as a purchase.  On April 3, 2007, Interim purchased the operations of Professional Personnel, Inc., d.b.a., Professional Nursing Personnel Pool [“PNPP”].  On January 10, 2008, Wizzard purchased the operations of Skip Fredericks and iClipx.

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

Reclassification – The financial statements for the period ended prior to December 31, 2008 have been reclassified to conform to the headings and classifications used in the December 31, 2008 financial statements.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At December 31, 2008, the Company had cash balances of $1,050,476 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2008 and 2007, the Company has an allowance for doubtful accounts of $34,200 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2008, 2007 and 2006, the Company adjusted the allowance for bad debt by $16,638, $0 and $(57,176), respectively.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $195,655, $304,305and $122,341 for the period ending December 31, 2008, 2007 and 2006, respectively.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  For packaged software products the Company offers a 30 day right of return.  Provisions are recorded for returns, concessions, and bad debts and at December 31, 2008 and 2007 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided. Such items are included in net revenues and amounted to $24,312, $4,000 and $26,974 at December 31, 2008, 2007 and 2006, respectively.

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

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs, which totals $66,825, $210,397 and $76,150 for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

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

During the periods presented in the accompanying financial statements, the Company has granted options under its 2005, 2006, 2007 and 2008 defined stock option plans. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R.  Under this transition method, compensation expense recognized during the twelve months ended December 31, 2006 included:  (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006 through December 31, 2006.  Non-cash compensation cost of $470,878 and $435,529 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the twelve months ended December 31, 2008 and 2007, respectively.  Non-cash compensation cost of $246,290, $312,918 and $268,950 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the twelve months ended December 31, 2008, 2007 and 2006.  In accordance with the modified-prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R.  Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would not have changed.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Enacted Accounting Standards

During 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts an interpretation of SFAS No. 60”, which further defines the accounting for financial guarantee insurance contracts;  SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in accordance with US GAAP; and SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities – an amendment of FASB Statement No. 133” which further defines disclosure requirements for Hedging Activities.  Management does not believe SFAS 163, 162 and 161 will change current practices by the company and will not have a significant impact on future financial statements.

NOTE 2 – GOING CONCERN

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

NOTE 3 – ACQUISITION

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

Amortization expense for the twelve months ended December 31, 2008 and 2007 was $170,833 and $0, respectively

On February 27, 2007, the Company acquired Webmayhem Inc.(d/b/a Liberated Syndication) pursuant to a plan of merger signed February 27, 2007.  The merger called for the Company to pay $350,000 and to issue 5,326,320 shares of “unregistered” and “restricted” shares of common stock valued at $16,298,539 for 100% of the outstanding stock of Webmayhem Inc. (d/b/a Liberated Syndication).  As part of the merger, the Company agreed to issue additional shares of common stock should Webmayhem achieve certain financial results.

Milestone 2 would include the sellers to receive an additional 2,281,580 shares of common stock of the Company should Webmayhem obtain gross revenue of at least $5,000,000 and EBITDA of at least $1,500,000 during their second year of operation measured from the closing date of the merger.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION – continued

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

Wizzard agreed to issue an additional 6,537 “unregistered” and “restricted” shares of its common stock for every $100,000 in gross sales revenues generated by PNPP’s operations relating to the acquired assets, to the extent that such revenues exceed $1,400,000, up to a maximum of $2,000,000, during the calendar year ended December 31, 2007 (the “Milestone Shares”). As of December 31, 2007, the company recorded a liability $100,016 for the additional 39,222 shares of restricted common stock to be issued for PNPP attaining the milestone.  The shares were issued on March 24, 2008.

Wizzard further agreed to employ Professional Personnel’s current office team of six employees for a minimum of 90 days and to make available an additional $50,000 worth of stock to be issued to such employees on terms similar to the issuance of the Milestone Shares.   Under the milestone, eighty percent of the incentive is to be paid in stock.  As of December 31, 2007, the company recorded a liability $31,295 for the additional 9,816 shares of restricted common stock to be issued for PNPP attaining the milestone.  The shares were issued on March 24, 2008 and April 15, 2008.

The following unaudited proforma information summarizes the estimated results of operations as if the acquisitions had occurred at the beginning of the period presented:

	For the Year Ended	For the Year Ended
	December 31, 2008	December 31, 2007
Net revenue	$6,108,140	$5,163,491
Cost of sales	4,146,922	3,600,788
Operating expenses	8,779,971	8,016,665
Other expense	(874,634)	(3,743,614)
Net loss	$(7,693,387)	$(10,197,576)
Dividends paid, warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature of preferred stock analogous to a dividend	(2,373,070)	(7,734,548)
Net loss available to common shareholders	(10,066,457)	(17,932,124)

Basic and diluted loss per common share	$(0.23)	$(0.44)

Basic and diluted weighted average common shares outstanding	44,654,924	40,896,139

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	December 31, 2008	December 31, 2007

Furniture, fixtures and equipment	2-10 yrs	$376,556	$267,681
Production molds	3 yrs	47,710	47,710
Software	2-5 yrs	11,964	11,964
		436,230	327,355
Less: Accumulated depreciation		(224,854)	(217,851)
Property & equipment, net		$211,376	$109,504

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $75,850, $45,978 and $39,992, respectively.  Certain equipment is held as collateral on notes payable.

The following is a summary of leased equipment at:

	Life	December 31, 2008	December 31, 2007

Leased equipment	5.25 yrs	$-	$223,750
Less: Accumulated depreciation		-	(147,834)
Leased equipment, net		$-	$75,916

Amortization expense for the year ended December 31, 2008, 2007, and 2006 was $15,982, $31,964 and $31,964, respectively. The equipment was held as collateral on the underlying lease.

NOTE 5 - GOODWILL / DEFINITE-LIFE INTANGIBLES ASSETS

Intangible Assets - Definite-life intangible assets consist of website development cost, patents, trademarks, and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc. and content purchased in the acquisition of iClipx.  The Company classifies its intangible assets as definite-life intangible assets and are fully amortized.

Goodwill - The following is a summary of goodwill:

	For the Years Ended December 31,
	2008	2007

Goodwill at beginning of period	$20,724,986	$945,795
Acquisition of iClipx	190,900	-
Milestone payment in connection with the acquisition of Switchpod	98,000	-
Goodwill from acquisition of Webmayhem Inc.	-	16,991,648
Milestone payment in connection with the acquisition of Webmayhem Inc.	(270,997)	1,818,532
Goodwill from acquisition of PNPP	-	837,700
Milestone payment in connection with the acquisition of PNPP	5,680	131,311
Impairment of goodwill	(288,900)	-

Goodwill at end of period	$20,459,669	$20,724,986

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

On July 12, 2006, the Company recorded goodwill of $204,370 in connection with the purchase of the operations of Switchpod Technology.  The purchase price of $204,572 exceeded the $202 of cash acquired.  On December 31, 2006, the company recorded additional goodwill of $44,800 upon issuance of 20,000 shares of common stock. On December 9, 2009, the company recorded additional goodwill of $98,000 upon issuance of 100,000 shares of common stock. The goodwill was impaired during 2006 and 2008

On September 8, 2006, the Company recorded goodwill of $40,500 in connection with the purchase of the operations of Blastpodcast Inc. The goodwill was impaired during 2006.

On March 1, 2007, the Company recorded goodwill of $16,991,648 in connection with the acquisition of Webmayhem Inc. as the assumption of liabilities exceeded assets by $340,778 plus the purchase price of $16,650,870.  On December 31, 2007, the company recorded an additional goodwill estimate of $1,818,532 in connection with achieving certain productions results of Milestone I, in connection with contingent purchase consideration, and on March 24, 2008, the goodwill was reduced by $270,997 to reflect actual goodwill.

On April 3, 2007, the Company recorded goodwill of $837,700 in connection with the purchase of the operations of PNPP as the assumption of liabilities exceeded assets by $52,086 plus the purchase price of $785,614.  On December 31, 2007, the company recorded additional goodwill of $131,311 in connection with achieving certain financial results and meeting the contingent purchase price contingency. On March 24, 2008, the company recorded additional goodwill of $5,680 in connection with achieving certain financial results and meeting the contingent purchase price contingency.

Impairment - During 2008 and 2007, the Company performed its annual test of impairment of goodwill and intangible assets by comparing the net carrying value including goodwill of the assets with the present value of future cashflows. Fair value was estimated using the expected present value of discounted future cash flows of the businesses within Wizzard Software Corporation.  When making these estimates, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from those estimated.

The result of the annual impairment test for Interim Healthcare of Wyoming Inc. indicated that the carrying value of goodwill in 2008 did not exceed their implied fair value, and an impairment charge was not recorded in the consolidated statement of operations.

The result of the annual impairment test indicated that the carrying value in 2008 of $288,900 in goodwill exceeded the implied fair value, and an impairment charge was recorded in the consolidated statement of operations. The goodwill impaired for 2008 relates to the acquisitions of Switchpod Technology and iClipx.

Also, the Company completed an analysis of the fair value of the business as it relates to the goodwill associated with the acquisition of Webmayhem Inc.  The analysis of the business enterprises’ fair value was performed as of October 1, 2008.  Based on the results of the application of the Market Approach, no impairment of goodwill was recorded on the goodwill recorded in connection with the acquisition of Webmayhem Inc.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE

On December 2, 2008, the Company closed a Subscription Agreement by which three institutional investors purchased 11% promissory notes payable having a total principal amount of $1,000,000, maturing January 1, 2010.  The holders of the notes were granted a security interest in the assets of the Company and its subsidiary, Interim Healthcare of Wyoming Inc, including ownership of the Subsidiary and the assets of the Subsidiary.

On October 27, 2006, the Company closed a Subscription Agreement by which three institutional investors purchased a) a 5% convertible notes payable having a total principal amount of $2,375,000, convertible into  common shares of the Company at $2.00 per share and maturing April 27, 2008; b) Class A Warrants to purchase a total of 593,750 shares of common stock, at $2.50 per share, exercisable for three years, and c)Class B Warrants to purchase a total of 1,187,500 shares of common stock at $2.00 per share, exercisable until 180 days after the effective date of the Registration Statement. As the conversion price for the note was below the fair value of the common stock on the date issued, the Company recorded a discount on the note for beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5. The fair value of the beneficial conversion feature was reduced so that the discount resulting from the fair value of the beneficial conversion feature of the warrants does not exceed the $2,375,000 proceed received from the subscription.  The $2,375,000 discount is being amortized as interest expense over the term of the note. As of December 31, 2008 and 2007, the Company has amortized $2,375,000 and  $1,892,842 of the discount, respectively,  with the remaining $0 and $482,158 unamortized discount, respectively, being offset against the outstanding balance of the note in the accompanying balance sheet.

The Class A Warrants and Class B Warrants were valued using the Black-Scholes pricing model using the following weighted average assumptions 77.19% volatility, 1.33 years expected life, 5.08% risk free interest rate and expected dividend yield of zero.

On November 28, 2008, the Company changed the conversion price of the 5% Convertible Notes Payable from $2.00 per share to $1.00 per share.  As the conversion price for the note was at the fair value of the common stock on the date of the change, the Company recorded a $420,885 discount on the note for beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5.  As of December 31, 2008, the Company amortized $70,609 of the discount, with the remaining $350,276 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.

NOTE 7 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of December 31, 2008 and 2007, the Company had 6,032 and 6,147 Series A Preferred shares issued and outstanding, respectively.

As of December 31, 2007, the Series A Preferred shares have no voting rights, with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Preferred shares dividend and any damages are convertible into common shares at $2.05 per common shares.  Holders of the Preferred Stock will be entitled to receive cumulative dividends of 7% per annum for the first two years after issuance of the Preferred Stock and 18% per annum thereafter, payable on January 1 and July 1, beginning on January 1, 2008.

On December 2, 2008, the Company amended the Series A Preferred Stock effectively reducing the conversion price to common stock from $2.05 per share to $1.00 per share, and eliminating future cumulative dividends.   A liquidating dividend of $1,981,286 was recorded upon amendment of the Series A Preferred shares and reflected in the December 31, 2008 Consolidated Statement of Operations.

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

On December 31, 2007 the Company recorded a 7% dividend totaling $234,548 on outstanding Series A Preferred Stock as of December 31, 2007.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $0.001 par value. As of December 31, 2008 and 2007, 45,713,981 and 40,304,034 shares were issued and outstanding, respectively.

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

On October 22, 2008, the Company issued 99,712 common shares in payment of a $181,700 note payable and $17,723 of accrued interest.

On December 1, 2008, the Company issued 252,734 common shares in payment of all dividends accruing on the shares of Series A Preferred stock.

On December 2, 2008, the Company issued 59,371 common shares in payment of a $54,000 note payable and $5,371 of accrued interest.

On December 3, 2008, the Company issued 10,000 common shares in payment of a $10,000 note payable.

On December 4, 2008, the Company issued 10,000 common shares in payment of a $6,000 note payable and $4,000 of accrued interest.

On December 5, 2008, the Company issued 10,999 common shares in payment of a $10,000 note payable and $999 of accrued interest.

On December 8, 2008, the Company issued 3,000 common shares upon the exercise of options valued at $2,940 to consultants for services rendered.

On December 8, 2008, the Company issued 50,000 restricted common shares valued at $49,000 for consulting services.

On December 8, 2008, the Company issued 100,000 restricted common shares valued at $98,000 for Switchpod attainment of the Milestones.

On December 9, 2008, the Company issued 17,000 common shares upon the exercise of options valued at $15,810 to consultants for services rendered.

On December 15, 2008, the Company issued 51,000 restricted common shares upon notice of conversion of 51 shares of Series A Preferred Stock.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company entered into an agreement with Sempire Marketing whereby Sempire provided marketing services to clients of Wizzard Software Corporation.  Also, Survival Spanish, an Education podcaster ran advertising campaigns on their shows during 2009.  Sempire Marketing and Survival Spanish is owned by David Spencer.  David Spencer is a sibling of the CEO of the Company.  During 2008, payments were made to Mr. Spencer totaling $2,644.

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

During 2008, 2007 and 2006, the Company paid $57,000, $57,000 and $57,000, respectfully, for the lease of office space in Casper, Wyoming from a shareholder and the former owner / employee of Interim Healthcare of Wyoming, Inc.

NOTE 9 - STOCK OPTIONS & WARRANTS

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a 2008 Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 400,000.  At December 31, 2008, 150,000 options were available to be granted under the 2008 Key Employee Plan.  During the twelve months ended December 31, 2008, the Company granted 250,000 options.

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan").  Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Plan may not exceed 200,000.  At December 31, 2008, 15,000 options were available to be granted under the 2008 Plan.  During the twelve months ended December 31, 2008, the Company granted 185,000 options.

2007 Key Employee Stock Option Plan - During 2007, the Board of Directors adopted a 2007 Key Employee Stock Option Plan ("2007 Key Employee Plan").  Under the terms and conditions of the 2007 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Key Employee Plan may not exceed 200,000.  At December 31, 2008, no options were available to be granted under the 2007 Key Employee Plan.  During the year ended December 31, 2007, the Company granted 200,000 options.

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan").  Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000.  At December 31, 2008, 3,245 options were available to be granted under the 2007 Plan.  During the year ended December 31, 2008 and 2007, the Company granted 6,500 and 190,255 options, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS AND WARRANTS – continued

2006 Stock Option Plan - During 2006, the Board of Directors adopted a Stock Option Plan ("2006 Plan").  Under the terms and conditions of the 2006 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2006 Plan may not exceed 137,500.  At December 31, 2008, no options were available to be granted under the 2006 Plan.

2005 Stock Option Plan - During 2005, the Board of Directors adopted a Stock Option Plan ("2005 Plan").  Under the terms and conditions of the 2005 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2005 Plan may not exceed 220,000.  At December 31, 2007, total options available to be granted under the 2005 Plan totaled 95.  During the years ended December 31, 2008 and 2007, the Company granted 0 and 19,700 options, respectively.

The fair value of option grants during the years ended December 31, 2008 and 2007 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Dividend yield	0%	0%
Expected life	4 yrs	3 yrs
Expected volatility	85.6%	74.28%
Risk-free interest rate	2.8%	4.7%

A summary of the status of options granted at December 31, 2008, and changes during the period then ended are as follows:

	For the Year Ended December 31, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	427,500	$2.06	7.5 years	$-
Granted	681,500	1.86	3.9 years	-
Exercised	(126,500)	-	-	-
Forfeited	(240,000)	2.36	-	-
Expired	-	-	-	-
Outstanding at end of period	742,500	2.15	5.2 years	-
Vested and expected to vest in the future	742,500	2.15	5.2 years	-
Exercisable at end of period	637,500	2.16	7.5 years	-
Weighted average fair value of options granted	742,500	$2.15	5.2 years	$-

The Company had 40,000 non-vested options at the beginning of 2008 with a weighted average price of $2.67 per share.  At December 31, 2008 the Company had 105,000 non-vested options at the weighted average price of $2.10 resulting in an unrecognized compensation expense of $24,622, which will be expensed through the second quarter of 2009.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS AND WARRANTS - continued

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0, $312,918and $268,950 respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2008, 2007 and 2006 (for outstanding options), less the applicable exercise price.

During 2008, 2007 and 2006, the company recorded $470,878, $435,528 and $147,873 of non-cash compensation expense related to the vested stock options issued to employees.

December 31, 2008, 2007 and 2006 the company recorded non-cash compensation cost of $0, $312,918 and $268,950 for vested and exercised options issued to employees and consultants.

A summary of the status of the warrants granted is presented below for the twelve months ended:

	December 31, 2008		December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,123,851	$2.42	3,193,331	$2.05
Granted	400,000	2.85	1,829,268	2.85
Exercised	-	-	(630,701)	1.07
Forfeited	-	-	(110,627)	1.36
Expired	(1,187,500)	2.00	(157,420)	3.41
Outstanding at end of period	3,336,351	$2.62	4,123,851	$2.42

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

During March 2008, the company issued Class C warrants valued at $263,483 for the extension of the maturity date on the 5% notes payable.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At December 31, 2008 and 2007, the total of all deferred tax assets was $14,130,993 and $10,978,280, respectively, and the total of the deferred tax liabilities was $1,028,908 and $480,592, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $13,102,085 and $10,497,688 for the years ended December 31, 2008 and 2007.  The change in the valuation allowance for the year ended December 31, 2008 and 2007 was $2,604,397 and $2,399,810, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES - continued

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2008, 2007 and 2006 consist of the following:

	For the Years Ended December 31,
	2008	2007		2006
Current tax expense:			$
Federal	$-	-		-
State	-	-		-
Current tax expense	-	-		-

Deferred tax expense (benefit):
Allowance for doubtful accounts	(5,657)	-		12,393
Bonus accrual	(18,438)	(22,642)		(2,163)
Commission accrual	(8,567)	(11,625)		-
Vacation accrual	(6,869)	(8,073)		(4,994)
Goodwill – impaired	(212,507)	-		(110,800)
Non-cash compensation – options	(180,113)	(166,592)		(56,562)
Stock compensation	-	(75,449)		-
Goodwill – tax amortization	548,316	417,019		36,797
Net operating loss carryforward	(2,720,562)	(2,532,448)		(1,496,443)
Valuation allowance	2,604,397	2,399,810		1,621,772
	-	-		-
Income tax expense	$-	$-		$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows:

	December 31,
	2008	2007	2006
Current deferred tax assets:
Computed tax at the expected statutory rate	$(2,615,239)	$(3,466,663)	$(1,629,864)
State and local income taxes, net of federal	(339,540)	(448,131)	(215,918)
Non-deductible compensation for modification of warrants	100,783	773,128	126,992
Amortization of discount on convertible notes payable for the beneficial conversion feature, and warrants	211,436	682,862	41,157
Other non-deductible expenses	38,163	46,739	49,495
Change in valuation allowance	2,604,397	2,399,810	1,621,772
Income tax expense	$-	$-	$-

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES - continued

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at December 31, 2008 and 2007:

	December 31,
	2008	2007
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$11,628	$5,971
Bonus accrual	43,243	24,805
Commission accrual	20,192	11,625
Vacation accrual	26,192	19,323
Valuation allowance	(101,255)	(61,724)
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):
Excess of impaired goodwill for book purposes over tax	979,262	766,755
Non-cash compensation – options	410,580	230,467
Stock compensation	75,449	75,449
Excess of goodwill amortization for tax over book	(1,028,908)	(480,592)
Net operating loss carryforward	12,564,447	9,843,885
Valuation allowance	(13,000,830)	(10,435,964)
Total long-term deferred tax assets (liabilities)	-	-
	$-	$-

The Company has available at December 31, 2008 operating loss carryforwards of approximately $28,000,000 which may be applied against future taxable income and which expires in various years through 2028.

NOTE 11 - LEASES

Capital Lease - The Company leased equipment on a 63-month capital lease which terminated in June 2008. Upon termination of the lease, the Company acquired the leased equipment for $5,000.   During the year ended December 31, 2008, 2007 and 2006, depreciation expense for equipment on capital lease amounted to $15,982, $31,964 and $31,964, respectively, and has been included in depreciation expense.  During the year ended December 31, 2007, 2006 and 2005, interest expense on capital lease obligation amounted to $3,276, $7,187 and $9,750, respectively.

Operating Lease - The Company leases office space, in Pittsburgh, Pennsylvania, on a month to month basis for of $4,231 a month. The Company leases additional office space in Casper, Wyoming from the former owner of Interim Healthcare of Wyoming, Inc. and current shareholder, on a month to month basis for $4,750 a month.  The Company leases space in Hollywood, California, for $1,903 a month through May 2009. The Company further leases space in Billings, Montana for of $1,350 a month through February 2011.

Lease expense charged to operations was $173,978, $111,579 and $103,128 for the years ended December 31, 2008, 2007 and 2006, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the years ended December 31,:

	2008	2007	2006
Loss from continuing operations available to common shareholders (numerator)	$(7,691,878)	$(10,196,067)	$(4,793,723)
Preferred dividends paid, warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature analogous to a dividend	(2,373,070)	(7,734,548)	-
Loss available to common shareholders (numerator)	(10,064,948)	(17,930,615)	(4,793,723)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	44,625,216	40,866,431	33,217,094

At December 31, 2008, the Company had 742,500 options to purchase common stock of the Company at $1.59 to $2.89 per share, and 3,336,351 warrants outstanding to purchase common stock of the Company at $2.00 to $2.85 per share and convertible notes payable wherein the holders could convert the note into a minimum of 1,069,734 shares of common stock and 6,032 shares of Series A Preferred convertible into common stock at $1.00 per share wherein the holder could convert the shares into a minimum of 6,032,000 shares of common stock; which were not included in the loss per share computation because their effect would be anti-dilutive. See Note 17 for subsequent issuances of common stock and common stock equivalents.  The Company may be obligated to issue additional shares in connection with the acquisitions of Webmayhem Inc. (See Note 14).

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

At December 31, 2006, the Company had 137,500 options to purchase common stock of the Company at $1.59 per share, and 3,193,331 warrants outstanding to purchase common stock of the Company at $01.25 to $3.41 per share and a convertible note payable wherein the holder could convert the note into a minimum of 1,187,500 shares of common stock; which were not included in the loss per share computation because their effect would be anti-dilutive. See Note 17 for subsequent issuances of common stock and common stock equivalents.

NOTE 13 - CONCENTRATION OF REVENUES

During the years ended December 31, 2008, 2007 and 2006, 10%, 11% and 17%, respectively, of the Company's revenue was derived from the sale of AT&T's OEM Natural Voices desktop products.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS & CONTINGENCIES - continued

Agreements  In connection with the agreement with AT&T to sell AT&T's OEM Natural Voices desktop product licenses, the Company is required to make minimum purchases of $125,000 per each six month period beginning July 2007 through September 2013.  In connection with the agreement with IBM to sell IBM's OEM ViaVoice desktop products licenses, the Company is required to make minimum purchases of $15,000 per quarter beginning July 2007 through June 2009.

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

The following is a summary of the Company's operations by segment for the years ended December 31, 2008, 2007 and 2006 (in 000”s):

	2008				2007				2006
	Soft-ware	Media	Health care	Total	Soft-ware	Media	Health care	Total	Soft-ware	Health care	Total
Net revenues	$784	$1,392	$3,932	$6,108	$831	$970	$3,363	$5,164	$813	$2,130	$2,943
Cost of sales	352	1,087	2,708	4,147	471	945	2,185	3,601	529	1,350	1,879
General and administrative	2,126	1,632	805	4,563	1,919	718	832	6,926	3,510	624	4,134
Consulting	1,818	582	72	2,472	3,056	416
Selling	161	912	48	1,121	252	485	127	879	363	216	579
Research and development	51	16	-	67	111	99	-	210	75	1	76
Compensation for re-pricing/extension of warrants	263	-	-	-	2,021	-	-	2,021	715	-	715
Impairment of goodwill	-	556	-	566	-	-	-	-	289	-	289
Other income	55	3	8	66	185	14	14	199	82	38	120
Interest expense	660	-	10	933	1,908	14	14	1,922	175	10	185
Loss on disposal of assets	1	6	-	7	-	-	-	-	-	-
Net income (loss)	$(4,593)	$(3,396)	$297	$(7,692)	$(8,722)	$(1,693)	$219	$(10,196)	$(4,761)	$(33)	$(4,794)

Total assets	2,406	18,729	2,111	23,246	6,802	19,007	2,041	27,850	3,618	680	4,298
Depreciation expense	41	25	26	92	10	11	47	68	20	52	72

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT REPORTING - continued

Of the Company’s net revenue, for the years ended December 31, 2008, 2007 and 2006, $219,269, $256,137and $332,481, respectively, were from foreign based companies.

The following is a summary of the Company’s revenue by region:

	2008	2007	2006
Regions
North America	$5,940,953	$4,918,873	$2,649,505
South America	31,980	18,488	11,338
Europe	108,641	201,840	266,799
Asia	20,927	24,290	15,936
Africa	5,909	-	-
Total	$6,108,410	$5,163,491	$2,943,578

NOTE 16 – QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table set forth unaudited financial information on a quarterly basis for each of the last two years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2008
Revenues	$1,668,478	$1,465,874	$1,533,339	$1,440,719	$6,108,410
Gross profit	666,841	397,181	415,139	482,057	1,961,218
Operating loss	(2,021,740)	(1,762,252)	(1,333,447)	(1,699,805)	(6,817,244)
Net loss	(2,644,450)	(1,891,242)	(1,353,767)	(1,802,419)	(7,691,878)
Preferred dividends paid, warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature analogous to a dividend	(107,380)	(106,983)	(106,452)	(2,052,255)	(2,373,070)
Net loss available to common shareholders	(2,751,830)	(1,998,225)	(1,460,219)	(3,854,674)	(10,064,948)
Basic and diluted loss per share	(0.06)	(0.04)	(0.03)	(0.10)	(0.23)

2007	RESTATED		RESTATED
Revenues	$725,926	$1,428,097	$1,468,476	$1,540,992	$5,163,491
Gross profit	257,333	402,695	463,341	439,334	1,562,703
Operating loss	(1,625,080)	(2,701,443)	(1,327,045)	(798,885)	(6,452,453)
Net loss	(1,794,129)	(2,866,308)	(2,361,302)	(3,174,328)	(10,196,067)
Preferred dividends paid, warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature analogous to a dividend	-	-	(7,500,000)	(234,548)	(7,734,548)
Net loss available to common shareholders	(1,794,129)	(2,866,308)	(9,861,302)	(3,408,876)	(17,930,615)
Basic and diluted loss per share	(0.05)	(0.07)	(0.24)	(0.08)	(0.44)

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

NOTE 16 – QUARTERLY FINANCIAL INFORMATION (Unaudited) - Continued

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

NOTE 17 - SUBSEQUENT EVENTS

On January 14, 2009, the Company issued 1,250,000 common shares upon notice of conversion of 1,250 shares of Series A Preferred Stock.

On January 15, 2009, the Company issued 50,000 common shares upon the exercise of options valued at $35,000 to consultants for services rendered.

During January 2009, an officer of the Company surrendered and forfeited 75,000 shares of unregistered and restricted common stock without consideration.

On February 5, 2009, the Company issued 25,037 common shares in payment of a $22,600 convertible note payable and $2,437 of accrued interest.

On February 17, 2009, the Company issued 50,000 restricted common shares valued at $31,500 for consulting services.

On February 17, 2009, the Company issued 30,000 common shares upon the exercise of options valued at $18,900 to consultants for services rendered.

On February 18, 2009, the Company issued 25,071 common shares in payment of a $22,600 convertible note payable and $2,471 of accrued interest.

On March 4, 2009, the Company issued 45,571 common shares upon the exercise of options valued at $29,621 to consultants for services rendered.

On March 23, 2009, the Company issued 100,000 common shares upon notice of conversion of 100 shares of Series A Preferred Stock.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None; not applicable

Item 9A(T). Controls and Procedures

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2008, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2008 at the above-described reasonable assurance level.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management identified no material weakness, as of December 31, 2008.

Item 9B. Other Information

     None; not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

•	the names of our current directors and executive officers,

•	their ages as of the record date for the annual meeting and

•	the capacities in which they currently serve Wizzard :

Name	Age	Position(s)	Officer Since
Christopher J. Spencer	40	Chief Executive Officer and Chairman of the Board	2001
John Busshaus	46	Chief Financial Officer	2007
David Mansueto	30	Director	2007
Denis Yevstifeyev	27	Director	2007
Douglas Polinsky	50	Director	2007
J. Gregory Smith	40	Director	2007

Christopher Spencer has served as our Chief Executive Officer, President and as a director of Wizzard since February 7, 2001.  Mr. Spencer has been responsible for our overall direction since our inception and has been instrumental in leading us to our current position in the speech recognition industry.  From 1994 until 1996, Mr. Spencer founded and worked for ChinaWire, Inc., a high-technology company engaged in financial remittance between international locations and China.  Mr. Spencer worked for Lotto USA, Inc. from 1992-1994, where he was founder and Chief Executive Officer for the Pennsylvania computer networking company.  From 1990 until 1992, Mr. Spencer worked for John Valiant, Inc., and was responsible for business concept development and obtaining financing.  Mr. Spencer's efforts combined an effective advertising/promotions campaign with proper timing in the young adult/college restaurant/nightclub market.  John Valiant was sold for a profit in 1992 after successfully operating three revenue-generating divisions.

John Busshaus has served as our Controller since April 2006, until his election as our Chief Financial Officer on January 29, 2007.  Mr. Busshaus has been responsible for our overall accounting and financial reporting functions since joining the company in April 2006. From 2004 to 2006, Mr. Busshaus was an independent business consultant.  Mr. Busshaus’ efforts were assisting organizations with the implementation of Sarbanes Oxley, filing of SEC reports, and taking a company through an IPO.  Mr. Busshaus worked for Talanga International from 2001 to 2004, where he was the Chief Financial Officer for the company.  From 1999 to 2000, Mr. Busshaus worked for Mellon Bank as Controller and Vice

President, and was responsible for strategic planning and managing the annual and monthly budgeting within Global Security Services.  From 1994 to 1998, Mr. Busshaus worked for PepsiCo as Senior Business Planner, and was responsible for annual and quarter budgets planning, as well as weekly, monthly and quarter reporting of results.  As a member of management, Mr. Busshaus' efforts contributed to the revenue growth and market share increases in a market that was categorized as saturated.

David Mansueto has served a director for Wizzard's since April of 2007.  Mr. Mansueto was a co-founder and executive officer of Liberated Syndication, since the founding of the business in 2004.  Mr. Mansueto handles creative planning and strategic decision making for Liberated Syndication and the newly formed Wizzard Media.  From 2004 to 2007, Mr. Mansueto founded and ran Liberated Syndication, the largest podcast hosting business in the world.  From 2001 to 2004, Mr. Mansueto was engaged in the performance and digital arts, and produced many performance series in the Pittsburgh area including a regular public access talk show that featured local artists, entrepreneurs and politicians.  In 2000, Mr. Mansueto co-created Emayhem.com, one of the web's first user generated online communities. In 1996, Mr. Mansueto attended the University of Pittsburgh to study theatre, film and music.  Mr. Mansueto was awarded the top prize at the American College Theatre Festival for his sound design work on the premiere stage production of The Hudsucker Proxy.

Douglas Polinsky has served as a Director of Wizzard since October 2007.  Mr. Polinsky serves as the President of Great North Capital Corp., a Minnesota-based financial services company he founded in 1995.  Great North advises corporate clients on capital format and other transaction-related financial matters.  Mr. Polinsky earned a Bachelor of Science degree in Hotel Administration at the University of Nevada at Las Vegas.

Greg Smith has served as a Director of Wizzard since October 2007.  Mr. Smith is an award-winning producer and entrepreneur with over 10 years of experience in Non-Fiction Television.  In 2000, Mr. Smith established The Solution Film Group, LLC and acts as the Company’s President.  Mr. Smith provides professional production and editorial support for various forms of non-fiction television entertainment, including the direction of media projects from development through production and post-production.  His clients include Discovery Channel, Science Channel, Discovery HD Theater, Animal Planet, The Military Channel, PBS, and Discovery Networks International.  Mr. Smith most recently won an Emmy in 2006 for the Discovery Channel’s animated special Before the Dinosaurs.  His other awards for excellence in production and editing include Emmys for the Discovery Channel’s Walking with Prehistoric Beasts and Allosaurus:  A Walking with Dinosaurs Special.  From 1997 to 2000, Mr. Smith worked for Discovery Communications, Inc. in the capacity of Supervising Producer from January 1998 to November 2000, and Producer/Editor from October 1997 to January 1998. From 1995 to 1996, Mr. Smith worked for Discovery Channel Pictures serving as Assistant Editor from March 1996 to October 1997, and Production Assistant from September 1995 to March 1996. From 1994 to 1995, Mr. Smith worked for Crawford Communications in Atlanta, Georgia as a Manager of Satellite Services for The Learning Channel.

Denis Yevstifeyev has served as a Director of Wizzard since October 2007.  Mr. Yevstifeyev operates his own consulting practice providing accounting and management consulting services to clients across various business sectors. From 2007 to 2008, Mr. Yevstifeyev served as Sr. Financial Reporting Analyst for American Eagle Outfitters, Inc, in Pittsburgh.  His duties included: preparing and analyzing various internal and external financial reports; researching new accounting pronouncements and evaluating any impact on the financial statements.  He also reviewed accounting workpapers and prepared the Company’s SEC filings for forms 8-K, 10-Q and 10-K.  From 2005 to 2007, Mr. Yevstifeyev worked Schneider Downs, Inc., where he worked on Sarbanes-Oxley compliance engagements. In 2005, Mr. Yevstifeyev graduated with a Bachelor of Science degree in Business from Washington and Jefferson College.  He also graduated with honors from the Moscow Bank College of the Central Bank of Russia in Moscow with a degree in Finance in 2000.  From 2002 to 2003, Mr. Yevstifeyev served as the Settlement Department Manager for SDM BANK in Moscow, where he dealt with domestic and international corresponding banks, among other responsibilities.

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

Our performance for fiscal 2008 was at or above targeted levels, even in a year that was very challenging. Company-wide, total revenue for the year was $6.1 million, an increase of 19% from the previous year.  During 2008 the company completed one successful acquisition, the operations of iClipx.  In December, 2008, the Company closed a subscription agreement whereby three institutional investors invested a total of $1.0 million in cash in exchange for an 11% note payable maturing on January 1, 2010.  During 2008 the Company was accepted for listing on the NYSE Amex.

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

In 2008, our named executives’ salaries ranged from $100,000 to $145,000. Changes in senior executive base pay during fiscal year 2008 included an increase in Mr. Spencer’s annual base pay on February 1, 2008 from $132,000 to $145,000; an increase in Mr. Busshaus’ annual base pay from $121,000 to $133,000 on February 1, 2008.

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

In fiscal year 2008, there were no discretionary bonuses awarded to any executive officer.

Our Compensation Committee believes that we have executed on our compensation philosophy given the level of Company performance in fiscal 2008.

Long-Term Incentive Compensation.   In 2008, we offered a limited group of employees, including all named executives, stock options.

In fiscal 2009, we plan to execute a long-term incentive design that will utilize stock options. For senior management, including named executives, the primary emphasis will be on stock option awards. This results primarily in senior management focus on stock price performance, directly aligning the interests of executives with the interests of stockholders. It also puts a higher percentage of long-term compensation at risk as the design delivers less immediate value to executives.

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

Perquisites.    Eligible employees, including named executives, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care; life, accidental death and dismemberment and disability insurance; and vacation plans. The primary purpose of providing these plans and limited perquisites to senior executives is to attract and retain talented executives to manage the Company. With respect to non-insurance perquisites, we prefer to take a minimalist approach. For fiscal 2008, the Company did not have executive non-insurance perquisites.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this proxy statement with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement and incorporated by reference into our 2008 Annual Report on Form 10-K.

Compensation Committee

Douglas Polinsky, Chairman

J. Gregory Smith

Denis Yevstifeyev

Summary Compensation Table

The following sets forth the compensation of Wizzard’s Chief Executive Officer during fiscal 2008, and the other persons who served as executive officers during fiscal 2008. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2008.

SUMMARY COMPENSATION TABLE – FISCAL 2008

Name and principal position	Salary ($)	Bonus ($)	(1)	Stock awards ($)		Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Christopher Spencer – Chief Executive Officer
2008	143,875	0		0		0	0	143,875
2007	115,083	35,190		0		0	0	150,273
2006	84,167	10,151		0		0	0	94,318
John Busshaus – Chief Financial Officer
2008	131,115	0		293,750	(2)	0	0	424,865
2007	115,042	0		558,488	(3)	0	0	673,530
2006	82,500	0		147,893		0	0	230,393
Armen Geronian – Chief Technical Officer
2008	119,750	0		0		0	0	119,750
2007	100,000	15,754		0		0	0	115,754
2006	57,317	48,392		0		0	0	105,709

(1)	The bonuses shown in this column represent discretionary awards.

(2)

Stock-based compensation represents the amounts recognized for financial reporting purposes for granting of stock options totaling $177,320, calculated in accordance with the requirements of SFAS No. 123R.  Reference is made to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year 2008 for a detailed description of the assumptions used in valuing stock-based awards under SFAS No. 123R.

(3)

Stock-based compensation represents the amounts recognized for financial reporting purposes for granting of stock options totaling $361,238, calculated in accordance with the requirements of SFAS No. 123R.  In addition, Stock-based compensation represents the award of Restricted Stock total $197,250.  Reference is made to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year 2007 for a detailed description of the assumptions used in valuing stock-based awards under SFAS No. 123R.

Restricted Stock Awards

There were no issuances of restricted stock award during fiscal 2008 to any named executive.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

	Options awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Christopher Spencer	125,000	0	2.35	2/21/2018	0	0
John L. Busshaus	137,500	0	1.59	5/22/2016	0	0
John L. Busshaus	200,000	0	2.20	5/16/2017	0	0
John L. Busshaus	125,000	0	2.35	2/21/2018	0	0

 Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2008 option exercises and restricted stock that vested during fiscal 2008 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2008

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

Other Potential Post-Employment Payments

As of December 31, 2008, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2008, we had six stock option plans, which were not approved by stockholders. A total of 1,937,500 shares of common stock have been reserved for ultimate issuance under the plans. Four of the plans have expired and awards can no longer be granted under those plans. As of December 31, 2008, options for approximately 18,245 shares of common stock could be granted under the remaining plan.

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

2007 Stock Option Plan.    A total of 200,000 shares of common stock are reserved for issuance under the 2007 Stock Option Plan. The 2007 Plan has not expired and awards up to 3,245 can be granted under the 2007 Plan. The 2007 Plan provided for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2007 Key Employee Stock Option Plan.    A total of 200,000 shares of common stock are reserved for issuance under the 2007 Key Employee Stock Option Plan. The 2007 Key Employee Plan expired in 2007 and awards can no longer be granted under the 2007 Key Employee Plan. The 2007 Key Employee Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2008 Stock Option Plan.    A total of 200,000 shares of common stock are reserved for issuance under the 2008 Stock Option Plan. The 2008 Plan has not expired and awards up to 15,000 can be granted under the 2008 Plan. The 2008 Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2008 Key Employee Stock Option Plan.    A total of 400,000 shares of common stock are reserved for issuance under the 2008 Key Employee Stock Option Plan. The 2008  Key Employee Plan has not expired and awards up to 150,000 can be granted under the 2008 Key Employee Plan.The 2008 Key Employee Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2008, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements. As described above, we have seven stock option plans under which options have been granted.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	400,000	$2.35	150,000
Plans not approved by stockholders	510,745	2.04	18,245

Total	910,745	$2.18	168,245

DIRECTOR COMPENSATION

In 2008, we paid our non-employee directors a cash retainer. In 2009, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board. Salaried executives who serve as directors are not paid for their services as directors and accordingly, Christopher Spencer is not included in the director compensation table below.

The following table sets forth the compensation we paid our non-employee directors in 2008. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2008.

DIRECTOR COMPENSATION TABLE – FISCAL 2008

Name	Fees earned or paid in cash ($)	Option awards ($)	Total ($)
Doug Polinsky	24,000	0	24,000
J. Gregory Smith	24,000	0	24,000
Denis Yevstifeyev	24,000	0	24,000

All outside directors are entitled to base annual cash compensation of $24,000, which we pay monthly.  Currently, the outside directors also receive options for the purchase of common stock which normally vest at the rate of 24,000 shares each year, through December 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters

The following table sets forth certain information as of March 6, 2009 regarding the beneficial ownership of our common stock, for:

•	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;
•	each director;
•	each named executive; and
•	all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of March 6, 2009 there were 47,104,660 shares of common stock outstanding. As of that date, there were options to purchase 742,500 shares of common stock and warrants to purchase 3,336,351 shares of common stock.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
5% Stockholders:
Christopher Spencer, Chief Executive Officer	3,226,389	(3)	6.8%

Voice Recognition Investment LP	3,774,186		8.0%

Armen Geronian	2,774,912		5.9%
Directors:
Douglas Polinsky	102,000		*
J. Gregory Smith	0
Denis Yevstifeyev	0
David Mansueto	1,143,857		2.4%

Executive Officers:
John L. Busshaus	462,500	(4)	1.0%
All directors and executive officers as a group (7 persons)	11,483,844		24.4%
*			Less than 1%
(1)			The address of each director and officer is c/o Wizzard Software Corporation, 5001 Baum Blvd. Suite 770, Pittsburgh, Pennsylvania 15213.
(2)

The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from April 1, 2009, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of April 1, 2009.

(3)			Includes 125,000 stock options that are vested or will vest within 60 days of April 1, 2009.
(4)			Includes 462,500 stock options that are vested or will vest within 60 days of April 1, 2009.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2008 and on representations that no other reports were required, we believe that during the 2008 fiscal year all applicable Section 16(a) filing requirements were met.

Item 13. Certain Relationships and Related Transactions.

Transactions with Related Persons.

The Company entered into an agreement with Sempire Marketing to provide marketing services to clients of Wizzard Software Corporation.  Also, Survival Spanish, a top 10 (as ranked in iTunes) Education podcaster ran advertising campaigns on his shows during 2008.  Sempire Marketing and Survival Spanish are owned by David Spencer.  David Spencer is a sibling of the CEO of the Company.  During 2008, payments were made to Mr. Spencer totaling $2,644.

Parents of the Issuer.

     The Company has no parents.

Transactions with Promoters and control persons.

     None; not applicable.

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to Wizzard by its principal accountants during the calendar years ended December 31, 2008, 2007 and 2006:

Fee category	2008	2007(2)	2006
Audit Fees (1)	$85,575	$87,662	$45,835
Audit – related fees	0	0	0
Tax fees	0	0	0
All other fees	0	0	0
Total fees	$85,575	$87,662	$45,835

(1)

Consists of fees for audit of the Company's annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company's quarterly reports, and the review of other documents filed with the Securities and Exchange Commission.

(2)			Includes audit fees paid for the acquisition of Webmayhem Inc. and PNPP

Audit fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Wizzard's financial statements and are not reported under "Audit fees."

Tax fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

The Audit Committee is informed of and approves all services Gregory & Associates provides. The Audit Committee pre-approves the annual audit fee, tax services, and non-routine SEC filing reviews, as well as the fees for all large projects that are expected to cost more than $50,000. In addition, it has pre-approved $100,000 for items that relate to routine accounting consultations related to items such as new accounting pronouncements, routine SEC filings requiring consents, and routine tax consultations. Upon performance of such services, the Audit Committee is informed of and approves the matters to which such consultations relate. Upon approval by the Audit Committee, the amount is added back to the pre-approved $100,000.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheet of Wizzard Software Corporation and subsidiaries as of December 31, 2008 and 2007

Consolidated Statements of Operations of Wizzard Software Corporation and subsidiaries for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders' Equity of Wizzard Software Corporation and subsidiaries for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows of Wizzard Software Corporation and subsidiaries for the years ended December 31, 2008, 2007 and 2006

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

(c)  Exhibits. (1)

Exhibit

Number               Description

------               -----------

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

10.25

Common Stock Purchase Warrant for 60,976 shares (2)

10.26

Common Stock Purchase Warrant for 609,756 shares (2)

10.27

Modification and Amendment Agreement (7)

10.28

Modification Agreement (8)

10.29

Subscription Agreement (9)

10.30

Secured Note for $200,000 (9)

10.31

Secured Note for $500,000 (9)

10.32

Secured Note for $300,000 (9)

10.33

Security Agreement (9)

10.34

Collateral Agent Agreement (9)

10.35

Guaranty (9)

10.36

Funds Escrow Agreement (9)

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

(6)

Incorporated by reference from our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 22, 2006.

(7)

Incorporated by reference from our Current Report on Form 8-K dated November 10, 2008, filed with the Securities and Exchange Commission on November 14, 2008.

(8)

Incorporated by reference from our Current Report on Form 8-K dated November 28, 2008, filed with the Securities and Exchange Commission on December 2, 2008.

(9)

Incorporated by reference from our Current Report on Form 8-K dated December 2, 2008, filed with the Securities and Exchange Commission on December 2, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZZARD SOFTWARE CORPORATION

Date:	3/31/09	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	3/31/09	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/31/09	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	3/31/09	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	3/31/09	/s/ David Mansueto
David Mansueto
Director

Date:	3/31/09	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	3/31/09	/s/ Douglas Polinsky
Douglas Polinsky
Director