Form 10-Q
period 2009-03-31
WIZZARD SOFTWARE CORP /CO
filed 2009-05-15
CIK 1074909

FORM 10-Q

Securities and Exchange Commission

Washington, D. C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

As of May 4, 2009, there were 47,795,290 shares of common stock, par value $.001, of the registrant issued and outstanding.

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
FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets	3

Consolidated Unaudited Statements of Operations	4

Consolidated Unaudited Statements of Cash Flows	5 - 9

Notes to Unaudited Consolidated Financial Statements	10 - 25

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2009	December 31, 2008
CURRENT ASSETS:	(unaudited)
Cash	$746,859	$1,730,361
Accounts receivable, net of $34,200 and $34,200 allowance, respectively	582,605	764,918
Prepaid expenses	91,251	37,465
Total current assets	1,420,715	2,532,744

PROPERTY AND EQUIPMENT, net	191,165	211,376
GOODWILL	20,459,669	20,459,669
DEFINITE LIFE INTANGIBLE ASSETS, net	28,125	37,500
OTHER ASSETS	4,757	4,757
Total assets	$22,104,431	$23,246,046

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$355,910	$430,169
Accrued expenses	292,885	315,742
Notes payable - current portion	1,000,000	-
Convertible Notes Payable, net of discount of $200,300 and $350,276, respectively	1,174,510	1,069,734
Deferred revenue	40,370	46,943
Total current liabilities	2,863,675	1,862,588
NOTES PAYABLE, less current portion	-	1,000,000

Total liabilities	2,863,675	2,862,588

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, 4,682 and 6,032 Series A cumulative, convertible, contingently redeemable shares issued and outstanding with liquidation preferences, respectively	5	6
Common stock, $.001 par value, 100,000,000 shares authorized, 47,204,660 and 45,713,981 shares issued and outstanding, respectively	47,205	45,714
Additional paid-in capital	70,168,343	69,994,782
Accumulated deficit	(50,974,797)	(49,657,044)
Total stockholders' equity	19,240,756	20,410,419
Total liabilities and stockholders' equity	$22,104,431	$23,246,046

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2009	2008
REVENUE
Software	$164,208	$253,665
Healthcare	691,827	1,013,131
Media Services	322,538	401,681
Total Revenue	1,178,573	1,668,478
COST OF GOODS SOLD
Software	69,006	89,537
Healthcare	458,171	580,866
Media Services	277,115	331,234
Total Cost of Goods Sold	804,291	1,001,637
Gross Profit	374,282	666,841
OPERATING EXPENSES
Selling expenses	227,777	224,743
General and administrative	976,100	1,260,265
Consulting fees	294,540	1,168,320
Research and development	6,218	35,253
Total Operating Expenses	1,504,635	2,688,581
LOSS FROM OPERATIONS	(1,130,353)	(2,021,740)

OTHER INCOME (EXPENSE):
Extension of convertible notes payable	-	(263,483)
Interest income	1,320	35,272
Interest expense	(190,842)	(394,948)
Other income (expense)	2,122	449
Total Other Income (Expense)	(187,400)	(622,710)
LOSS BEFORE INCOME TAXES	(1,317,753)	(2,644,450)
CURRENT INCOME TAX EXPENSE	-	-
DEFERRED INCOME TAX EXPENSE	-	-
NET LOSS	$(1,317,753)	$(2,644,450)

PREFERRED DIVIDENDS:
Accrued dividend	-	(107,380)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(1,317,753)	(2,751,830)

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	$(0.03)	$(0.06)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	46,821,762	43,682,477

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(1,317,753)	$(2,644,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	149,977	368,563
Compensation for extension of notes payable	-	263,483
Stock for non cash expenses	100,974	724,808
Non-cash compensation - options issued	23,970	157,516
Non-cash interest expense on notes payable	4,907	1,592
Depreciation and amortization expense	34,751	65,282
Change in assets and liabilities:
Accounts receivable	182,314	44,752
Prepaid expenses	(53,786)	(14,300)
Accounts payable	(74,259)	(181,079)
Accrued expense	(22,858)	(104,092)
Deferred revenue	(6,573)	(5,783)
Net Cash Used in Operating Activities	(978,336)	(1,323,708)

Cash Flows from Investing Activities:
Purchase of property & equipment	(5,166)	(68,715)
Acquisition of PNPP	-	(6,264)
Acquisition of iClipx	-	(12,500)
Net Cash Used in Investing Activities	(5,166)	(87,479)

Cash Flows from Financing Activities:
Payments on capital lease	-	(9,875)
Payments on note payable	-	(11,373)
Net Cash Provided by (Used in) Financing Activities	-	(21,248)

Net Increase (Decrease) in Cash	(984,502)	(1,432,435)
Cash at Beginning of Period	1,730,361	6,036,209
Cash at End of Period	$746,859	$4,603,774
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$21,904	$3,687
Income taxes	$-	$-

(Continued)

See accompanying notes to unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2009:

On January 14, 2009, the Company issued 1,250,000 common shares upon notice of conversion of 1,250 shares of Series A Preferred Stock.

On January 15, 2009, the Company issued 50,000 common shares upon the exercise of options valued at $35,000 to consultants for services rendered.

On February 5, 2009, the Company issued 25,037 common shares in payment of a $22,600 note payable and $2,437 of accrued interest.

On February 17, 2009, the Company issued 20,000 common shares upon the exercise of options valued at $12,600 to consultants for services rendered.

On February 17, 2009, the Company issued 50,000 restricted common shares valued at $31,500 for consulting services.

On February 18, 2009, the Company issued 25,071 common shares in payment of a $22,600 note payable and $2,471 of accrued interest.

On March 4, 2009, the Company issued 45,571 common shares upon the exercise of options valued at $21,874 to consultants for services rendered.

On March 30, 2009, the Company issued 100,000 common shares upon notice of conversion of 100 shares of Series A Preferred Stock.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2009, and the results of operations and cash flows for the periods ended March 31, 2009 and 2008 have been made.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The consolidated financial statements are consolidated and included the accounts of Wizzard and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

Reclassification – The financial statements for the period ended prior to March 31, 2009 have been reclassified to conform to the headings and classifications used in the March 31, 2009 financial statements.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2009, the Company had cash balances of $264,315 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2009 and December 31, 2008, the Company has an allowance for doubtful accounts of $34,200 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2009 and 2008, the Company had no change to the allowance for bad debt.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $24,708 and $51,100 for the three months ended March 31, 2009 and 2008, respectively.

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

 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment. Provisions are recorded for bad debts and at March 31, 2009 and 2008 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

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

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs, and amount to $6,218 and $35,253, respectively for the three months ended March 31, 2009 and 2008.

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 8.

During the periods presented in the accompanying consolidated financial statements, the Company has granted options under its 2005, 2007 and 2008 defined stock option plans. The Company accounts for options in accordance with the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R.  Non-cash compensation cost of $23,970 and $157,516 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the three months ended March 31, 2009 and 2008, respectively. Non-cash compensation cost of $69,474 and $136,920 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the three months ended March 31, 2009 and 2008.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has current liabilities in excess of current assets, incurred significant losses and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings and by substantially increasing sales.  There is no assurance that the Company will be successful in achieving profitable operations.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	March 31, 2009	December 31, 2008

Furniture, fixtures and equipment	2-10 yrs	$381,721	$376,556
Production molds	3 yrs	47,710	47,710
Software	2-5 yrs	11,964	11,964
		441,395	436,230
Less: Accumulated depreciation		(250,230)	(224,854)
Property & equipment, net		$191,165	$211,376

Depreciation expense for the three months ended March 31, 2009 and 2008 was $25,376 and $14,583, respectively.

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

Intangible Assets – The Company’s definite life intangible assets consist of a non-compete agreement which is amortized on a straight-line basis over its estimated useful life.  Amortization expense of $9,375 and $42,708 was recorded for the three months ended March 31, 2009 and 2008, respectively.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS (Continued)

The following is a summary of goodwill:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2009	2008

Goodwill at beginning of period	$20,459,669	$20,724,986

Goodwill from acquisition of iClipx	-	190,900

Milestone payment in connection with the acquisition of Switchpod	-	98,000

Goodwill from incentive - Switchpod	-	150,000

Goodwill from acquisition of Webmayhem Inc.	-	(270,997)

Goodwill from acquisition of PNPP	-	5,680

Impairment of goodwill	-	(288,900)

Goodwill at end of period	$20,459,669	$20,459,669

NOTE 5 - NOTES PAYABLE

On October 27, 2006, the Company closed a Subscription Agreement by which three institutional investors purchased a) a 5% convertible notes payable having a total principal amount of $2,375,000, convertible into  common shares of the Company at $2.00 per share and maturing April 27, 2008; b) Class A Warrants to purchase a total of 593,750 shares of common stock, at $2.50 per share, exercisable for three years, and c)Class B Warrants to purchase a total of 1,187,500 shares of common stock at $2.00 per share, exercisable until 180 days after the effective date of the Registration Statement. As the conversion price for the note was below the fair value of the common stock on the date issued, the Company recorded a discount on the note for beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5. The fair value of the beneficial conversion feature and Class A and Class B warrants were reduced on a pro-rata basis to the $2,375,000 proceeds received from the subscription and recorded as a discount against the note.  The $968,000 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of March 31, 2009, the Company has amortized $2,375,000 of the discount.  On March 15, 2008, the Company issuance of 400,000 warrants to extend the maturity date of three notes payable to April 28, 2009.  On November 7, 2008, the maturity date of one note payable was extended to October 15, 2009.

The Class A Warrants and Class B Warrants were valued using the Black-Scholes pricing model using the following weighted average assumptions 77.19% volatility, 1.33 years expected life, 5.08% risk free interest rate and expected dividend yield of zero.

On November 28, 2008, the Company changed the conversion price of the 5% Convertible Notes Payable from $2.00 per share to $1.00 per share.  As the conversion price for the note was at the fair value of the common stock on the date of the change, the Company recorded a $420,885 discount on the note for beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5.  As of March 31, 2009, the Company amortized $220,585 of the discount, with the remaining $200,300 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE (Continued)

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

NOTE 6 - LEASES

Operating Lease - The Company leases office space, in Pittsburgh, Pennsylvania, on a month to month basis for $4,231 a month. The Company leases additional office space in Casper, Wyoming from the former owner of Interim Healthcare of Wyoming, Inc., on a month to month basis for $4,750 a month.  The Company leases space in Hollywood California, for $1,903 a month through May 2009. The Company further leases space in Billings, Montana for of $1,350 a month through February 2011.

NOTE 7 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of March 31, 2009, the Company had 4,682 Series A Preferred shares issued and outstanding. The Series A Preferred shares have no voting rights, with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Preferred shares, dividends, and any damages are convertible into common shares at $1.00 per common shares.

On December 2, 2008, the Company amended the Series A Preferred Stock effectively reducing the conversion price to common stock from $2.05 per share to $1.00 per share, eliminating future cumulative dividends.   A liquidating dividend of $1,981,286 was recorded upon amendment of the Series A Preferred shares and reflected in the December 31, 2008 Consolidated Statement of Operations.

Holders of the Preferred Stock were entitled to receive cumulative dividends of 7% per annum for the first two years after issuance of the Preferred Stock and 18% per annum thereafter, payable on January 1 and July 1, beginning on January 1, 2008, either in cash or, at the Company’s option, in shares of the Company’s common stock until the dividend was eliminated in connection with the decrease in the conversion price.

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

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value.  As of March 31, 2009, the Company had 47,204,660 common shares issued and outstanding.

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

On February 5, 2009, the Company issued 25,037 common shares in payment of a $22,600 note payable and $2,437 of accrued interest.

On February 17, 2009, the Company issued 20,000 common shares upon the exercise of options valued at $12,600 to consultants for services rendered.

On February 17, 2009, the Company issued 50,000 restricted common shares valued at $31,500 for consulting services.

On February 18, 2009, the Company issued 25,071 common shares in payment of a $22,600 note payable and $2,471 of accrued interest.

On March 4, 2009, the Company issued 45,571 common shares upon the exercise of options valued at $21,874 to consultants for services rendered.

On March 30, 2009, the Company issued 100,000 common shares upon notice of conversion of 100 shares of Series A Preferred Stock.

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

NOTE 8 – STOCK OPTIONS AND WARRANTS

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a 2008 Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 400,000.  At March 31, 2009, 149,429 options were available to be granted under the 2008 Key Employee Plan.  During the three months ended March 31, 2009, the Company granted 125,571 options.

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan"). Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Plan may not exceed 200,000.  At March 31, 2009, 25,000 options were available to be granted under the 2008 Plan.  During the three months ended March 31, 2009, the Company granted no options.

2007 Key Employee Stock Option Plan - During 2007, the Board of Directors adopted a 2007 Key Employee Stock Option Plan ("2007 Key Employee Plan").  Under the terms and conditions of the 2007 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Key Employee Plan may not exceed 200,000.  At March 31, 2009, no options were available to be granted under the 2007 Key Employee Plan.  During the three months ended March 31, 2009, the Company granted no options.

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan"). Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000.  At March 31, 2009, 3,245 options were available to be granted under the 2007 Plan.  During the three months ended March 31, 2009 and 2008, the Company granted 0 and 56,500 options, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

2005 Stock Option Plan - During 2005, the Board of Directors adopted a Stock Option Plan ("2005 Plan"). Under the terms and conditions of the 2005 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2005 Plan may not exceed 220,000.  At March 31, 2009, total options available to be granted under the 2005 Plan totaled 95.  During the three months ended March 31, 2009, the Company granted no options.

The fair value of option grants during the three months ended March 31, 2009 and 2008 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the three months ended March 31, 2009 and 2008 were as follows:

	2009	2008
Dividend yield	N/A	0%
Expected life	N/A	4 yrs
Expected volatility	N/A	85.6%
Risk-free interest rate	N/A	2.80%

A summary of the status of options granted at March 31, 2009, and changes during the period then ended are as follows:

	For the Three Months Ended
	March 31, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	742,500	$2.15	5.2 years	$-
Granted	125,571	-	-	100,974
Exercised	(125,571)	-	-	-
Forfeited	(135,000)	2.34	-	-
Expired	-	-	-	-
Outstanding at end of period	607,500	2.11	6.5 years	-
Vested and expected to vest in the future	597,500	2.12	6.6 years	-
Exercisable at end of period	597,500	2.12	6.6 years	-
Weighted average fair value of options granted	607,500	$2.11	6.5 years	$-

The Company had 105,000 non-vested options at the beginning of the period with a weighted average exercise price of $2.10.  At March 31, 2009 the Company had 10,000 non-vested options with a weighted average exercise price of $1.40.

The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $100,974 and $136,920, respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2009 (for outstanding options), less the applicable exercise price.

During the three months ended March 31, 2009 and 2008, the Company recorded $23,970 and $157,516 of non-cash compensation expense related to the vested stock options issued to employees.

For the three months ended March 31, 2009 and 2008, the Company recorded non-cash compensation cost of $100,974 and $136,920 for vested and exercised options issued to employees and consultants.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

Warrants - A summary of the status of the warrants granted is presented below for the three months ended:

	March 31, 2009		March 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,336,351	$2.62	4,123,851	$2.42
Granted	-	-	400,000	2.85
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	3,336,351	$2.62	4,523,851	$2.46

On March 15, 2008, the Company issuance of 400,000 warrants to extend the maturity date of three notes payable to April 29, 2009.  The Company recorded a $263,483 non-cash expense related to the Fair Market Value of the 400,000 warrants.

NOTE 9 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months
	Ended March 31,
	2009	2008
Net loss (numerator)	$(1,317,753)	$(2,644,450)
Accrued dividend	-	(107,380)
Net loss available to common shareholders (numerator)	$(1,317,753)	$(2,751,830)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	46,821,762	43,682,477

At March 31, 2009, the Company had 3,336,351 warrants outstanding to purchase common stock of the Company at $2.05 to $2.85 per share, the Company had 607,500 options outstanding to purchase common stock of the Company at $1.59 to $2.89 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 1,374,810 shares of common stock, [See Note 5], and a 7% cumulative Series A Preferred shares wherein the holder could convert the note into a minimum of 4,682,000 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at March 31, 2009 operating loss carryforwards of approximately $29,300,000 which may be applied against future taxable income and which expires in various years through 2029.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $12,900,000 as of March 31, 2009, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the three months ended March 31, 2009 approximated $497,000.

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

The following is a summary of the Company’s operations by segment for the three months ended March 31, 2009 and 2008: (in thousands)

	2009				2008
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$164	$323	$691	$1,178	$254	$402	$1,013	$1,669
Cost of sales	69	277	458	804	90	331	581	1,002
General and administrative	443	328	205	976	620	409	228	1,257
Consulting	256	30	9	295	925	230	16	1,171
Selling	29	185	14	228	59	155	11	225
Research and development	-	6	-	6	34	1	-	35
Compensation for re-pricing/extension of warrants	-	-	-	-	263	-	-	-
Other income	3	-	1	4	33	3	3	39
Interest expense	191	-	-	191	395	-	4	662
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(821)	$(503)	$6	$(1,318)	$(2,099)	$(721)	$176	$(2,644)

Total assets	1,326	18,692	2,086	22,104	6,167	18,658	2,146	26,791
Depreciation	6	15	4	25	8	4	10	22

NOTE 13 - SUBSEQUENT EVENT

On April 13, 2009, the Company issued 66,595 common shares upon the exercise of options valued at $45,950 to consultants for services rendered.

On April 13, 2009, the Company issued 78,643 common shares in payment of $36,962 of accrued interest.

On April 13, 2009, the Company issued 500,000 common shares upon notice of conversion of 500 shares of Series A Preferred Stock.

On April 27, 2009, the maturity dates of two 5% convertible notes payable were extended to October 15, 2009.

On April 29, 2009, the Company issued 38,334 common shares in payment of $21,084 of accrued interest.

Item 2.   Management's Discussion and Analysis.

Highlights of First Quarter, 2009

Our business, for the last thirteen years, has been focused on the speech recognition technology industry.  As a result of our commitment to speech technologies, we have been able to position ourselves as a leader in the fastest growing digital media aggregation, syndication and monetization industry currently taking shape on the Internet. Below is an update of our entire business, from our most recent entry into digital media where we expect most of our future growth to occur, to our legacy businesses of offering core speech engine tools for software developers and technology solutions for the healthcare industry.  Currently, our healthcare operations make up 59% of our revenue, but we expect our digital media publishing business to become our largest revenue generator at some point in 2009 or early 2010, and provide the largest revenue growth in the future.  We believe this due to the size of our digital media operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through advertising and sales.  The network growth of our media operation has occurred faster than initially expected and it is Management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and advertisers and audiences showing increased interest in the medium.  At this time, paid search advertising is the largest and most profitable segment of the internet advertising industry (Google, Yahoo, etc), but Management believes the digital media advertising segment has the potential over the next five years to grow into the largest segment of the Internet advertising industry.  Wizzard believes that our network and relevance in our industry will continue to grow by leaps and bounds and that Wizzard is positioned to be one of the leading companies in the digital media monetization business.

1.     WIZZARD MEDIA

Wizzard Media is the two-year old division for our digital media business.  Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS as a distribution method.  The Wizzard Network received over 2.2 billion download requests for shows over the last two years from over 50 million unique audience members.  In the first quarter of 2009, the Wizzard Network received 380,124,773 download requests for episodes vs. approximately 275,000,000 download requests in the first quarter of 2008, an increase of 38%. Wizzard's publishing platform grew by over 3,000 new podcast shows in the first quarter of 2009 versus 1,268 in the first quarter of 2008.  The audience consuming podcasts from the Wizzard Network grew from 15 million unique audience members at the end of 2008 to 18.3 million uniques over the course of the first quarter of 2009.  The total number of active episodes for the shows on the Wizzard Network grew from 609,000 as of the end of the fourth quarter of 2008 to 667,000 in 2009, an increase of approximately 57,000 episodes available for immediate distribution. With the continuing success of Apple's iPod, iPhone and Apple TV, along with RSS aggregators from Adobe and others, Wizzard expects the number of content publishers using our service and the number of consumers watching the shows we distribute to continue to grow on an annual basis.  The total number of episodic digital shows published through Wizzard Media grew to over 20,000 in 2009.  Wizzard's LibsynPRO Enterprise service grew to 91 networks in 2009, up from less than 35 in the first quarter of 2008.  Management believes that Wizzard Media offers the best podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service offered and expects to see revenue growth from these services in the second and third quarter of 2009.  In the first quarter of 2009, our total publishing service revenue, including data transfer, was $239,456.  Wizzard continues to receive positive feedback from major media publishers for our LibsynPRO Enterprise publishing platform.  As Wizzard Media derives a portion of its revenues through data transfer from PRO customers, operating a feature rich version of the PRO publishing platform provides Management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business.  Through the first quarter of 2009, revenue from data transfer alone totaled $42,550.  Below is a more detailed breakout of the information above.

     Wizzard Media - Distribution

In the first quarter of 2009 the Wizzard Network received 380,124,773 download requests for podcast episodes vs. approximately 275,000,000 download requests in the first quarter of 2008, from a wide variety of distribution outlets to which Wizzard syndicates content.  The Wizzard Media network received over 4,223,609 requests for podcasts per day in the first quarter of 2009.  Our network averaged over 18.3 million unique people around the world in the first quarter of 2009, up from 15 million people at the end of the fourth quarter of 2008, creating what Management believes is a strong media asset and a very compelling platform for advertising and marketing.  Download requests are calculated by counting the number of shows requested for download by audience members using sophisticated in-house filters and third party measurement services.  Wizzard works to generate revenue by inserting advertisements in the shows in partnership with the show’s publishers.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Wizzard’s third party advertising partners and its in-house advertising sales team to fill.

Currently, Wizzard Media distributes digital shows for our producers to a variety of web portals and content aggregators (approximately 27 in all), for both download and video streaming, including: Wizzard.tv, Veoh.com, Apple TV (Featured Provider), iTunes (Featured Provider), YouTube (Partner Channel), Google (Affiliate Network), Adobe Media Player, Daily Motion (Featured Channel), Zune Marketplace and MySpace (Featured Channel).  In the first quarter of 2009, Wizzard added SevenLoad and MySpace to its distribution points.  Some of these channels were created solely to expand audience reach for our publishers and some to expand audience reach and generate revenues for Wizzard and our publishers through ad sales by the 3rd party portal’s advertising sales team. Approximately 70% of the shows Wizzard distributes reaches audiences using Apple’s iTunes platform which includes iTunes on the computer, iPod, Apple TV and the iPhone.  It is Management’s opinion that the Wizzard Network’s substantial presence in the iTunes Podcast Store is one of the Company’s most valuable assets as consumers using iTunes are early adopters and spend money regularly on digital media.   We believe this provides Wizzard with a unique offering for advertisers seeking that type of consumer and provides Wizzard with other monetization opportunities for its publishers of digital media.

In the first quarter of 2009, Wizzard focused its 3rd party video streaming distribution efforts on our revenue sharing partnership channels with YouTube and MySpace.  Management determined that it was in the Company’s best interest to focus the majority of our 3rd party distribution efforts on two large platforms in terms of audience reach and the third party’s ability to bring advertisements to their own video site.  Wizzard Management believes it will be able to report the success of this new focus on the two largest video portal relationships once it has received its first set of reports from these partners during the second quarter, but we expect third party ad sales to be minimal at first as Wizzard posts new content to the partner channels and builds audiences for the various shows.

     Wizzard Media - Advertising

In the first quarter of 2009, Wizzard executed multiple national advertising campaigns for companies including Direct TV, Office Max, and US Navy.  These campaigns run across multiple shows, bringing the total number of advertising campaigns launched in 2009 to 28 with 16 different advertisers, and 9.4 million ad impressions, resulting in $75,145 in 2009 advertising revenue.  In the first quarter of 2009, Wizzard had its best quarter to date in terms of advertising impressions delivered with 9.4 million versus 8.8 million ads delivered in the fourth quarter of 2008 and 5.5 million ads delivered in the third quarter of 2008.  A portion of this increase in ad impressions is due to the Company’s recent partnership with Ando Media.  The campaigns mentioned above are a combination of brand ads sold directly by Wizzard, direct response ads and remnant ads provided by third party networks.  In the first quarter of 2009, due to the global economic recession, the majority of the ad impressions were the lower paying remnant ads provide by third party networks as brand advertisers continued to significantly reduce advertising spending across all advertising categories.  Management believes that this will revert back to a higher brand ad sales ratio as economic conditions improve.

In 2008, Wizzard launched a new technical advertising insertion system, Alchemy, able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, which can be used for multiple advertising campaigns across the Wizzard Network.  Using the new system, the Wizzard Media Network had the capability to deliver over 950,311,932 advertisements in the first quarter of 2009 if 2.5 advertisements were placed in every podcast request downloaded from the network.  In order to increase the percentage of filled advertising inventory we must continue to execute on our advertising sales strategy, integrate third party ad networks and portals and create relationships with more advertising agencies and their clients.  The advertising capabilities number mentioned above demonstrates to advertisers the reach of the Wizzard Media Advertising Network as most advertisers want to see the opportunity for large advertising campaigns when considering a new medium for their marketing plans.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor. Wizzard continues its efforts to increase advertising fulfillment with a goal to fill 20% of all available inventory for any given quarter at some point in the next year.

Client response to our advertising execution to date has been positive in Management's opinion and we continue to expand our services and brand to advertising agencies as the podcasting network of choice when considering podcast advertising.  Wizzard’s ad sales team has been aggressively courting media buyers through extensive education sessions raising awareness of digital media advertising opportunities delivered via subscribable, episodic RSS (podcast) as well as streaming via the Internet.  We have now had multiple advertisers renew campaigns with Wizzard including one advertiser that is on its fifteenth campaign demonstrating what Management believes is excellent back-end ad operational customer service on Wizzard's part and a satisfactory ROI for our clients.

As of March 31, 2009, 893 publishers have signed up for Wizzard's advertising network.  Wizzard Media currently has 22 distinct ad categories we take to market.  Our efforts to date have been focused on the top 574 shows using our publishing platform that represent 88.6% of our global download requests. Of these 574 shows, 319 have signed up for the Wizzard advertising network representing 73.6% of the most coveted traffic for advertising sales. Wizzard will continue to aggressively market our advertising network to the remaining 26% of the desired publishers not yet signed up through our Publisher Relations team.  As the number of publishers joining Wizzard’s Advertising Network grows, so does the available advertising inventory for Wizzard’s advertising sales team to sell.

Month		Potential Ad Impressions
January 2008	*	155,842,635
February 2008	*	145,449,788
March 2008		148,176,155
April 2008		142,014,592
May 2008		146,629,010
June 2008	*	134,409,515
July 2008	*	143,855,017
August 2008	*	146,070,265
September 2008		150,003,405
October 2008		163,727,852
November 2008		173,409,732
December 2008	*	179,560,792
January 2009	*	195,220,230
February 2009	*	180,530,527
March 2009		193,664,192

*

December, January and February are historically strong months for downloads. June, July and August are historically slower months for downloads.  Management believes that the above numbers demonstrate to advertisers and shareholders the reach of the Wizzard Media network as most advertisers want to see the opportunity for large advertising campaigns and shareholders want to see revenue potential.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.  Formula: Nielsen certified downloads x 2.5 (to take into account pre-roll and post-roll position, and 50% of all downloads capable of handling 1 mid-roll ad). While there can be no future pricing guarantees, the industry is currently charging, and plans to continue to charge, between $.01 and $.04 per downloaded ad.  The advertisements tend to be no longer than 15 to 30 seconds and several ads can be inserted in one average twenty-minute episode.

Nielsen Certified Downloads for Ad Network
Month		Downloads
January 2008	**	62,337,054
February 2008		58,179,915
March 2008		59,270,462
April 2008		56,805,837
May 2008		58,651,604

June 2008	**	53,763,806
July 2008		57,542,007
August 2008		58,428,106
September 2008		60,001,362
October 2008		65,491,141
November 2008		69,363,893
December 2008		71,824,317
January 2009		78,088,092
February 2009		72,212,211
March 2009		77,465,677

**

December, January and February are historically strong months for downloads. June, July and August are historically slower months for downloads. While there can be no future pricing guarantees, the industry average is $.01 and $.04 per downloaded ad.  In order to win new business, at times, our ad sales force will give first time discounts in the per download price and we will use remnant ad networks to fill unsold ad inventory which tends to have a lower per download ad price.  The advertisements tend to be no longer than 15 to 30 seconds and several ads can be inserted in one twenty-minute episode.

     Wizzard Media – Apps

In the first quarter of 2009, Management took note of the extremely successful launch of the iTunes App Store by Apple.  Apps are small software applications that users can purchase and download to their iPhone and iPod Touch mobile devices with relative ease.  There are currently over 35,000 Apps in the iPhone App Store that have been downloaded by consumers over 1 billion times in less than 10 months.  App categories include video games, sports, productivity, entertainment, education and health & fitness.  Some of these Apps are free, while some are paid.  The paid Apps range in price from $.99 to $100.00, with the average price under $4.99.  Wizzard is currently exploring the Apps market on several fronts due to the fact that approximately 70% of podcast audiences comes from the iTunes Podcast Store and Management believes this same audience makes up a portion of the consumer’s purchasing and downloading Apps from the iTunes App Store.  In fact, Wizzard is of the belief through experience in the podcasting business, knowledge of the podcasting consumer and survey results from podcast audiences, that the average podcast consumer is a ‘hard core’ iTunes platform user.  Therefore, they are more likely to have the latest iPod Touch and/or iPhone from Apple.  The average iPod Touch and iPhone user has downloaded 23 Apps according to mainstream media survey reports.  Piper Jaffray’s Financial Analyst, Gene Munster, is projecting total App Store revenue of $780 million in 2009 for Apple.  Apple retains 30% of all App sales to cover the price of running the App Store and App owners/developers receive 70% of the sales proceeds.  While Wizzard’s efforts in the App Store marketplace are still in the early stages, we believe it is an obvious expansion of our podcasting business and the three ways Wizzard believes it can generate profits through the newly launched iTunes App Store are briefly outlined below.

Sale of Custom Podcast Apps

Wizzard is in the process of creating an App for sale in the iTunes App Store that can be customized in as little as 30 minutes for each of our top podcast producers.   Podcasters would then market their very own customized App to their show’s audience, many of who are iPhone/iPod Touch users.  Management believes podcasters can be very successful marketing their own customized iPhone App to their audience, as they know their audience better than anyone else and are great influencers of their audience.  This would encourage audiences of a specific podcast to purchase the customized App for their favorite show from the iTunes App Store.  The reasons Management believes an audience member would want to purchase an App for a specific podcast are: 1) Easier access to the content.  2) Extra episodes of their favorite podcast show exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts.  4) Other benefits such as ‘flash cards’ that go along with a language learning podcast or special discounts on new products reviewed by a technology podcast exclusively for App users.

Wizzard will provide this App as a free tool to podcasters on the Wizzard Network beginning with the podcasts that have the largest audience and eventually opening it up to every podcaster on the network.  Currently, there are approximately 20,000 podcasts on the Wizzard Network and approximately 18.3 million audience members, of which approximately 70% us iTunes.  Wizzard will submit each custom App to the iTunes App Store for approval, which can’t be guaranteed and is based on Apples terms of service and approval process, and will manage the collecting of the revenue from Apple and distribution of the podcaster’s share of the revenues.  Wizzard expects to retain approximately 35% of the sale price that will range from $.99 to $2.99 in most cases.

Sale of Podcast Episodes Via Custom Podcast Apps

Once a podcaster has successfully marketed their own custom App to their audience and has created a significant install base, Management believes that from time to time the podcaster can release a special episode, in addition to their normal podcast episodes, and charge a nominal fee ($.99) for that episode to their audience via their custom App provided by Wizzard.  The technical ability to charge for episodes is being created by Apple and released to their iPhone App Store developers in July of 2009.  By having a successful, extremely easy to use (no credit card info has to be entered if they already have an iTunes account; just two clicks of a button) micropayment platform in iTunes/iPhone/iPod Touch, Management believes that podcast audiences will be willing to pay a nominal fee ($.99), from time to time, for special episodes of their favorite podcast.

Licensing and Marketing of Apps Via Podcasts

One of the most vocal complaints from iPhone App owners/developers regarding the iTunes App Store is the lack of marketing opportunities for their App within the iTunes App Store from which they are sold.  iTunes does not accept paid marketing in any fashion, unlike most traditional retail and online stores who heavily encourage in-store marketing.  As a result, the only effective way an App owner/developer can generate substantial sales for their App is by landing in a ‘Top 100 List’ maintained by the App Store and readily viewable on the iPhone and in iTunes by the App consumer.   If an App is not in the Top 100 List, or falls off the Top 100 List, sales tend to be minimal.  There are a few 3rd party iPhone ‘in App’ overlay advertising networks that give App owners/developers the opportunity to market their App in other Apps that are downloaded for free, but it is Management’s opinion, based on conversations with numerous App owners/developers as well as market research, that these ‘in App’ overlay advertising networks are not effective in terms of marketing an App and increasing sales.  As a result, due to the fact that Wizzard has access through its presence in the iTunes Podcast Store to what Management believes is the same consumer base that purchase Apps from the iTunes App Store, the Company believes it has a strong solution to a growing business problem.

Wizzard is in the early stage of licensing iPhone/iPod Apps from their owners/developers exclusively for the iTunes platform and marketing them to consumers via the podcasts Wizzard distributes through the iTunes Podcast Store in a direct response type advertising method.  Currently, Wizzard distributes over 4.2M podcasts per day and has a tremendous amount of available advertising inventory that can be used to market these licensed Apps.  Wizzard would receive approximately 50% of the revenue for every App sold through this effort.  If successful, this could cause Wizzard to become the largest ‘advertiser’ on the Wizzard Network.  If this were to occur, it could significantly enhance our podcast business as podcasters would then have a steady stream of advertisements for their show which would allow them to generate income and invest more capital into production quality, marketing and episode frequency expanding audience size and downloads.  We also believe that if we were able to assure podcast producers that Wizzard could produce a steady stream of advertisements and income, more podcast producers would be attracted to our network and pay for our podcasting services.

     Wizzard Media - Content

Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS podcasting as a distribution method. Wizzard's publishing platform grew by over 3,000 new podcast shows in the first quarter of 2009, to 20,000 vs. 1,268 new shows added in the first quarter of 2008.  The total number of active episodes for the shows on the Wizzard Network grew from 609,000 in the end of 2008 to 667,000, an increase of 58,000 episodes available for immediate distribution.  An increase in shows helps Wizzard gain additional distribution for our publishers and correlates to more downloads, larger audiences and increases our chances of securing advertisers for said shows in addition to increasing hosting/publishing revenues.  With the continuing success of Apple's iPod, iPhone and Apple TV, along with RSS aggregators from Adobe and other companies, we expect the number of publishers using our service and the number of consumers watching the shows we distribute to continue to grow in the foreseeable future.  Wizzard's LibsynPRO enterprise service grew to 91 networks as of the end of the first quarter of 2009.  We continue to see extremely positive reception by major media publishers for our LibsynPRO publishing and advertising platform.

In the first quarter of 2009 Wizzard launched new shows from Lifetime Networks, Guidepost, Get Married and Attention Span Media.  Some of the other more notable shows joining the Wizzard Media Network in the first quarter of 2009 were:

•

Friday Night Cranks – Wizzard recruited Friday Night Cranks from YouTube and convinced them to do podcasting as well.  This show is one of the fastest growing shows we’ve ever had on the Wizzard Network surpassing 100,000 downloads in its first month.   Targeted at young males.

•

Scene Unseen Movie Reviews – Is one of the largest Movie review podcasts and was recruited off network to be part of a specific advertising campaign.

•

WMMR’s Preston and Steve Podcast – Popular On-Air Morning show in Philly, this show had been hosting with us for some time and now has agreed to work with us to help bring ads to their show.

•

The GeekBox – Former Electronic Gaming Monthly / 1UP editor Ryan Scott created this podcast when Ziff Davis sold 1Up in early Jan 2009, bringing with him a large loyal fan base of young male gaming enthusiasts.

•

Pregtastic – The most popular podcast for expecting mothers joined the network in early Q1. This show is a nice fit for the other popular parenting podcasts we have on network.

•

The Public Speaker – A new podcast from the folks at QDNow (Grammar Girl), this show focuses on tips for public speaking and has already built up a great monthly audience in the low six figures.

Some of above mentioned new publishers are utilizing our media services and in turn we have the ability to bring advertising to their shows.  Others are obtaining ads themselves and utilizing our Ad Insertion and Ad Management technology, Alchemy, in addition to Wizzard having the opportunity to bring advertising to their shows.  Then, there are publishers for which we are distributing their content and in turn, we have the ability to license the content to a third party and/or bring advertising to their show.  Any revenue generated from obtaining ads or the licensing of the content will be shared with the publisher of the show.  While the addition of these new shows will have minimal impact on revenue during 2009, Management believes that by publicizing our high profile shows it lends credibility to our service and helps to attract new publishers, distribution outlets and advertisers.

     Wizzard Media - Technology

Wizzard Media's technical development team continues to make significant accomplishments in terms of maintaining and expanding our publishing platform.  In the first quarter of 2009, Wizzard’s development team released a major feature with its integration of our ad serving system, Alchemy, into the Wizzard media Flash Player.  This allows Wizzard’s ad campaigns to utilize the interactivity of the flash player to deliver ads with many benefits not available through the podcast download system including click-through interactivity and highly detailed ad delivery tracking.

Additionally, Wizzard’s development team added support for VAST standard ad systems which now allows for inline pre, post and mid roll ads, banner overlay ads, click-through support, ad countdown timer with like/dislike feedback, Neilson NetRatings tracking of the flash player and support for multiple 3rd party ad systems.

Wizzard's speech recognition system continues to process hours upon hours of digital media allowing for better discovery of content, advertising targeting and brand safety.  Below are various statistics from the speech system and its efforts of converting shows on the Wizzard Media Network to searchable text.

Wizzard Speech System for Digital Media Statistics*

Number of Total Words Captured	305,405,201
Number of Shows Transcribed	3,292
Number of Episodes Transcribed	82,236
Minutes of Processed Content	2,075,310
Number of Unique Words Captured	33,476

*as of May 12, 2009

2.     SPEECH TECHNOLOGY & SERVICES GROUP

Wizzard Software's legacy Speech Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T, as well as through our own Internet marketing efforts through Google, Yahoo and other major Internet search engines.  In the first quarter of 2009 Wizzard revamped its Internet marketing efforts through major search engines and continues to modify it on a quarterly basis.  This new revamped effort should result in increased business leads for our speech products and services.

In the first quarter of 2009, our T&S Group saw a decrease in revenue over the first quarter of 2008 as a result of customers delaying purchases due to the severe global economic recession.  Additionally, some customers delayed the purchase of our top selling product, AT&T Natural Voices Text To Speech, choosing to wait until Wizzard released a new version of the product in the end of the first quarter of 2009.  As a result of the new product launch, it is Management’s opinion that business for our speech products will pick up in the third and fourth quarters of 2009, assuming the global recession does not continue beyond such time.  The T&S Group continues to focus its efforts on core assistive application, website audio and alert systems.  The website audio file distribution category currently shows the most promise for expanded business going forward.

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

3.   HEALTHCARE

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for fifteen years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 59% for the first three months of 2009, from its home healthcare and staffing operations.  As is the case with most industry segments, the medical industry felt the slowing of the economy in the first quarter of 2009.   As a result, our staffing business in Billings, Montana has experienced a significant decrease in utilization of our services from the hospitals and nursing homes.  This has been driven by a decrease in the census (number of patients) utilizing these facilities.  We are taking the necessary steps to position ourselves in preparation of an upturn in the census for these facilities as the economy recovers resulting in an increase in the use of our services. At the same time our home healthcare services continues to be strong and provided a consistent stream of revenue during the first quarter of 2009.

In Casper, we hired a new Administrator, who came with a diverse background in the healthcare industry. Our Casper location continues to provide home care and staffing services.  We have established a strong management team and are looking forward to the benefits of having a tenured team leading the efforts in Casper.  Casper staffing is exploring the potential of new facilities for use of supplemental services.   Additionally, we hired a full-time Physical Therapist, which will help to stabilize that line of service, as well as our procedures and processes for administering our clients with physical therapy needs and should result in increase revenue during the second quarter of 2009.

Our home healthcare business continues to be a strong revenue generator for our Company as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.  Although this has been a gradual process, we believe that we are building a solid business that will offer a complimentary package of new technology and traditional services. Recruiting and retaining nurses continues to be one of the biggest challenges for our home healthcare business in our Casper location, and we plan to continue our aggressive marketing efforts to satisfy our customers' demands.

Results of Operations

Three Months Ended March 31, 2009 and 2008.

During the first quarter ended March 31, 2009, Wizzard recorded revenues of $1,178,573, a 29% decrease from revenues of $1,668,478 in the first quarter of 2008. The decrease for the first quarter of 2009 reflects a decrease in revenue over all segments due in most part to the significant drop in the economy, but primarily to a decrease in our staffing revenues within our home healthcare subsidiary in Billings, Mt., as hospitals and other healthcare facilities that utilize our services experienced a much greater decrease in patients than other areas of the country.  We also experienced softness with customers delaying the purchase of Speech Software and usage of licensing with the economy slowing and a cut back in spending.

Cost of goods sold totaled $804,291 in the first quarter of 2009, versus $1,001,637 in the first quarter of 2008.  This decrease of 20% is a direct result of the decrease in sales of our products and services during the first quarter of 2009 due to the economic recession.  Wizzard posted a gross profit of $374,282 during the first quarter of 2009, versus a gross profit of $666,841 in the first quarter of 2008, a decrease of 44%.

In the first quarter ended March 31, 2009, operating expenses totaled $1,504,635 which was a 44% decrease from operating expenses of $2,688,581 in the first quarter of 2008.  Broken down by line item our operating expenses were:

Selling expenses in the first quarter of 2009 were $227,777 versus $224,743 in 2008, representing a 1% increase over prior year.

General and administrative expenses were $353,670 in 2009 versus $497,320 in 2008, a decrease of 29%, due to measures taken within our Media business segment to reduce costs.  Salaries, wages and related expenses decreased to $622,430 in 2009 from $762,945 in 2008, a decrease of 18%, driven by an effort to reduce overhead costs within our Media business segment.  Consulting fees decreased to $294,500 in 2009 from $1,168,320, a decrease of 75% due to the price of the stock for consultants that were paid in stock and the decrease in the use of consultants 2009 versus 2008.  Also, we have made a transition to using employees instead of consultants.  Research and Development expenses in the first quarter were $6,218 versus $35,253 in 2008.

Our efforts over the last two quarters to streamline operations, control spending, decrease the use of consultants and re-structure certain financial instruments reduced our cash spending by approximately $600,000 per quarter.

Other expenses of $187,400 versus $622,710 in the first quarter of 2008 consisted primarily of interest expense.  This decrease is due to recording $263,483 of non-cash interest expense for issuance of warrants during the first quarter of 2008, and $368,563 of non-cash interest expense for the accretion of the discount on notes payable during the first quarter of 2008 versus $149,977 during the first quarter of 2009.

Wizzard's net loss available to common shareholders was $1,317,753, or $0.03 per share, in the quarter ended March 31, 2009.  This represents a 52% decrease from our net loss of $2,751,830, or $0.06 per share, in the first quarter of 2008. During the first quarter of 2009, non-cash expenditures totaled $314,579, an 80% decrease from non-cash expenditures of $1,581,244 in the first quarter of 2008.

The following is a summary of non-cash expenditures:

	For the Three
	Months Ended
	March 31,
	2009	2008
NON-CASH EXPENDITURES
Amortization of discount on notes payable	149,977	368,563
Re-pricing and extension of warrants	-	-
Stock option grants	23,970	157,516
Depreciation and amortization expense	34,751	65,282
Interest expense paid with stock	4,907	1,592
Issuance of warrants to extend notes	-	263,483
Non-cash expense	213,605	856,436
Expenditures paid with issuance of stock	100,974	724,808
Total non-cash expenditures	314,579	1,581,244

Liquidity and Capital Resources.

Cash on hand was $746,859 at March 31, 2009, a decrease of $984,502 over the $1,730,361 on hand at December 31, 2008.  Cash used in operations for the three months ended March 31, 2009, was $978,336, a decrease of 26% over the $1,323,708 cash used in operations for the three months ended March 31, 2008.  Cash used in investing activities of $5,166 was for the purchase of equipment during the three months ended March 31, 2009.

Cash used in financing activities was $21,248 which was used for payment of the capital lease and note payable during the three months ended March 31, 2008.  In the first three months of 2009, the Company used $0 cash for financing activities.

The Company used common stock to pay $100,974 in consulting services during the three months ended March 31, 2009. In doing so, management believes we have conserved Wizzard's cash liquidity for operational and expansion purposes.

The Company believes it is still in the early stages of the new and developing digital media publishing services, and estimates it will require approximately $250,000 per month to maintain current operations and grow our digital media business.

The Company will have the right to force conversion of all or part of the outstanding Preferred Stock, plus all accrued but unpaid dividends and liquidated damages due with respect to the Preferred Stock if, after the two-year anniversary of the effectiveness of the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 26, 2007, and amended on August 28, 2007, the price of the Company’s common stock exceeds $6.15 for 10 consecutive trading days and the volume for each such trading day exceeds 100,000 shares of common stock.

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

The following table reflects our contractual obligations as of March 31, 2009:

Contractual Obligations		Less than	1-3
	Total	1 Year	Years
Guaranteed Royalty	$405,000	$280,000	$125,000
Long-Term Obligations(1)	2,174,510	2,174,510	-
Rent	34,950	20,100	14,850
Total	$2,614,460	$2,474,610	$139,850

(1)   Includes the long term notes payable held by three institutional investors.  The obligations are convertible into common stock at $1.00 per share and total $1,174,510.

The global credit market crisis, increased unemployment, the continued reductions in U.S. housing values, the volatility in the price of oil, the recession in the United States and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment. The ability to execute capital market transactions or sales of assets was extremely limited, and home healthcare and media sales in North America and throughout the world contracted severely. Our liquidity position, as well as our operating performance, was negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond our control. We do not believe it is likely that these adverse economic conditions, and their effect on the media and healthcare industries, will improve significantly in 2009, notwithstanding the unprecedented intervention by governments in the United States and other countries in the global banking and financial systems.

We have taken far reaching actions to restructure our business, but the effects of current global economic and credit market conditions on the advertising and healthcare industries require that we obtain additional near-term liquidity support. Based on our estimated cash requirements through December 31, 2009, we do not expect our current operations to generate sufficient cash flow to fund our obligations as they come due, and we do not currently have other traditional sources of liquidity available to fund these obligations. As a result, we must continue to attempt to raise working capital, as we have for the last several years.

We are currently contemplating capital market activities and potential asset sales, both to conserve cash and to generate incremental cash flow.  While we believe we can be successful in raising new working capital, capital market activities will be challenging given the current business and credit market environments and may be dilutive to current shareholders. The effect of any of these potential actions will not be realized until the second quarter of 2009 or later, even if they are implemented successfully.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by our plans. The uncertainty of successful execution of our plan, among other factors, raises substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4T. Controls and Procedures.

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

As of March 31, 2009, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Risks relating to our business and our common stock are described in Item 1A of our Annual Report on Form 10-K for the calendar year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009.  During the quarterly period ended March 31, 2009, there were no material changes in these risk factors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the three month period ended March 31, 2009, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description
John Acunto	2-17-09	50,000	Services Rendered

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

(a)   None, not applicable

(b)  During the quarterly period ended March 31, 2009, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

31.1 - 302 Certification of Christopher J. Spencer

31.2 - 302 Certification of John Busshaus

32 - 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date:	5/15/09	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	5/15/09	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	5/15/09	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	5/15/09	/s/ David Mansueto
David Mansueto
Director

Date:	5/15/09	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	5/15/09	/s/ Douglas Polinsky
Douglas Polinsky
Director