Form 10-K/A
period 2008-12-31
WIZZARD SOFTWARE CORP /CO
filed 2009-06-02
CIK 1074909

U. S. Securities and Exchange Commission

Washington, D. C.  20549

FORM 10-K-A1

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

The quarterly high and low closing bid prices for our shares of common stock since public trading of these shares for the last two years are as follows:

	Low	High
Fiscal Year 2008 (1)
Fourth quarter (1)	$0.66	$1.30
Third quarter (1)	$1.08	$1.75
Second quarter (1)	$1.60	$2.34
First quarter	$(1) 2.05	$(2) 3.00

Fiscal Year 2007 (2)
Fourth quarter	$2.22	$2.91
Third quarter	$2.25	$2.98
Second quarter	$2.08	$2.74
First quarter	$2.45	$3.37

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled “Item 6. Selected Financial Data” and the consolidated financial statements and related notes included in this Form 10-K-A1.

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

Critical Accounting Policies and Estimates

Revenue Recognition- Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104.

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

Accounts Receivable– We evaluate the creditworthiness of our customers based on their financial information, if available, information obtained from suppliers and past experiences with customers.  In some instances, we require new customers to make prepayments.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. We established an allowance for doubtful accounts of $34,200 and $17,562 at December 31, 2008 and 2007, respectively.

Goodwill and Definite-life intangible assets- Goodwill represented the excess of costs over the fair value of the identifiable net assets of businesses acquired in the purchase of Interim Healthcare of Wyoming, Webmayhem Inc. and Professional Nursing Personnel Pool. See Note 5 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding these acquisitions.  The Company accounts for Goodwill and definite-life intangible assets in accordance with provisions of Statement of Financial Accounting Standards "SFAS" No. 142, "Goodwill and Other Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the assets has decrease below its carrying value in accordance with the provisions of SFAS No. 142.  Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment.  SFAS No. 142 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Stock-based compensation- Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R), ‘‘Share-Based Payment, revised 2004’’ (‘‘SFAS No. 123R’’). The Company adopted the standard by using the modified prospective method provided for under SFAS No. 123R. SFAS No. 123R, which revised SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS No. 123’’), requires that the cost resulting from all share-based payment transactions be measured at fair value and recognized in the financial statements. Compensation cost is recognized on a straight line basis over the requisite service period for the entire award and included in general and administrative expense. The amount of compensation cost recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. For the year ended December 31, 2008, the Company recorded stock-based employee compensation expense of $470,878 and stock –based compensation expense to employee and consultants of $246,290 for options that were issued and immediately exercised. The remaining estimated pretax amortization on unvested options of approximately $24,622 will be recognized through April 2009.

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

Safe Harbor Statement.

Statements made in this Form 10-K-A1 which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Wizzard, including, without limitation, (i) our ability to gain a larger share of the speech recognition software industry, our ability to continue to develop products acceptable to that industry, our ability to retain our business relationships, and our ability to raise capital and the growth of the speech recognition software industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization- Wizzard Software Corporation ["Parent"], a Colorado corporation, was organized on July 1, 1998.  The Company operates in three segments, Software, Healthcare and Media Services.  The Software segment engages primarily in the development, sale, and service of custom and packaged computer software products. The Media Services provides podcast hosting, content management tools and advertising services.  The Healthcare segment operates primarily in the home healthcare and healthcare staffing services in Wyoming and Montana.  On September 8, 2005, Parent purchased all of the issued and outstanding shares of Interim Healthcare of Wyoming, Inc. ["Interim"], a Wyoming corporation, in a transaction accounted for as a purchase.  On February 27, 2007, Parent organized Wizzard Acquisition Corp., a Pennsylvania corporation, to acquire and dissolve into the operations of Webmayhem, Inc. [Libsyn], a Pennsylvania corporation, in a transaction accounted for as a purchase.  On April 3, 2007, Interim purchased the operations of Professional Personnel, Inc., d.b.a., Professional Nursing Personnel Pool [“PNPP”].  On January 10, 2008, Wizzard purchased the operations of Skip Fredericks and iClipx.

Consolidation- The financial statements presented reflect the accounts of Parent, Libsyn and Interim.  All significant inter-company transactions have been eliminated in consolidation.

Accounting Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management made assumptions and estimates for determining reserve for accounts receivable, obsolete inventory and in determining the impairment of goodwill.  Actual results could differ from those estimated by management.

Reclassification– The financial statements for the period ended prior to December 31, 2008 have been reclassified to conform to the headings and classifications used in the December 31, 2008 financial statements.

Cash and Cash Equivalents– The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At December 31, 2008, the Company had cash balances of $1,050,476 in excess of federally insured limits.

Accounts Receivable- Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2008 and 2007, the Company has an allowance for doubtful accounts of $34,200 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2008, 2007 and 2006, the Company adjusted the allowance for bad debt by $16,638, $0 and $(57,176), respectively.

Depreciation- Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Goodwill and Definite-life intangible assets- Goodwill represented the excess of costs over the fair value of the identifiable net assets of businesses acquired.  The Company accounts for Goodwill and definite-life intangible assets in accordance with provisions of Statement of Financial Accounting Standards "SFAS" No. 142, "Goodwill and Other Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment. SFAS No. 142 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Software Development Costs- We account for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet our internal needs in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketedand Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. We have determined that technological feasibility for our products to be marketed to external users was reached shortly before the release of those products. As a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. In addition, costs incurred during the application development stage for software programs to be used solely to meet our internal needs were not material.

Loss Per Share- The Company computes loss per share in accordance with Statement of Financial Accounting Standards "SFAS" No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 12).

Income Taxes- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."  This statement requires an asset and liability approach for accounting for income taxes.(see Note 10)

Fair Value of Financial Instruments- The fair value of cash, accounts receivable, note receivable, accounts payable and notes payable are determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due to their short-term maturities.

Advertising Costs- Advertising costs are expensed as incurred and amounted to $195,655, $304,305and $122,341 for the period ending December 31, 2008, 2007 and 2006, respectively.

Revenue Recognition- Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104.

Software- The Company sells packaged and custom software products and related voice recognition product development consulting.

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

Healthcare- The Company recognizes revenue from the providing of healthcare services when the services are provided and collection is probable.

Media Services– Digital media publishing services are billed on a month to month basis.  The Company recognizes revenue from providing digital media publishing services when the services are provided and when collection is probable.  The Company recognizes revenue from the insertion of advertisements in digital media, as the digital media with the advertisement is downloaded and collection is probable.

Research and Development Cost- The Company expenses the cost of developing new products as incurred as research and product development costs, which totals $66,825, $210,397 and $76,150 for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

Stock Options- The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 9.  Prior to January 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for awards made under the Company’s stock-based compensation plans.  Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

NOTE 5 - GOODWILL / DEFINITE-LIFE INTANGIBLES ASSETS

Intangible Assets- Definite-life intangible assets consist of website development cost, patents, trademarks, and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc. and content purchased in the acquisition of iClipx.  The Company classifies its intangible assets as definite-life intangible assets and are fully amortized.

Goodwill- The following is a summary of goodwill:

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

NOTE 7 - CAPITAL STOCK

Preferred Stock- The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of December 31, 2008 and 2007, the Company had 6,032 and 6,147 Series A Preferred shares issued and outstanding, respectively.

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

On December 31, 2007 the Company recorded a 7% dividend totaling $234,548 on outstanding Series A Preferred Stock as of December 31, 2007.

Common Stock- The Company has authorized 100,000,000 shares of common stock, $0.001 par value. As of December 31, 2008 and 2007, 45,713,981 and 40,304,034 shares were issued and outstanding, respectively.

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

NOTE 11 - LEASES

Capital Lease- The Company leased equipment on a 63-month capital lease which terminated in June 2008. Upon termination of the lease, the Company acquired the leased equipment for $5,000.   During the year ended December 31, 2008, 2007 and 2006, depreciation expense for equipment on capital lease amounted to $15,982, $31,964 and $31,964, respectively, and has been included in depreciation expense.  During the year ended December 31, 2007, 2006 and 2005, interest expense on capital lease obligation amounted to $3,276, $7,187 and $9,750, respectively.

Operating Lease- The Company leases office space, in Pittsburgh, Pennsylvania, on a month to month basis for of $4,231 a month. The Company leases additional office space in Casper, Wyoming from the former owner of Interim Healthcare of Wyoming, Inc. and current shareholder, on a month to month basis for $4,750 a month.  The Company leases space in Hollywood, California, for $1,903 a month through May 2009. The Company further leases space in Billings, Montana for of $1,350 a month through February 2011.

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

Media –The Company attributes revenue from digital media publishing service at the time the service is provided and collection is likely.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

Christopher Spencerhas served as our Chief Executive Officer, President and as a director of Wizzard since February 7, 2001.  Mr. Spencer has been responsible for our overall direction since our inception and has been instrumental in leading us to our current position in the speech recognition industry.  From 1994 until 1996, Mr. Spencer founded and worked for ChinaWire, Inc., a high-technology company engaged in financial remittance between international locations and China.  Mr. Spencer worked for Lotto USA, Inc. from 1992-1994, where he was founder and Chief Executive Officer for the Pennsylvania computer networking company.  From 1990 until 1992, Mr. Spencer worked for John Valiant, Inc., and was responsible for business concept development and obtaining financing.  Mr. Spencer's efforts combined an effective advertising/promotions campaign with proper timing in the young adult/college restaurant/nightclub market.  John Valiant was sold for a profit in 1992 after successfully operating three revenue-generating divisions.

John Busshaushas served as our Controller since April 2006, until his election as our Chief Financial Officer on January 29, 2007.  Mr. Busshaus has been responsible for our overall accounting and financial reporting functions since joining the company in April 2006. From 2004 to 2006, Mr. Busshaus was an independent business consultant.  Mr. Busshaus’ efforts were assisting organizations with the implementation of Sarbanes Oxley, filing of SEC reports, and taking a company through an IPO.  Mr. Busshaus worked for Talanga International from 2001 to 2004, where he was the Chief

Financial Officer for the company.  From 1999 to 2000, Mr. Busshaus worked for Mellon Bank as Controller and Vice President, and was responsible for strategic planning and managing the annual and monthly budgeting within Global Security Services.  From 1994 to 1998, Mr. Busshaus worked for PepsiCo as Senior Business Planner, and was responsible for annual and quarter budgets planning, as well as weekly, monthly and quarter reporting of results.  As a member of management, Mr. Busshaus' efforts contributed to the revenue growth and market share increases in a market that was categorized as saturated.

David Mansuetohas served a director for Wizzard's since April of 2007.  Mr. Mansueto was a co-founder and executive officer of Liberated Syndication, since the founding of the business in 2004.  Mr. Mansueto handles creative planning and strategic decision making for Liberated Syndication and the newly formed Wizzard Media.  From 2004 to 2007, Mr. Mansueto founded and ran Liberated Syndication, the largest podcast hosting business in the world.  From 2001 to 2004, Mr. Mansueto was engaged in the performance and digital arts, and produced many performance series in the Pittsburgh area including a regular public access talk show that featured local artists, entrepreneurs and politicians.  In 2000, Mr. Mansueto co-created Emayhem.com, one of the web's first user generated online communities. In 1996, Mr. Mansueto attended the University of Pittsburgh to study theatre, film and music.  Mr. Mansueto was awarded the top prize at the American College Theatre Festival for his sound design work on the premiere stage production of The Hudsucker Proxy.

Douglas Polinskyhas served as a Director of Wizzard since October 2007.  Mr. Polinsky serves as the President of Great North Capital Corp., a Minnesota-based financial services company he founded in 1995.  Great North advises corporate clients on capital format and other transaction-related financial matters.  Mr. Polinsky earned a Bachelor of Science degree in Hotel Administration at the University of Nevada at Las Vegas.

Greg Smithhas served as a Director of Wizzard since October 2007.  Mr. Smith is an award-winning producer and entrepreneur with over 10 years of experience in Non-Fiction Television.  In 2000, Mr. Smith established The Solution Film Group, LLC and acts as the Company’s President.  Mr. Smith provides professional production and editorial support for various forms of non-fiction television entertainment, including the direction of media projects from development through production and post-production.  His clients include Discovery Channel, Science Channel, Discovery HD Theater, Animal Planet, The Military Channel, PBS, and Discovery Networks International.  Mr. Smith most recently won an Emmy in 2006 for the Discovery Channel’s animated special Before the Dinosaurs.  His other awards for excellence in production and editing include Emmys for the Discovery Channel’s Walking with Prehistoric Beasts and Allosaurus:  A Walking with Dinosaurs Special.  From 1997 to 2000, Mr. Smith worked for Discovery Communications, Inc. in the capacity of Supervising Producer from January 1998 to November 2000, and Producer/Editor from October 1997 to January 1998. From 1995 to 1996, Mr. Smith worked for Discovery Channel Pictures serving as Assistant Editor from March 1996 to October 1997, and Production Assistant from September 1995 to March 1996. From 1994 to 1995, Mr. Smith worked for Crawford Communications in Atlanta, Georgia as a Manager of Satellite Services for The Learning Channel.

Denis Yevstifeyevhas served as a Director of Wizzard since October 2007.  Mr. Yevstifeyev operates his own consulting practice providing accounting and management consulting services to clients across various business sectors. From 2007 to 2008, Mr. Yevstifeyev served as Sr. Financial Reporting Analyst for American Eagle Outfitters, Inc, in Pittsburgh.  His duties included: preparing and analyzing various internal and external financial reports; researching new accounting pronouncements and evaluating any impact on the financial statements.  He also reviewed accounting workpapers and prepared the Company’s SEC filings for forms 8-K, 10-Q and 10-K.  From 2005 to 2007, Mr. Yevstifeyev worked Schneider Downs, Inc., where he worked on Sarbanes-Oxley compliance engagements. In 2005, Mr. Yevstifeyev graduated with a Bachelor of Science degree in Business from Washington and Jefferson College.  He also graduated with honors from the Moscow Bank College of the Central Bank of Russia in Moscow with a degree in Finance in 2000.  From 2002 to 2003, Mr. Yevstifeyev served as the Settlement Department Manager for SDM BANK in Moscow, where he dealt with domestic and international corresponding banks, among other responsibilities.

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

WIZZARD SOFTWARE CORPORATION

Date:	6/1/09	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	6/1/09	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	6/1/09	/s/ John Busshaus
John Busshaus
Chief Financial Officer and principal accounting officer

Date:	6/1/09	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	6/1/09	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director