Form 10-Q
period 2009-06-30
WIZZARD SOFTWARE CORP /CO
filed 2009-08-14
CIK 1074909

FORM 10-Q

Securities and Exchange Commission

Washington, D. C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 4, 2009, there were 50,456,244 shares of common stock, par value $.001, of the registrant issued and outstanding.

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
FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets	4

Consolidated Unaudited Statements of Operations	5

Consolidated Unaudited Statements of Cash Flows	6 - 9

Notes to Unaudited Consolidated Financial Statements	10 - 23

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2009	December 31, 2008
CURRENT ASSETS:	(unaudited)
Cash	$885,479	$1,730,361
Accounts receivable, net of $34,200 and $34,200 allowance, respectively	412,385	764,918
Prepaid expenses	56,369	37,465
Total current assets	1,354,133	2,532,744

PROPERTY AND EQUIPMENT, net	165,896	211,376
GOODWILL	20,459,669	20,459,669
DEFINITE LIFE INTANGIBLE ASSETS, net	270,859	37,500
OTHER ASSETS	4,757	4,757
Total assets	$22,255,314	$23,246,046

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$505,602	$430,169
Accrued expenses	586,746	315,742
Notes payable - current portion	1,000,000	-
Convertible Notes Payable, net of discount of $496,556 and $350,276, respectively	878,254	1,069,734
Deferred revenue	11,867	46,943
Total current liabilities	2,982,469	1,862,588
NOTES PAYABLE, less current portion	-	1,000,000

Total liabilities	2,982,469	2,862,588

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, 4,182 and 6,032 Series A cumulative, convertible, contingently redeemable shares issued and outstanding with liquidation preferences, respectively	4	6
Common stock, $.001 par value, 100,000,000 shares authorized, 50,408,744 and 45,713,981 shares issued and outstanding, respectively	50,409	45,714
Additional paid-in capital	72,390,782	69,994,782
Accumulated deficit	(53,168,350)	(49,657,044)
Total stockholders' equity	19,272,845	20,410,419
Total liabilities and stockholders' equity	$22,255,314	$23,246,046

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE
Software	$156,981	$205,810	$321,189	$459,476
Healthcare	672,046	932,380	1,363,873	1,945,511
Media Services	331,892	327,684	654,430	729,365
Total Revenue	1,160,919	1,465,874	2,339,492	3,134,352
COST OF GOODS SOLD
Software	91,750	116,727	160,756	206,264
Healthcare	476,626	708,974	934,797	1,289,839
Media Services	212,135	242,992	489,250	574,226
Total Cost of Goods Sold	780,511	1,068,693	1,584,803	2,070,329
Gross Profit	380,408	397,181	754,689	1,064,023
OPERATING EXPENSES
Selling expenses	131,461	320,448	359,238	545,191
General and administrative	875,981	1,259,513	1,852,081	2,517,069
Consulting fees	230,080	558,722	524,620	1,729,750
Research and development	110,168	20,750	116,386	56,003
Total Expenses	1,347,690	2,159,433	2,852,325	4,848,013
LOSS FROM OPERATIONS	(967,282)	(1,762,252)	(2,097,636)	(3,783,990)

OTHER INCOME (EXPENSE):
Extension and re-pricing of warrants	(1,022,338)	-	(1,022,338)	-
Extension of notes payable	-	-	-	(263,483)
Interest on income	430	14,292	1,750	49,564
Interest expense	(204,402)	(146,547)	(395,244)	(541,496)
Other income(expense)	40	3,265	2,162	3,714
Total Other Income (Expense)	(1,226,270)	(128,990)	(1,413,670)	(751,701)
LOSS BEFORE INCOME TAXES	(2,193,552)	(1,891,242)	(3,511,306)	(4,535,691)
CURRENT INCOME TAX EXPENSE	-	-	-	-
DEFERRED INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(2,193,552)	$(1,891,242)	$(3,511,306)	$(4,535,691)

DIVIDENDS:
Preferred dividend	-	(106,983)	-	(214,363)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(2,193,552)	(1,998,225)	(3,511,306)	(4,750,054)

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	$(0.05)	$(0.04)	$(0.07)	$(0.11)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	47,966,555	44,677,752	47,396,769	44,180,115

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(3,511,306)	$(4,535,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	305,710	482,158
Compensation for re-pricing and extension of warrants	1,022,338	-
Compensation for extension of notes payable	-	263,483
Stock for non cash expenses	206,242	917,708
Non-cash compensation - options issued	23,970	412,589
Non-cash interest expense on notes payable	62,953	11,988
Depreciation and amortization expense	106,606	133,730
Change in allowance for bad debt	-	-
Change in assets and liabilities:
Accounts receivable	352,633	(70,696)
Prepaid expenses	(18,903)	(32,237)
Accounts payable	75,433	(68,462)
Accrued expense	(18,316)	(61,637)
Deferred revenue	(35,076)	(3,682)
Net Cash Used in Operating Activities	(1,427,716)	(2,550,749)

Cash Flows from Investing Activities:
Purchase of property & equipment	(5,166)	(108,079)
Acquisition of PNPP	-	(6,264)
Acquisition of iClipx	-	(12,500)
Net Cash Used in Investing Activities	(5,166)	(126,843)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	588,000	-
Payment on preferred dividend	-	(209,169)
Payments on capital lease	-	(26,726)
Payments on note payable	-	(22,967)
Net Cash Provided by Financing Activities	588,000	(258,862)

Net Decrease in Cash	(844,882)	(2,936,454)
Cash at Beginning of Period	1,730,361	6,036,209
Cash at End of Period	$885,479	$3,099,755
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$55,225	$6,069
Income taxes	$-	$-

(Continued)

See accompanying notes to unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2009:

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

On April 9, 2009, the Company issued 57,995 common shares upon the exercise of options valued at $41,468 to consultants for services rendered.

On April 9, 2009, the Company issued 78,643 common shares in payment of a $36,962 of accrued interest.

On April 13, 2009, the Company issued 500,000 common shares upon notice of conversion of 500 shares of Series A Preferred Stock.

On April 27, 2009, the Company issued 38,334 common shares in payment of a $21,084 of accrued interest.

On May 20, 2009, the Company issued 110,000 common shares upon the exercise of options valued at $63,800 to consultants for services rendered.

On June 25, 2009 the Company issued 1,219,512 common shares upon re-pricing of warrants and immediate conversion of warrants, recording $780,487 in other expense.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2009, and the results of operations and cash flows for the periods ended June 30, 2009 and 2008 have been made.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The consolidated financial statements are consolidated and included the accounts of Wizzard and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

Accounting Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates for the Company include depreciation, amortization, allowances, valuation of stock options, and realization of goodwill and other definite life intangible assets.  Actual results could differ from those estimated by management.

Reclassification – The financial statements for the period ended prior to June 30, 2009 have been reclassified to conform to the headings and classifications used in the June 30, 2009 financial statements.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2009, the Company had cash balances of $275,615 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2009 and December 31, 2008, the Company has an allowance for doubtful accounts of $34,200 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2009 and 2008, the Company had no change to the allowance for bad debt.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $48,497 and $98,016 for the six months ended June 30, 2009 and 2008, respectively.

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

 WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  Provisions are recorded for bad debts and at June 30, 2009 and 2008 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

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

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs, and amount to $116,386 and $56,003, respectively for the six months ended June 30, 2009 and 2008.

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 8.

During the periods presented in the accompanying consolidated financial statements, the Company has granted options under its 2005, 2007 and 2008 defined stock option plans. The Company accounts for options in accordance with the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R.  Non-cash compensation cost of $23,970 and $412,589 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the six months ended June 30, 2009 and 2008, respectively.  Non-cash compensation cost of $174,742 and $158,720 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the six months ended June 30, 2009 and 2008.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	June 30, 2009	December 31, 2008

Furniture, fixtures and equipment	2-10 yrs	$381,721	$376,556
Production molds	3 yrs	47,710	47,710
Software	2-5 yrs	11,964	11,964
		441,395	436,230
Less: Accumulated depreciation		(275,499)	(224,854)
Property & equipment, net		$165,896	$211,376

Depreciation expense for the six months ended June 30, 2009 and 2008 was $50,645 and $32,331, respectively.

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

Intangible Assets – The Company’s definite life intangible assets consist of a non-compete agreement which is amortized on a straight-line basis over its estimated useful life.  Amortization expense of $55,961 and $85,416 was recorded for the six months ended June 30, 2009 and 2008, respectively.

On March 31, 2009, the Company recorded intangible assets of $19,270 in connection with the purchase of the distribution rights for the i-phone applications of Blue Attack and Blue Defense. The estimated useful life of this asset is one year and the asset is being amortized on a straight-line basis over its estimated useful life.

On May 15, 2009, the Company recorded intangible assets of $65,000 in connection with the purchase of the distribution rights for the i-phone applications of Sudoku and OmNomNom. The estimated useful life of this asset is one year and the asset is being amortized on a straight-line basis over its estimated useful life.

On May 16, 2009, the Company recorded intangible assets of $195,000 in connection with the purchase of the distribution rights for the i-phone application of Touch Scan Pro. The estimated useful life of this asset is one year and the asset is being amortized on a straight-line basis over its estimated useful life.

On June 9, 2009, the Company recorded intangible assets of $10,050 in connection with the purchase of the distribution rights for the i-phone application of Master Mine. The estimated useful life of this asset is one year and the asset is being amortized on a straight-line basis over its estimated useful life.

Amortization of definite live intangible assets will be $254,201 and $107,449 for 2009 and 2010, respectively.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS (Continued)

On April 3, 2007, the Company recorded goodwill of $837,700 in connection with the asset purchase of PNPP as the assumption of liabilities exceeded assets by $52,086 plus the purchase price of $785,614. On December 31, 2007, the Company recorded additional goodwill of $131,311 and $5,680 on March 24, 2008 in connection with achieving certain financial results and meeting the purchase price contingency.

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

NOTE 5 - NOTES PAYABLE

On October 27, 2006, the Company closed a Subscription Agreement by which three institutional investors purchased a) a 5% convertible notes payable having a total principal amount of $2,375,000, convertible into  common shares of the Company at $2.00 per share and maturing April 27, 2008; b) Class A Warrants to purchase a total of 593,750 shares of common stock, at $2.50 per share, exercisable for three years, and c)Class B Warrants to purchase a total of 1,187,500 shares of common stock at $2.00 per share, exercisable until 180 days after the effective date of the Registration Statement. As the conversion price for the note was below the fair value of the common stock on the date issued, the Company recorded a discount on the note for beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5. The fair value of the beneficial conversion feature and Class A and Class B warrants were reduced on a pro-rata basis to the $2,375,000 proceeds received from the subscription and recorded as a discount against the note.  The $968,000 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of June 30, 2009, the Company has amortized $2,375,000 of the discount.  On March 15, 2008, the Company issuance of 400,000 warrants to extend the maturity date of three notes payable to April 28, 2009.  On November 7, 2008, the maturity date of one note payable was extended to October 15, 2009.

The Class A Warrants and Class B Warrants were valued using the Black-Scholes pricing model using the following weighted average assumptions 77.19% volatility, 1.33 years expected life, 5.08% risk free interest rate and expected dividend yield of zero.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE (Continued)

On November 28, 2008, the Company changed the conversion price of the 5% Convertible Notes Payable from $2.00 per share to $1.00 per share.  As the conversion price for the note was at the fair value of the common stock on the date of the change, the Company recorded a $420,885 discount on the note for beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5.  On June 29, 2009, the Company changed the conversion price of the 5% Convertible Notes Payable from $1.00 per share to $0.50 per share.  As a result, the Company recorded a $567,493 discount on the notes for the beneficial conversion feature of the notes in accordance with the provisions found in EITF 98-5.  As of June 30, 2009, the Company amortized $70,937 of the discount, with the remaining $496,556 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.

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

NOTE 7 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of June 30, 2009, the Company had 4,182 Series A Preferred shares issued and outstanding. The Series A Preferred shares have no voting rights, with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Preferred shares, dividends, and any damages are convertible into common shares at $1.00 per common shares.

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

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value.  As of June 30, 2009, the Company had 50,408,744 common shares issued and outstanding.

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

On April 9, 2009, the Company issued 57,995 common shares upon the exercise of options valued at $41,468 to consultants for services rendered.

On April 9, 2009, the Company issued 78,643 common shares in payment of a $36,962 of accrued interest.

On April 13, 2009, the Company issued 500,000 common shares upon notice of conversion of 500 shares of Series A Preferred Stock.

On April 27, 2009, the Company issued 38,334 common shares in payment of a $21,084 of accrued interest.

On May 20, 2009, the Company issued 110,000 common shares upon the exercise of options valued at $63,800 to consultants for services rendered.

On June 19, 2009, the Company closed a Subscription Agreement by which an institutional investor purchased 1,200,000 shares of Common Stock, par value $.001, for a total amount of $588,000, net of fees of $12,000.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK (Continued)

On June 25, 2009 the Company issued 1,219,512 common shares upon re-pricing of warrants and immediate conversion of warrants.

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

NOTE 8 – STOCK OPTIONS AND WARRANTS

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a 2008 Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 400,000.  At June 30, 2009, 72,834 options were available to be granted under the 2008 Key Employee Plan.  During the six months ended June 30, 2009, the Company granted 327,166 options.

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan"). Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Plan may not exceed 200,000.  At June 30, 2009, 25,000 options were available to be granted under the 2008 Plan.  During the six months ended June 30, 2009, the Company granted no options.

2007 Key Employee Stock Option Plan - During 2007, the Board of Directors adopted a 2007 Key Employee Stock Option Plan ("2007 Key Employee Plan").  Under the terms and conditions of the 2007 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Key Employee Plan may not exceed 200,000.  At June 30, 2009, no options were available to be granted under the 2007 Key Employee Plan.  During the six months ended June 30, 2009, the Company granted no options.

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan"). Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000.  At June 30, 2009, 13,245 options were available to be granted under the 2007 Plan.  During the six months ended June 30, 2009 and 2008, the Company granted 0 and 56,500 options, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

2005 Stock Option Plan - During 2005, the Board of Directors adopted a Stock Option Plan ("2005 Plan"). Under the terms and conditions of the 2005 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2005 Plan may not exceed 220,000.  At June 30, 2009, total options available to be granted under the 2005 Plan totaled 95.  During the six months ended June 30, 2009, the Company granted no options.

The fair value of option grants during the six months ended June 30, 2009 and 2008 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the six months ended June 30, 2009 and 2008 were as follows:

	2009	2008
Dividend yield	0%	0%
Expected life	3 yrs	4 yrs
Expected volatility	104.8%	85.6%
Risk-free interest rate	1.64%	2.80%

A summary of the status of options granted at June 30, 2009, and changes during the period then ended are as follows:

	For the Six Months Ended
	June 30, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	742,500	$2.15	5.2 years	$-
Granted	327,166	0.51	3.0 years	-
Exercised	(293,166)	0.00	-	-
Forfeited	(270,000)	2.34	-	-
Expired	-	-	-	-
Outstanding at end of period	506,500	1.95	6.0 years	-
Vested and expected to vest in the future	506,500	1.95	6.0 years	-
Exercisable at end of period	472,500	2.06	5.8 years	-
Weighted average fair value of options granted	506,500	$1.95	6.0 years	$-

The Company had 105,000 non-vested options at the beginning of the period with a weighted average exercise price of $2.10.  At June 30, 2009 the Company had 34,000 non-vested options with a weighted average exercise price of $0.51.

The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $174,742 and $158,720, respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2009 (for outstanding options), less the applicable exercise price.

During the six months ended June 30, 2009 and 2008, the Company recorded $23,970 and $412,589 of non-cash compensation expense related to the vested stock options issued to employees.

For the six months ended June 30, 2009 and 2008, the Company recorded non-cash compensation cost of $174,742 and $158,720 for vested and exercised options issued to employees and consultants.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

Warrants - A summary of the status of the warrants granted is presented below for the six months ended:

	June 30, 2009		June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,336,351	$2.62	4,123,851	$2.42
Granted	-	-	400,000	2.85
Exercised	1,219,512	0.00	-	-
Forfeited	-	-	-	-
Expired	513,333	2.27	-	-
Outstanding at end of period	1,603,506	$1.39	4,523,851	$2.46

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

NOTE 9 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net loss (numerator)	$(2,193,552)	$(1,891,242)	$(3,511,306)	$(4,535,691)
Accrued dividend	-	(106,983)	-	(214,363)
Net loss available to common shareholders (numerator)	$(2,193,552)	$(1,998,225)	$(3,511,306)	$(4,750,054)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	47,966,555	44,677,752	47,396,769	44,180,115

At June 30, 2009, the Company had 1,603,506 warrants outstanding to purchase common stock of the Company at $0.50 to $2.85 per share, the Company had 506,500 options outstanding to purchase common stock of the Company at $0.51 to $2.89 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 2,749,620 shares of common stock, [See Note 5], and a 7% cumulative Series A Preferred shares wherein the holder could convert the note into a minimum of 4,182,000 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at June 30, 2009 operating loss carryforwards of approximately $31,500,000 which may be applied against future taxable income and which expires in various years through 2029.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $13,800,000 as of June 30, 2009, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the six months ended June 30, 2009 approximated $1,400,000.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Agreements - In connection with the agreement with AT&T to sell to AT&T's OEM Natural Voices desktop product licenses the Company is required to make minimum purchase of $125,000 per each six month period beginning  July 2004 through March 2010.

In connection with the agreement with IBM to sell IBM's OEM ViaVoice desktop products licenses the Company is required to make minimum purchases of $12,500 per quarter beginning July 2009 through June 2010.

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

Contingent Consideration for the Purchase of the Distribution Rights of  Blue Attack and Blue Defense   As part of the purchase agreement, the Company agreed to issue an additional 38,500 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $37,000 through the first six month after closing and an additional 38,500 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $37,000 during the second six months after closing.

Contingent Consideration for the Purchase of the Distribution Rights of  Mastermind   As part of the purchase agreement, the Company agreed to issue an additional 3,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $7,500 through the first six month after closing and an additional 3,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $7,500 during the second six months after closing.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Contingent Consideration for the Purchase of the Distribution Rights of Sudoku and OmNomNom   As part of the purchase agreement, the Company agreed to issue an additional 60,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $75,000 through the first six month after closing and an additional 60,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $75,000 during the second six months after closing.

Contingent Consideration for the Purchase of the Distribution Rights of Touch Scan Pro   As part of the purchase agreement, the Company agreed to issue an additional 250,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $335,000 through the first six month after closing and an additional 250,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $335,000 during the second six months after closing.

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

The following is a summary of the Company’s operations by segment for the six months ended June 30, 2009 and 2008: (in thousands)

	2009				2008
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$321	$654	$1,364	$2,339	$460	$729	$1,945	$3,134
Cost of sales	161	489	935	1,585	206	574	1,290	2,070
General and administrative	883	558	411	1,852	1,286	803	428	2,517
Consulting	476	32	17	525	1,304	386	40	1,730
Selling	57	275	27	359	91	429	25	545
Research and development	-	116	-	116	49	7	-	56
Compensation for re-pricing/extension of warrants	-	-	-	-	264	-	-	264
Other income	3	-	1	4	45	3	5	53
Interest expense	1,417	-	-	1,417	534	-	7	541
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(2,670)	$(816)	$(25)	$(3,511)	$(3,229)	$(1,467)	$160	$(4,536)

Total assets	1,946	18,643	1,666	22,255	4,569	18,856	2,056	25,481
Depreciation	12	31	7	50	18	10	20	48

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SEGMENT REPORTING (Continued)

The following is a summary of the Company’s operations by segment for the three months ended June 30, 2009 and 2008: (in thousands)

	2009				2008
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$157	$331	$672	$1,160	$205	$328	$933	$1,466
Cost of sales	92	212	477	781	117	243	709	1,069
General and administrative	440	230	206	876	665	394	200	1,259
Consulting	220	2	7	229	379	157	23	559
Selling	28	90	13	131	32	275	13	320
Research and development	-	110	-	110	15	6	-	21
Compensation for re-pricing/extension of warrants	-	-	-	-	-	-	-	-
Other income	-	-	-	-	13	-	4	17
Interest expense	1,226	-	-	1,226	139	-	1	146
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(1,849)	$(313)	$(31)	$(2,193)	$(1,129)	$(747)	$(15)	$(1,891)

Depreciation	6	16	3	25	10	6	10	26

NOTE 13 - SUBSEQUENT EVENT

On July 10, 2009, the Company recorded an intangible asset of $10,600 in connection with the purchase of the distribution rights of Word Party.

On July 14, 2009, the Company issued 47,500 common shares upon the exercise of options valued at $23,750 to consultants for services rendered.

Item 2.   Management's Discussion and Analysis.

Highlights of Second Quarter, 2009

Our business, for the last thirteen years, has been focused on the speech recognition technology industry.  As a result of our commitment to speech technologies, we have been able to position ourselves as a leader in the fastest growing digital media aggregation, syndication and monetization industry currently taking shape on the Internet. Below is an update of our entire business, from our most recent entry into digital media where we expect most of our future growth to occur, to our legacy businesses of offering core speech engine tools for software developers and technology solutions for the healthcare industry.  Currently, our healthcare operations make up 58% of our revenue, but we expect our digital media publishing business to become our largest revenue generator at some point 2010, and provide the largest revenue growth in the future.  We believe this is due to the size of our digital media operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through advertising and sales.  The network growth of our media operation has occurred faster than initially expected and it is Management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and advertisers and audiences showing increased interest in the medium.  At this time, paid search advertising is the largest and most profitable segment of the internet advertising industry (Google, Yahoo, etc), but Management believes the digital media advertising segment has the potential over the next five years to grow into the largest segment of the Internet advertising industry.  Wizzard believes that our network and relevance in our industry will continue to grow by leaps and bounds and that Wizzard is positioned to be one of the leading companies in the digital media monetization business.

1.

WIZZARD MEDIA

Wizzard Media is the two-year old division for our digital media business.  Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS as a distribution method.  The Wizzard Network received over 2.2 billion download requests for shows over the last two years from over 50 million unique audience members.  In the second quarter of 2009, the Wizzard Network received approximately 350 million download requests for episodes vs. approximately 241 million download requests in the second quarter of 2008, an increase of 45%. The audience consuming podcasts from the Wizzard Network grew from 13 million unique audience members in the second quarter of 2008 to 18.3 million uniques in the second quarter of 2009.  In the second quarter of 2009, Wizzard discontinued its Switchpod and Blastpodcast free podcast hosting and distribution services, transferred all paying accounts on those two services over to its ‘pay only’ service, Libsyn, and offered a special 90 day inexpensive package to all previously non paying customers.  As a result, the total number of podcasts hosted and distributed by Wizzard fell from 20,000 to 11,600.  However, the free accounts lost in the transition were in most cases non material and Management believes that is proven due to the fact that Wizzard’s downloads were up 45% over the period of the transition and revenues for its hosting and distribution services were up as well.  Wizzard's publishing platform grew by over 2,000 new podcast shows in the second quarter of 2009 versus 1,500 in the second quarter of 2008.  The total number of active episodes for the shows on the Wizzard Network grew from 667,000 as of the end of the first quarter of 2009 to 860,000 as of the end of the second quarter of 2009, an increase of approximately 193,000 episodes available for immediate distribution.  A significant portion of the 193,000 newly added files came from our Switchpod podcasting service and which were not previously included in the total file count as they were non-paid accounts and were subject to removal from the network at any given time.  With the continuing success of Apple's iPod, iPhone and Apple TV, along with RSS aggregators from Adobe and others, Wizzard expects the number of content publishers using our service and the number of consumers watching the shows we distribute to continue to grow on an annual basis.  The total number of episodic digital shows published through Wizzard Media grew to over 20,000 in 2009.  Wizzard's LibsynPRO Enterprise networks grew to 100 in the second quarter of 2009, up from 91 in the first quarter of 2009.  Management believes that Wizzard Media offers the best podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service offered and expects to see revenue growth from these services in the third quarter of 2009.  Through the second quarter of 2009, our total publishing service revenue, including data transfer, was $487,894.  Wizzard continues to receive positive feedback from major media publishers for our LibsynPRO Enterprise publishing platform.  As

Wizzard Media derives a portion of its revenues through data transfer from PRO customers, operating a feature rich version of the PRO publishing platform provides Management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business.  Through the second quarter of 2009, revenue from data transfer alone totaled $63,752.

Wizzard Media - Distribution

In the second quarter of 2009 the Wizzard Network received approximately 350 million download requests for podcast episodes vs. approximately 241 million download requests in the second quarter of 2008, from a wide variety of distribution outlets to which Wizzard syndicates content.  The Wizzard Media network received over 3,804,347 requests for podcasts per day in the second quarter of 2009.  Our network audience held steady at over 18.3 million unique people around the world in the second quarter of 2009, which was in line with the first quarter of 2009. Historically, the second quarter downloads and audience sizes decline from what is traditionally a strong first quarter. Download requests are calculated by counting the number of shows requested for download by audience members using sophisticated in-house filters and third party measurement services such as Nielsen NetRatings.  Wizzard works to generate revenue by inserting advertisements in the shows in partnership with the show’s publishers.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Wizzard’s third party advertising partners and its in-house advertising sales team to fill.

Currently, Wizzard Media distributes digital shows for our producers to a variety of web portals and content aggregators (approximately 27 in all), for both download and video streaming, including: Wizzard.tv, Veoh.com, SevenLoad, MySpace, Apple TV (Featured Provider), iTunes (Featured Provider), YouTube (Partner Channel), Google (Affiliate Network), Adobe Media Player, Daily Motion (Featured Channel), Zune Marketplace and MySpace (Featured Channel).  Some of these channels were created solely to expand audience reach for our publishers and some to expand audience reach and generate revenues for Wizzard and our publishers through ad sales by the 3 rd party portal’s advertising sales team.  Approximately 70% of the shows Wizzard distributes reaches audiences using Apple’s iTunes platform which includes iTunes on the computer, iPod, Apple TV and the iPhone.  It is Management’s opinion that the Wizzard Network’s substantial presence in the iTunes Podcast Store is one of the Company’s most valuable assets as consumers using iTunes are early adopters and spend money regularly on digital media.   We believe this provides Wizzard with a unique offering for advertisers seeking that type of consumer and provides Wizzard with other monetization opportunities for its publishers of digital media.

Wizzard Media - Advertising

In the second quarter of 2009, Wizzard executed multiple national advertising campaigns for companies including Starz, ProFlowers, and Audible.  These campaigns run across multiple shows, bringing the total number of advertising campaigns launched in 2009 to 31 with 16 different advertisers, and 23.1 million ad impressions, resulting in $155,528 in 2009 advertising revenue.  In the second quarter of 2009, Wizzard had its best quarter to date in terms of advertising impressions delivered with 15.5 million versus 9.4 million ads delivered in the first quarter of 2009 and 3.9 million ads delivered in the second quarter of 2008.  A portion of this increase in ad impressions is due to the Company’s partnership with Ando Media.  The campaigns mentioned above are a combination of brand ads sold directly by Wizzard, direct response ads and remnant ads provided by third party networks.  In the second quarter of 2009, due to the global economic recession, the majority of the ad impressions were the lower margin CPM and CPA ads provided by third party networks as brand advertisers continued to significantly reduce advertising spending across all advertising categories.  Management believes that this will revert back to a higher brand ad sales ratio as economic conditions improve.

In 2008, Wizzard launched a new technical advertising insertion system, Alchemy, able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, which can be used for multiple advertising campaigns across the Wizzard Network.  Using the new system, the Wizzard Media Network had the capability to deliver over 875 million advertisements in the second quarter of 2009 if 2.5 advertisements were placed in every podcast request downloaded from the network.  In order to increase the percentage of filled advertising inventory we must continue to execute on our advertising sales strategy, integrate third party ad networks and portals and create relationships with more advertising agencies and their clients.  The advertising capabilities number mentioned above demonstrates to advertisers the reach of the Wizzard Media Advertising Network as most advertisers want to see the opportunity for large advertising campaigns when considering a new medium for their marketing plans.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor. Wizzard continues its efforts to increase advertising fulfillment with a goal to fill 20% of all available inventory for any given quarter at some point in the next year.

Client response to our advertising execution to date has been positive in Management's opinion and we continue to expand our services and brand to advertising agencies as the podcasting network of choice when considering podcast advertising.  Wizzard’s ad sales team has been aggressively courting media buyers through extensive education sessions raising awareness of digital media advertising opportunities delivered via subscribable, episodic RSS (podcast) as well as streaming via the Internet.  We have now had multiple advertisers renew campaigns with Wizzard including one advertiser that is on its eighteenth campaign demonstrating what Management believes is excellent back-end ad operational customer service on Wizzard's part and a satisfactory return on investment for our clients.

As of June 30, 2009, 938 publishers have signed up for Wizzard's advertising network.  Wizzard Media currently has 22 distinct ad categories we take to market.  Our efforts to date have been focused on the top 637 shows using our publishing platform that represent 86.7% of our global download requests. Of these 637 shows, 323 have signed up for the Wizzard advertising network representing 69.5% of the most coveted traffic for advertising sales. Wizzard will continue to aggressively market our advertising network to the remaining desired publishers not yet signed up through our Publisher Relations team.  As the number of publishers joining Wizzard’s Advertising Network grows, so does the available advertising inventory for Wizzard’s advertising sales team to sell.

Month		Potential Ad Impressions
April 2008		142,014,592
May 2008		146,629,010
June 2008	*	134,409,515
July 2008	*	143,855,017
August 2008	*	146,070,265
September 2008		150,003,405
October 2008		163,727,852
November 2008		173,409,732
December 2008	*	179,560,792
January 2009	*	195,220,230
February 2009	*	180,530,527
March 2009		193,664,192
April 2009		176,461,565
May 2009	*	180,826,827
June 2009	*	186,262,002

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

Nielsen Certified Downloads for Ad Network
Month		Downloads
April 2008		56,805,837
May 2008		58,651,604
June 2008	**	53,763,806
July 2008		57,542,007
August 2008		58,428,106
September 2008		60,001,362
October 2008		65,491,141
November 2008		69,363,893
December 2008		71,824,317
January 2009	**	78,088,092
February 2009		72,212,211
March 2009		77,465,677
April 2009		70,584,626
May 2009		72,330,731
June 2009	**	74,504,801

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

Wizzard Media – Apps

In the first quarter of 2009, Management took note of the extremely successful launch of the iTunes App Store by Apple.  Apps are small software applications that users can purchase and download to their iPhone and iPod Touch mobile devices with relative ease.  As of July 31, 2009, there are over 65,000 Apps in the iPhone App Store that have been downloaded by consumers over 1.5 billion times.  App categories include video games, sports, productivity, entertainment, education and health & fitness.  Some of these Apps are free, while some are paid.  The paid Apps range in price from $.99 to $100.00, with the average price under $4.99.  Wizzard is currently exploring the Apps market on several fronts due to the fact that approximately 70% of podcast audiences comes from the iTunes Podcast Store, and Management believes this same audience makes up a portion of the consumers purchasing and downloading Apps from the iTunes App Store.  In fact, Wizzard is of the belief through experience in the podcasting business, knowledge of the podcasting consumer and survey results from podcast audiences, that the average podcast consumer is a ‘hard core’ iTunes platform user.  Therefore, they are more likely to have the latest iPod Touch and/or iPhone from Apple.  The average iPod Touch and iPhone user has downloaded 23 Apps according to mainstream media survey reports.  Piper Jaffray’s Financial Analyst, Gene Munster, is projecting total App Store revenue of $780 million in 2009 for Apple.  Apple retains 30% of all App sales to cover the price of running the App Store and App owners/developers receive 70% of the sales proceeds.  While Wizzard’s efforts in the App Store marketplace are still in the early stages, we believe it is an obvious expansion of our podcasting business and the three ways Wizzard believes it can generate profits through the newly launched iTunes App Store are briefly outlined below.

Sale of Custom Podcast Apps

Wizzard is in the process of creating an App for sale in the iTunes App Store that can be customized in as little as 30 minutes for each of our top podcast producers.   Podcasters would then market their very own customized App to their show’s audience, many of whom are iPhone/iPod Touch users.  Management believes podcasters can be very successful marketing their own customized iPhone App to their audience, as they know their audience better than anyone else and are great influencers of their audience.  This would encourage audiences of a specific podcast to purchase the customized App for their favorite show from the iTunes App Store.  The reasons Management believes an audience member would want to purchase an App for a specific podcast are: 1) Easier access to the content.  2)

Extra episodes of their favorite podcast show exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts.  4) Other benefits such as ‘flash cards’ that go along with a language learning podcast or special discounts on new products reviewed by a technology podcast exclusively for App users.

Wizzard will provide this App as a free tool to podcasters on the Wizzard Network beginning with the podcasts that have the largest audience and eventually opening it up to every podcaster on the network.  Currently, there are approximately 11,600 paying podcasts on the Wizzard Network and approximately 18.3 million audience members, of which approximately 70% use iTunes.  Wizzard will submit each custom App to the iTunes App Store for approval, which can’t be guaranteed and is based on Apples terms of service and approval process, and will manage the collecting of the revenue from Apple and distribution of the podcaster’s share of the revenues.  Wizzard expects to retain approximately 35% of the sale price that will range from $.99 to $2.99 in most cases.

Sale of Podcast Episodes Via Custom Podcast Apps

Once a podcaster has successfully marketed its own custom App to its audience and has created a significant install base, Management believes that from time to time the podcaster can release a special episode, in addition to its normal podcast episodes, and charge a nominal fee ($.99) for that episode to its audience via a custom App developed by Wizzard.  The technical ability to charge for episodes is being created by Apple and released to its iPhone App Store developers in July of 2009.  By having a successful, extremely easy to use (no credit card info has to be entered if they already have an iTunes account; just two clicks of a button) micropayment platform in iTunes/iPhone/iPod Touch, Management believes that podcast audiences will be willing to pay a nominal fee ($.99), from time to time, for special episodes of their favorite podcast.  Wizzard will earn a portion of the episode revenue for administering the App account and delivering the content to the consumer.

Licensing and Marketing of Apps Via Podcasts

One of the most vocal complaints from iPhone App owners/developers regarding the iTunes App Store is the lack of marketing opportunities for their App within the iTunes App Store from which they are sold.  iTunes does not accept paid marketing in any fashion, unlike most traditional retail and online stores who heavily encourage in-store marketing.  As a result, the only effective way an App owner/developer can generate substantial sales for its App is by landing in a ‘Top 100 List’ maintained by the App Store and readily viewable on the iPhone and in iTunes by the App consumer.   If an App is not in the Top 100 List, or falls off the Top 100 List, sales tend to be minimal.  There are a few 3 rd party iPhone ‘in App’ overlay advertising networks that give App owners/developers the opportunity to market their App in other Apps that are downloaded for free, but it is Management’s opinion, based on conversations with numerous App owners/developers as well as market research, that these ‘in App’ overlay advertising networks are not effective in terms of marketing an App and increasing sales.  As a result, due to the fact that Wizzard has access through its presence in the iTunes Podcast Store to what Management believes is the same consumer base that purchase Apps from the iTunes App Store, the Company believes it has a strong solution to a growing business problem.

Wizzard is in the early stage of licensing iPhone/iPod Apps from their owners/developers exclusively for the iTunes platform and marketing them to consumers via the podcasts Wizzard distributes through the iTunes Podcast Store in a direct response type advertising method.  As of July 23, 2009, Wizzard has licensed 10 paid Apps from various App developers.  Currently, Wizzard distributes over 3.8 million podcasts per day and has a tremendous amount of available advertising inventory that can be used to market these licensed Apps.  Wizzard receives approximately 50% of the revenue for every App sold through this effort.  If successful, this could cause Wizzard to become the largest ‘advertiser’ on the Wizzard Network.  If this were to occur, it could significantly enhance our podcast business as podcasters would then have a steady stream of advertisements for their shows, which would allow them to generate income and invest more capital into production quality, marketing and episode frequency. expanding audience size and downloads.  We also believe that if we were able to assure podcast producers that Wizzard could produce a steady stream of advertisements and income, more podcast producers would be attracted to our network and pay for our podcasting services.

Wizzard Media - Content

Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS podcasting as a distribution method. Wizzard's publishing platform grew by over 2,000 new podcast shows in the second quarter of 2009 vs. 1,500 new shows added in the second quarter of 2008. The total number of active episodes for the shows on the Wizzard Network grew from 667,000 as of the end of the first quarter of 2009 to 860,000 as of the end of the second quarter of 2009, an increase of approximately 193,000 episodes available for immediate distribution.  A significant portion of the 193,000 newly added files came from our Switchpod podcasting service and which were not previously included in the total file count as they were non-paid accounts and were subject to removal from the network at any given time.  An increase in shows helps Wizzard gain additional distribution for our publishers and correlates to more downloads, larger audiences and increases our chances of securing advertisers for said shows in addition to increasing hosting/publishing revenues.  With the continuing success of Apple's iPod, iPhone and Apple TV, along with RSS aggregators from Adobe and other companies, we expect the number of publishers using our service and the number of consumers watching the shows we distribute to continue to grow in the foreseeable future.  Wizzard's LibsynPRO enterprise service grew to 100 active networks as of the end of the second quarter of 2009.  We continue to see extremely positive reception by major media publishers for our LibsynPRO publishing and advertising platform.

Some of the other more notable shows joining the Wizzard Media Network in the second quarter of 2009 were:

•

Radio Lingua Network of Shows – These are language podcasts including CoffeeBreak French and the One Minute Language series.

•

The Dog Trainer’s Quick and Dirty Tips – A new podcast from the folks at QDNow, this one focuses on tips for Pet owners.

•

Lets Get Naughty – A large comedy podcast that joined from the Mevio network.

•

The History of Rome – The second largest History podcast that was brought on network.

•

Crackberry Podcast – A blackberry focused show provides listeners with the functions and uses of the Blackberry Smart Phones.

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

Wizzard’s development team supports the digital VAST (Video Ad Serving Template) standard ad system which allows for inline pre, post and mid roll ads, banner overlay ads, click-through support, ad countdown timer with like/dislike feedback, Neilson NetRatings tracking of the flash player and support for multiple 3 rd party ad systems.

Wizzard's speech recognition system continues to process hours upon hours of digital media allowing for better discovery of content, advertising targeting and brand safety.  Below are various statistics from the speech system and its efforts of converting shows on the Wizzard Media Network to searchable text.

Wizzard Speech System for Digital Media Statistics*

Number of Total Words Captured	334,391,946
Number of Shows Transcribed	3,489
Number of Episodes Transcribed	88,745
Minutes of Processed Content	2,261,315
Number of Unique Words Captured	33,491

*as of July 13, 2009

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

In the first six months of 2009, our T&S Group saw a decrease in revenue over the six months of 2008 as a result of customers delaying purchases due to the severe global economic recession.  Additionally, some customers delayed the purchase of our top selling product, AT&T Natural Voices Text To Speech, choosing to wait until Wizzard released a new version of the product in the end of the first quarter of 2009.  As a result of the new product launch, it is Management’s opinion that business for our speech products will pick up in the third and fourth quarters of 2009, assuming the global recession does not continue beyond such time.  The T&S Group continues to focus its efforts on core assistive application, website audio and alert systems.  The website audio file distribution category currently shows the most promise for expanded business going forward.

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

3.

HEALTHCARE

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for fifteen years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 58% for the second quarter of 2009, from its home healthcare and staffing operations.  As is the case with most industry segments, the medical industry felt the continued slowing of the economy in the second quarter of 2009.   As a result, our staffing business in Billings, Montana experienced a significant decrease in utilization of our services from the hospitals and nursing homes.  This has been driven by a decrease in the census (number of patients) utilizing these facilities.  We are taking the necessary steps to position ourselves in preparation of an upturn in the census for these facilities as the economy recovers resulting in an increase in the use of our services.  At the same time our home healthcare services continued to be strong and provided a consistent stream of revenue during the second quarter of 2009.

Our Casper location continues to provide home care and staffing services.  We have established a strong management team and are looking forward to the benefits of having a tenured team leading the efforts in Casper. Casper staffing is exploring the potential of new facilities for use of supplemental services.   Additionally, we hired

a full-time Physical Therapist, which will help to stabilize that line of service, as well as our procedures and processes for administering our clients with physical therapy needs and resulted in increase revenue during the second quarter of 2009 in our Casper facility.

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

Results of Operations

Three Months Ended June 30, 2009 and 2008.

During the second quarter ended June 30, 2009, Wizzard recorded revenues of $1,160,919, a 21% decrease from revenues of $1,465,874 in the second quarter of 2008. The decrease for the second quarter of 2009 reflects a decrease in revenue within our Healthcare and Software segments due to the continued drop in the economy, but primarily due to a decrease in our staffing revenues within our home healthcare subsidiary in Billings, Mt., as hospitals and other healthcare facilities that utilize our services experienced a much greater decrease in patients than other areas of the country.  We also experienced softness with customers delaying the purchase of Speech Software and usage of licensing with the economy slowing and a cut back in spending.   In the second quarter of 2009 our Media business saw an increase in revenues of 1.3%.

Cost of goods sold totaled $780,511 in the second quarter of 2009, versus $1,068,693 in the second quarter of 2008. This decrease of 27% is a direct result of the decrease in sales of our products and services during the second quarter of 2009 due to the economic recession.  Wizzard posted a gross profit of $280,408 during the second quarter of 2009, versus a gross profit of $397,181 in the second quarter of 2008, a decrease of 29%.

In the second quarter ended June 30, 2009, operating expenses totaled $1,347,690 which was a 38% decrease from operating expenses of $2,159,433 in the second quarter of 2008.  Broken down by line item our operating expenses were:

Selling expenses in the second quarter of 2009 were $131,461 versus $320,448 in 2008, representing a 59% decrease over prior year.

General and administrative expenses were $875,981 in 2009 versus $1,259,513 in 2008, a decrease of 30%, due to measures taken within our Media business segment to reduce costs.  Salaries, wages and related expenses decreased to $511,305 in 2009 from $832,214 in 2008, a decrease of 39%, driven by an effort to reduce overhead costs within our Media business segment.  Consulting fees decreased to $230,080 in 2009 from $558,722, a decrease of 59% due to the fair market value decrease of the stock for consultants that were paid in stock and the decrease in the use of consultants in 2009 versus 2008.  Also, we have made a transition to using employees instead of consultants.  Research and Development expenses in the second quarter were $110,168 versus $20,750 in 2008.

Our efforts over the last three quarters to streamline operations, control spending, decrease the use of consultants and re-structure certain financial instruments reduced our cash spending by approximately $600,000 per quarter.

Other expenses of $1,226,270 versus $128,990 in the second quarter of 2008 consisted primarily of interest expense. This increase is due to recording $1,022,338 of non-cash interest expense for re-pricing of warrants during the second quarter of 2009, and $155,733 of non-cash interest expense for the accretion of the discount on notes payable during the second quarter of 2009 versus $149,977 during the second quarter of 2008.

Wizzard's net loss available to common shareholders was $2,193,552, or $0.05 per share, in the quarter ended June 30, 2009.  This represents a 10% increase from our net loss of $1,998,225, or $0.04 per share, in the second quarter of 2008. During the second quarter of 2009, non-cash expenditures totaled $1,415,527, a 121% increase from non-cash expenditures of $640,412 in the second quarter of 2008.

Six months ended June 30, 2009, and 2008.

During the six month period ended June 30, 2009, Wizzard recorded revenues of $2,339,492, a 25% decrease over revenues of $3,134,352 for the same period in 2008.  The decrease for the first six months of 2009 reflects a decrease in revenue over all segments due to the continued drop in the economy, but primarily due to a decrease in our staffing revenues within our home healthcare subsidiary in Billings, Mt.  We also experienced softness with customers delaying the purchase of Speech Software and usage of licensing with the economy slowing and a cut back in spending by brand advertisers.

In the six months ended June 30, 2009, cost of goods sold totaled $1,584,803, a 23% decrease as compared to $2,070,329 in the six months ended June 30, 2008. The decrease is a direct result of the decrease in sales of our products and services during the second quarter of 2009 due to the economic recession. Wizzard posted a gross profit of $754,689 during the first six months of 2009, versus a gross profit of $1,064,023 in the first six months of 2008, a decrease of 29%.

Wizzard recorded total operating expenses of $2,852,325 during the six months ended June 30, 2009, a 41% decrease as compared to operating expenses of $4,848,013 in the same period of 2008.  General and administrative expenses totaled $1,852,081 in the first six months of 2009 versus $2,517,069 in the first six months of 2008, a decrease of 26%, due to measures taken within our Media business segment to reduce costs. Salaries, wages and related expenses decreased to $1,133,735 in 2009 from $1,595,158 in 2008, a decrease of 29%.

Consulting fees decreased to $524,620 in 2009 from $ 1,729,750, a decrease of 70% due to the fair market value decrease of the stock for consultants that were paid in stock and the decrease in the use of consultants in 2009 versus 2008.

Selling expenses in the first six months of 2009 were $359,238 versus $545,191 in 2008.  This 34% decrease was due our efforts to focus on controlling cost and spending during 2009, especially within our media services division. Research and Development expense increased to $116,386 in the first six months of 2009 from $56,003 in the first six months of 2008.

In the first six months of 2009, Wizzard recorded $1,022,338 of interest expense for the re-pricing and extension of certain warrants. In the first six months of 2008, Wizzard recorded interest expense of $263,483, for the issuance of warrants for a one year extension on the 5% notes payable.

Wizzard's net loss available to common shareholders was $3,511,306, or $0.07 per share, in the first six months of 2009.  This represents a 26% decrease from our net loss of $4,750,054, or $0.11 per share, in the first six months of 2008. During the first six months of 2009, non-cash expenditures totaled $1,727,819, a 22% decrease from non-cash expenditures of $2,221,656 in the first six months of 2008.

The following is a summary of non-cash expenditures:

	For the Six		For the Three
	Months Ended		Months Ended
	June 30,		June 30,

	2009	2008	2009	2008
NON-CASH EXPENDITURES
Amortization of discount on notes payable	305,710	482,158	155,733	113,595
Re-pricing and extension of warrants	1,022,338	-	1,022,338	-
Stock option grants	23,970	412,589	-	255,073
Depreciation and amortization expense	106,606	133,730	71,855	68,448
Interest expense paid with stock	62,953	11,988	58,046	10,396
Issuance of warrants to extend notes	-	263,483	-	-
Non-cash expense	1,521,577	1,303,948	1,307,972	447,512
Expenditures paid with issuance of stock	206,242	917,708	105,268	192,900
Total non-cash expenditures	1,727,819	2,221,656	1,413,240	640,412

Liquidity and Capital Resources.

Cash on hand was $885,479 at June 30, 2009, a decrease of $844,882 over the $1,730,361 on hand at December 31, 2008.  Cash used in operations for the six months ended June 30, 2009, was $1,427,716, a decrease of 44% over the $2,550,749 cash used in operations for the six months ended June 30, 2008.

Cash used in investing activities of $5,166 was for the purchase of equipment during the six months ended June 30, 2009.  Cash used in investing activities was $126,843 primarily for the purchase of equipment during the six months ended June 30, 2008.

Cash provided by financing activities was $588,000 which was the result of the issuance of common stock during the six months ended June 30, 2009.  Cash used in financing activities was $258,862 used for payment of preferred dividend, capital lease and note payable during the six months ended June 30, 2008.

The Company used common stock to pay $206,242 in consulting services during the six months ended June 30, 2009. In doing so, management believes we have helped conserve Wizzard's cash liquidity for operational and expansion purposes.

The Company believes it is still in the early stages of the new and developing digital media publishing services, and estimates it will require approximately $200,000 per month to maintain current operations and grow our digital media business.

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

The following table reflects our contractual obligations as of June 30, 2009:

Contractual Obligations		Less than	1-3
	Total	1 Year	Years
Guaranteed Royalty	$300,000	$300,000	$-
Long-Term Obligations(1)	2,374,810	2,374,810	-
Rent	27,000	16,200	10,800
Total	$2,701,810	$2,691,010	$10,800

(1)

Includes the long term notes payable held by three institutional investors.  The obligations are convertible into common stock at $0.50 per share and total $1,374,810.

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

As of June 30, 2009, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Risks relating to our business and our common stock are described in Item 1A of our Annual Report on Form 10-K-A1 for the calendar year ended December 31, 2008, which was filed with the Securities and Exchange Commission on June 2, 2009.  During the quarterly period ended June 30, 2009, there were no material changes in these risk factors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

(a)   None, not applicable

(b)  During the quarterly period ended June 30, 2009, there were no changes to the procedures by which shareholders’may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

31.1 - 302 Certification of Christopher J. Spencer

31.2 - 302 Certification of John Busshaus

32 - 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date:	8/14/09	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	8/14/09	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	8/14/09	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	8/14/09	/s/ David Mansueto
David Mansueto
Director

Date:	8/14/09	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	8/14/09	/s/ Douglas Polinsky
Douglas Polinsky
Director