Form 10-Q
period 2009-09-30
WIZZARD SOFTWARE CORP /CO
filed 2009-11-16
CIK 1074909

FORM 10-Q

Securities and Exchange Commission

Washington, D. C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

As of November 4, 2009, there were 53,445,116 shares of common stock, par value $.001, of the registrant issued and outstanding.

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
FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets	3

Consolidated Unaudited Statements of Operations	4

Consolidated Unaudited Statements of Cash Flows	5 - 9

Notes to Unaudited Consolidated Financial Statements	10 - 25

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2009	December 31, 2008
CURRENT ASSETS:	(unaudited)
Cash	$857,042	$1,730,361
Accounts receivable, net of $34,200 and $34,200 allowance, respectively	529,744	764,918
Prepaid expenses	55,738	37,465
Total current assets	1,442,524	2,532,744

PROPERTY AND EQUIPMENT, net	145,313	211,376
GOODWILL	20,459,669	20,459,669
DEFINITE LIFE INTANGIBLE ASSETS, net	233,929	37,500
OTHER ASSETS	3,582	4,757
Total assets	$22,285,017	$23,246,046

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$490,618	$430,169
Accrued expenses	339,204	315,742
Notes payable - current portion	1,000,000	-
Convertible Notes Payable, net of discount of $198,519 and $350,276, respectively	1,176,293	1,069,734
Deferred revenue	6,264	46,943
Total current liabilities	3,012,379	1,862,588
NOTES PAYABLE, less current portion	-	1,000,000

Total liabilities	3,012,379	2,862,588

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, 4,182 and 6,032 Series A cumulative, convertible, contingently redeemable shares issued and outstanding with liquidation preferences, respectively	4	6
Common stock, $.001 par value, 100,000,000 shares authorized, 53,445,116 and 45,713,981 shares issued and outstanding, respectively	53,445	45,714
Additional paid-in capital	73,895,796	69,994,782
Accumulated deficit	(54,676,607)	(49,657,044)
Total stockholders' equity	19,272,638	20,410,419
Total liabilities and stockholders' equity	$22,285,017	$23,246,046

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE
Software	$278,098	$197,834	$599,288	$657,309
Healthcare	771,570	1,011,921	2,135,443	2,957,432
Media Services	334,550	323,584	988,979	1,052,949
Total Revenue	1,384,218	1,533,339	3,723,710	4,667,690
COST OF GOODS SOLD
Software	90,490	92,366	251,246	298,630
Healthcare	510,414	786,502	1,445,210	2,076,341
Media Services	251,643	239,332	740,893	813,558
Total Cost of Goods Sold	852,547	1,118,200	2,437,349	3,188,529
Gross Profit	531,671	415,139	1,286,361	1,479,161
OPERATING EXPENSES
Selling expenses	114,187	316,736	473,425	861,926
General and administrative	832,475	1,026,557	2,684,556	3,543,626
Consulting fees	294,457	394,565	819,077	2,124,315
Research and development	106,417	10,728	222,803	66,731
Total Expenses	1,347,526	1,748,586	4,199,861	6,596,598
LOSS FROM OPERATIONS	(815,855)	(1,333,447)	(2,913,500)	(5,117,437)

OTHER INCOME (EXPENSE):
Extension and re-pricing of warrants	(255,322)	-	(1,277,660)	-
Extension of notes payable	-	-	-	(263,483)
Interest on income	274	7,711	2,024	57,275
Interest expense	(437,446)	(27,947)	(832,690)	(569,443)
Other income(expense)	100	(84)	2,262	3,630
Total Other Income (Expense)	(692,394)	(20,320)	(2,106,064)	(772,021)
LOSS BEFORE INCOME TAXES	(1,508,249)	(1,353,767)	(5,019,564)	(5,889,458)
CURRENT INCOME TAX EXPENSE	-	-	-	-
DEFERRED INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(1,508,249)	$(1,353,767)	$(5,019,564)	$(5,889,458)

DIVIDENDS:
Preferred dividend	-	(106,452)	-	(320,815)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(1,508,249)	(1,460,219)	(5,019,564)	(6,210,273)

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	$(0.03)	$(0.03)	$(0.10)	$(0.14)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	50,929,916	44,917,211	48,587,426	44,405,713

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(5,019,564)	$(5,889,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	698,038	482,158
Compensation for re-pricing and extension of warrants	1,277,660	-
Compensation for extension of notes payable	-	263,483
Stock for non cash expenses	348,792	986,528
Non-cash compensation - options issued	30,539	444,490
Non-cash interest expense on notes payable	62,953	123,642
Depreciation and amortization expense	219,030	196,001
Change in allowance for bad debt	-	-
Change in assets and liabilities:
Accounts receivable	235,175	74,351
Prepaid expenses	(17,098)	(70,910)
Accounts payable	60,448	(375,170)
Accrued expense	(29,237)	122,600
Deferred revenue	(40,679)	(18,737)
Net Cash Used in Operating Activities	(2,173,943)	(3,661,022)

Cash Flows from Investing Activities:
Purchase of property & equipment	(7,376)	(120,649)
Acquisition of PNPP	-	(6,264)
Acquisition of iClipx	-	(12,500)
Net Cash Used in Investing Activities	(7,376)	(139,413)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	1,308,000	-
Payment on preferred dividend	-	(422,074)
Payments on capital lease	-	(26,726)
Payments on note payable	-	(34,809)
Net Cash Provided by Financing Activities	1,308,000	(483,609)

Net Decrease in Cash	(873,319)	(4,284,044)
Cash at Beginning of Period	1,730,361	6,036,209
Cash at End of Period	$857,042	$1,752,165
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$90,016	$10,880
Income taxes	$-	$-

(Continued)

See accompanying notes to unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Schedule of Non-cash Investing and Financing Activities (Continued):

For the nine months ended September 30, 2009:

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

On June 25, 2009, the Company recorded $241,850 of non-cash expense related to the re-pricing of certain warrants.

On July 16, 2009, the Company issued 47,500 common shares upon the exercise of options valued at $23,750 to consultants for services rendered.

On August 31, 2009, the Company issued 47,500 common shares upon the exercise of options valued at $22,500 to consultants for services rendered.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Schedule of Non-cash Investing and Financing Activities (Continued):

On August 31, 2009 the Company issued 275,000 common shares upon re-pricing of warrants and immediate conversion of warrants, recording $132,000 in expense.

On September 17, 2009 the Company issued 210,372 common shares upon re-pricing of warrants and immediate conversion of warrants, recording $100,978 in other expense.

On September 17, 2009, the Company issued 456,000 restricted common shares for the purchase of distribution rights to Developers Apps valued at $289,320.

On September 17, 2009, the Company issued 200,000 restricted common shares valued at $96,000 for consulting services.

On September 17, 2009, the Company recorded $22,344 of non-cash expense related to the re-pricing of certain warrants.

On September 17, 2009, the Company recorded $94,289 of non-cash expense related to the re-pricing of convertible notes payable.

During the first nine months of 2009, the company recorded $30,539 of non-cash compensation expense related to the vesting of certain stock options.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2009, and the results of operations and cash flows for the periods ended September 30, 2009 and 2008 have been made.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The consolidated financial statements are consolidated and included the accounts of Wizzard and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

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

Reclassification – The financial statements for the period ended prior to September 30, 2009 have been reclassified to conform to the headings and classifications used in the September 30, 2009 financial statements.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2009, the Company had cash balances of $248,534 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2009 and December 31, 2008, the Company has an allowance for doubtful accounts of $34,200 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2009 and 2008, the Company had no change to the allowance for bad debt.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets of two to ten years.

Goodwill and Definite-life intangible assets - The Company accounts for Goodwill and definite-life intangible assets in accordance with provisions of Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles  Goodwill and Other (formerly "SFAS" No. 142, "Goodwill and Other Intangible Assets".)  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350.  Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment.  Topic 350 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with Topic 360, criteria for recognition of an impairment of Long-Lived Assets.

Software Development Costs - We account for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet our internal needs in accordance with FASB ASC 985 Software (formerly SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed and Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.) We have determined that technological feasibility for our products to be marketed to external users was reached shortly before the release of those products. As a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. In addition, costs incurred during the application development stage for software programs to be used solely to meet our internal needs were not material.

Loss Per Share - The Company computes loss per share in accordance with FASB ASC Topic 260 (formerly Statement of Financial Accounting Standards "SFAS" No. 128 "Earnings Per Share,") which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 9).

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 (formerly Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes.")  This topic requires an asset and liability approach for accounting for income taxes. (see Note 10).

Advertising Costs - Advertising costs are expensed as incurred and amounted to $112,125 and $176,313 for the nine months ended September 30, 2009 and 2008, respectively.

Fair Value of Financial Instruments - The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•

Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 •

 Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

 •

 Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable approximates their recorded values due to their short-term maturities.

Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-605, Software — Revenue Recognition, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104.

Software - The Company sells packaged and custom software products and related voice recognition product development consulting.

Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software and iphone application products are recorded when the payment has been received and the software has been shipped or downloaded.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  Provisions are recorded for bad debts and at September 30, 2009 and 2008 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales and iphone applications to and through distributors and resellers is recorded when payment is received and the related products are shipped or downloaded. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

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

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs, and amount to $222,803 and $66,731, respectively for the nine months ended September 30, 2009 and 2008.

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 8.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the periods presented in the accompanying consolidated financial statements, the Company has granted options under its 2007 and 2008 defined stock option plans. The Company accounts for options in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 718, Compensation – Stock Compensation.  Non-cash compensation cost of $30,539 and $444,490 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the nine months ended September 30, 2009 and 2008, respectively.  Non-cash compensation cost of $221,292 and $227,540 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the nine months ended September 30, 2009 and 2008.

Recently Issued Accounting Standards –

In June 2009, the FASB issued ASU No. 2009-01, Topic 105 — Generally Accepted Accounting Principles amendments based upon Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162 (“ASU 2009-01”). ASU 2009-1 adopts Statement of Financial Accounting Standards (“SFAS”) No. 168 and establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles to be applied to financial statements of nongovernmental entities in conformity with U.S. GAAP. ASU 2009-1 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s implementation of ASU 2009-01 during the third quarter of 2009 did not affect its consolidated results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

NOTE 3 – PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	September 30, 2009	December 31, 2008

Furniture, fixtures and equipment	2-10 yrs	$383,932	$376,556
Production molds	3 yrs	47,710	47,710
Software	2-5 yrs	11,964	11,964
		443,606	436,230
Less: Accumulated depreciation		(298,293)	(224,854)
Property & equipment, net		$145,313	$211,376

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $73,439 and $51,894, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

Intangible Assets – The Company’s definite life intangible assets consist of a non-compete agreement which is amortized on a straight-line basis over its estimated useful life.  Amortization expense of $145,591 and $128,125 was recorded for the nine months ended September 30, 2009 and 2008, respectively.

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

On July 10, 2009, the Company recorded intangible assets of $10,600 in connection with the purchase of the distribution rights for the i-phone applications of Word Party and Dietician. The estimated useful life of this asset is one year and the asset is being amortized on a straight-line basis over its estimated useful life.

On July 11, 2009, the Company recorded intangible assets of $10,600 in connection with the purchase of the distribution rights for the i-phone application of Yo Mamma. The estimated useful life of this asset is one year and the asset is being amortized on a straight-line basis over its estimated useful life.

On September 3, 2009, the Company recorded intangible assets of $30,500 in connection with the purchase of the distribution rights for the i-phone application of iBonsai. The estimated useful life of this asset is one year and the asset is being amortized on a straight-line basis over its estimated useful life.

Amortization of definite live intangible assets will be $240,471 and $157,799 for 2009 and 2010, respectively.

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

NOTE 5 - NOTES PAYABLE

On October 27, 2006, the Company closed a Subscription Agreement by which three institutional investors purchased a) a 5% convertible notes payable having a total principal amount of $2,375,000, convertible into  common shares of the Company at $2.00 per share and maturing April 27, 2008; b) Class A Warrants to purchase a total of 593,750 shares of common stock, at $2.50 per share, exercisable for three years, and c)Class B Warrants to purchase a total of 1,187,500 shares of common stock at $2.00 per share, exercisable until 180 days after the effective date of the Registration Statement. As the conversion price for the note was below the fair value of the common stock on the date issued, the Company recorded a discount on the note for beneficial conversion feature of the note in accordance with the provisions found in FASB ASC Topic 470 (formerly EITF 98-5). The fair value of the beneficial conversion feature and Class A and Class B warrants were reduced on a pro-rata basis to the $2,375,000 proceeds received from the subscription and recorded as a discount against the note.  The $968,000 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of September 30, 2009, the Company has amortized $2,375,000 of the discount.  On November 7, 2008, the maturity date of one note payable was extended to October 15, 2009.  On September 17, 2009, the maturity date of one of the note payable was extended to April 15, 2010

The Class A Warrants and Class B Warrants were valued using the Black-Scholes pricing model using the following weighted average assumptions 77.19% volatility, 1.33 years expected life, 5.08% risk free interest rate and expected dividend yield of zero.

On November 28, 2008, the Company changed the conversion price of the 5% Convertible Notes Payable from $2.00 per share to $1.00 per share.  As the conversion price for the note was at the fair value of the common stock on the date of the change, the Company recorded a $420,885 discount on the note for beneficial conversion feature of the note in accordance with the provisions found in FASB ASC Topic 470 (formerly EITF 98-5).  On June 29, 2009, the Company changed the conversion price of the 5% Convertible Notes Payable from $1.00 per share to $0.50 per share. As a result, the Company recorded a $567,493 discount on the notes for the beneficial conversion feature of the notes in accordance with the provisions found in FASB ASC Topic 470 (formerly EITF 98-5).  On September 17, 2009 the changed the conversion price of the 5% Convertible Notes Payable from $0.50 per share to $0.40 per share As a result, the company recorded a $236,162 discount on the notes for the beneficial conversion feature of the notes in accordance with the provisions found in FASB ASC Topic 470 (formerly EITF 98-5).  As of

September 30, 2009, the Company amortized $37,645 of the discount, with the remaining $198,517 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.

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

NOTE 6 - LEASES

Operating Lease - The Company leases office space, in Pittsburgh, Pennsylvania, on a month to month basis for $4,231 a month. The Company leases additional office space in Casper, Wyoming from the former owner of Interim Healthcare of Wyoming, Inc., for $4,750 a month through June 2011.  The Company further leases space in Billings, Montana for of $1,350 a month through February 2011.

NOTE 7 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of September 30, 2009, the Company had 4,182 Series A Preferred shares issued and outstanding. The Series A Preferred shares have no voting rights, with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Preferred shares, dividends, and any damages are convertible into common shares at $1.00 per common shares.

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

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value.  As of September 30, 2009, the Company had 53,445,116 common shares issued and outstanding.

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

On July 16, 2009, the Company issued 47,500 common shares upon the exercise of options valued at $23,750 to consultants for services rendered.

On August 31, 2009, the Company issued 47,500 common shares upon the exercise of options valued at $22,800 to consultants for services rendered.

On August 31, 2009 the Company issued 275,000 common shares upon re-pricing of warrants and immediate conversion of warrants, recording $132,000 in other expense.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK (Continued)

On September 17, 2009 the Company issued 210,372 common shares upon re-pricing of warrants and immediate conversion of warrants, recording $100,978 in other expense.

On September 17, 2009, the Company issued 456,000 restricted common shares for the purchase of distribution rights to Developers Apps valued at $289,320.

On September 17, 2009, the Company issued 200,000 restricted common shares valued at $96,000 for consulting services.

On September 17, 2009, the Company recorded $94,289 of non-cash expense related to the re-pricing of convertible notes payable.

On September 17, 2009, the Company closed a Subscription Agreement by which an institutional investor purchased 1,800,000 shares of Common Stock, par value $.001, for a total amount of $720,000.

During the first nine months of 2009, the company recorded $30,539 of non-cash compensation expense related to the vesting of certain stock options.

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

NOTE 8 – STOCK OPTIONS AND WARRANTS

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a 2008 Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 400,000.  At September 30, 2009, 5,334 options were available to be granted under the 2008 Key Employee Plan.  During the nine months ended September 30, 2009, the Company granted 394,666 options.

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan").  Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Plan may not exceed 200,000.  At September 30, 2009, 7,500 options were available to be granted under the 2008 Plan.  During the nine months ended September 30, 2009, the Company granted 17,500 options.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

At September 30, 2009, no options were available to be granted under the 2007 Key Employee Plan.  During the nine months ended September 30, 2009, the Company granted no options.

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan"). Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000.  At September 30, 2009, 3,245 options were available to be granted under the 2007 Plan.  During the nine months ended September 30, 2009 and 2008, the Company granted 10,000 and 56,500 options, respectively.

2005 Stock Option Plan - During 2005, the Board of Directors adopted a Stock Option Plan ("2005 Plan"). Under the terms and conditions of the 2005 Plan, the Board is empowered to grant stock options to employees, officers, directors, and consultants of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2005 Plan may not exceed 220,000.  At September 30, 2009, total options available to be granted under the 2005 Plan totaled 95.  During the nine months ended September 30, 2009, the Company granted no options.

The fair value of option grants during the nine months ended September 30, 2009 and 2008 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the nine months ended September 30, 2009 and 2008 were as follows:

	2009	2008
Dividend yield	0%	0%
Expected life	3 yrs	4 yrs
Expected volatility	104.8%	85.6%
Risk-free interest rate	1.64%	2.80%

A summary of the status of options granted at September 30, 2009, and changes during the period then ended are as follows:

	For the Nine Months Ended
	September 30, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	742,500	$2.15	5.2 years	$-
Granted	422,166	0.51	2.7 years	-
Exercised	(388,166)	0.00	-	-
Forfeited	(270,000)	2.34	-	-
Expired	-	-	-	-
Outstanding at end of period	506,500	1.95	5.3 years	-
Vested and expected to vest in the future	506,500	1.95	5.3 years	-
Exercisable at end of period	472,500	2.06	5.2 years	-
Weighted average fair value of options granted	506,500	$1.95	5.3 years	$-

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

The Company had 105,000 non-vested options at the beginning of the period with a weighted average exercise price of $2.10.  At September 30, 2009 the Company had 34,000 non-vested options with a weighted average exercise price of $0.51.

The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $221,292 and $227,540, respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2009 (for outstanding options), less the applicable exercise price.

During the nine months ended September 30, 2009 and 2008, the Company recorded $30,539 and $444,490 of non-cash compensation expense related to the vested stock options issued to employees.

For the nine months ended September 30, 2009 and 2008, the Company recorded non-cash compensation cost of $221,292 and $227,540 for vested and exercised options issued to employees and consultants.

Warrants - A summary of the status of the warrants granted is presented below for the nine months ended:

	September 30, 2009		September 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,336,351	$2.62	4,123,851	$2.42
Granted	-	-	400,000	2.85
Exercised	1,704,884	0.00	-	-
Forfeited	-	-	-	-
Expired	513,333	2.27	-	-
Outstanding at end of period	1,118,134	$1.74	4,523,851	$2.46

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

NOTE 9 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net loss (numerator)	$(1,508,249)	$(1,353,767)	$(5,019,564)	$(5,889,458)
Accrued dividend	-	(106,452)	-	(320,815)
Net loss available to common shareholders (numerator)	$(1,508,249)	$(1,460,219)	$(5,019,564)	$(6,210,273)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	50,929,916	44,917,211	48,587,426	44,405,713

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

At September 30, 2009, the Company had 1,118,134 warrants outstanding to purchase common stock of the Company at $0.40 to $2.85 per share, the Company had 506,500 options outstanding to purchase common stock of the Company at $0.51 to $2.89 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 3,437,025 shares of common stock, [See Note 5], and a 7% cumulative Series A Preferred shares wherein the holder could convert the note into a minimum of 4,182,000 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

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

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740 which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at September 30, 2009 operating loss carryforwards of approximately $33,000,000 which may be applied against future taxable income and which expires in various years through 2029.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $14,500,000 as of September 30, 2009, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the nine months ended September 30, 2009 approximated $2,100,000.

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

Contingent Consideration for the Purchase of the Distribution Rights of Word Party and Dietician   As part of the purchase agreement, the Company agreed to issue an additional 15,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $15,000 through the first six month after closing and an additional 15,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $15,000 during the second six months after closing.

Contingent Consideration for the Purchase of the Distribution Rights of Yo Mamma   As part of the purchase agreement, the Company agreed to issue an additional 10,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $15,000 through the first six month after closing and an additional 10,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $15,000 during the second six months after closing.

Contingent Consideration for the Purchase of the Distribution Rights of iBonsai   As part of the purchase agreement, the Company agreed to issue an additional 35,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $55,000 through the first six month after closing and an additional 35,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $55,000 during the second six months after closing.

NOTE 12 - SEGMENT REPORTING

In accordance with FASB ASC 280 Segment Reporting, the Company’s operations are divided into three independent segments – software, media and healthcare. The Company does not have any inter-segment revenues and the Company uses the same accounting principles used to prepare the consolidated financial statements for all operating segments.

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

The following is a summary of the Company’s operations by segment for the nine months ended September 30, 2009 and 2008: (in thousands)

	2009				2008
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$599	$989	$2,135	$3,723	$657	$1,053	$2,958	$4,668
Cost of sales	251	741	1,445	2,437	298	814	2,076	3,188
General and administrative	1,323	738	624	2,685	1,713	1,230	601	3,544
Consulting	767	32	20	819	1,548	517	60	2,125
Selling	116	314	43	473	124	698	40	862
Research and development	-	223	-	223	51	16	-	67
Compensation for re-pricing/extension of warrants	1,278	-	-	1,278	264	-	-	264
Other income	3	-	1	4	52	3	6	61
Interest expense	832	-	-	832	559	-	9	568
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(3,965)	$(1,059)	$4	$(5,020)	$(3,848)	$(2,219)	$178	$(5,889)

Total assets	1,897	18,646	1,735	22,278	3,192	18,658	2,127	23,977
Depreciation	17	46	10	73	29	16	23	68

The following is a summary of the Company’s operations by segment for the three months ended September 30, 2009 and 2008: (in thousands)

	2009				2008
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$278	$335	$771	$1,384	$198	$323	$1,012	$1,533
Cost of sales	90	252	510	852	92	239	787	1,118
General and administrative	440	180	213	833	427	427	172	1,026
Consulting	291	-	3	294	244	130	20	394
Selling	59	39	16	114	33	269	15	317
Research and development	-	107	-	107	2	9	-	11
Compensation for re-pricing/extension of warrants	498	-	-	498	-	-	-	-
Other income	-	-	-	-	6	-	1	7
Interest expense	195	-	-	195	26	-	2	28
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(1,295)	$(243)	$29	$(1,509)	$(620)	$(751)	$17	$(1,354)

Depreciation	5	15	3	23	11	6	3	20

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENT

Subsequent events have been evaluated through the date and time this quarterly report on Form 10-Q was filed:

On October 8, 2009, the Company recorded an intangible asset of $25,000 in connection with the purchase of the distribution rights of Space Buster 3D.

On November 3, 2009, the Company recorded $28,508 of non-cash expense related to the extension of A Warrants.

On November 9, 2009, the Company issued 192,535 common shares in payment of a $75,000 note payable and $2,014 of accrued interest.

On November 9, 2009, the Company issued 125,000 common shares in payment of a $50,000 note payable.

On November 11, 2009, the Company issued 14,581 common shares in payment of a $5,832 of accrued interest.

On November 11, 2009, the Company issued 34,275 common shares in payment of a $13,710 note payable.

On November 16, 2009, the Company issued 250,000 common shares in payment of a $100,000 note payable.

Item 2.   Management's Discussion and Analysis.

Highlights of Third Quarter, 2009

Our business, for the last thirteen years, has been focused on the speech recognition technology industry.  As a result of our commitment to speech technologies, we have been able to position ourselves as a leader in the fast growing podcasting industry currently taking shape on the Internet.  Below is an update of our entire business, from our most recent entry into podcasting and apps, where we expect most of our future growth to occur, to our legacy businesses of offering core speech engine tools for software developers and technology solutions for the healthcare industry.  Currently, our healthcare operations make up 57% of our revenue, but we expect our digital media publishing business to become our largest revenue generator at some point 2010, and provide the largest revenue growth in the future.  We believe this is due to the size of our podcast operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through advertising and sales.  The network growth of our media operation has occurred faster than initially expected and it is Management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and advertisers and audiences showing increased interest in the medium.  At this time, paid search advertising is the largest and most profitable segment of the internet advertising industry (Google, Yahoo, etc), but Management believes the overall digital media advertising segment has the potential over the next five years to grow into the largest segment of the Internet advertising industry.  Wizzard believes that our network and relevance in our industry will continue to grow by leaps and bounds and that Wizzard is positioned to be one of the leading companies in the podcast monetization business.

1.

WIZZARD MEDIA

Wizzard Media is the two-year old division for our podcast business.  Wizzard Media currently operates the industry’s largest network of independent and professional podcast publishers utilizing RSS as a distribution method.  Wizzard’s media business generates revenues through publishing services, advertising sales and App sales.  The Wizzard Network received over 2.2 billion download requests for shows over the last two years from over 50 million unique audience members.  In the third quarter of 2009, the Wizzard Network received approximately 330 million download requests for episodes vs. approximately 287 million download requests in the third quarter of 2008, an increase of 15%. The audience consuming podcasts from the Wizzard Network grew from 13 million unique audience members in the third quarter of 2008 to 18 million uniques in the third quarter of 2009.  In the second quarter of 2009, Wizzard discontinued its Switchpod and Blastpodcast free podcast hosting and distribution services, transferred all paying accounts on those two services over to its ‘pay only’ service, Libsyn, and offered a special 90 day inexpensive package to all previously non paying customers.  As a result of Wizzard discontinuing our free hosting and distribution services and switching to a ‘pay only’ service, the total number of podcasts hosted and distributed by Wizzard went from 20,000 to 11,600.  During the third quarter of 2009, the total number of podcasts hosted and distributed by Wizzard grew to 12,281, an increase of 6%.  In the same period, Wizzard’s publishing fees rose from $248,437 to $256,702.  Wizzard's publishing platform grew by over 681 new podcast shows in the second third of 2009 versus 3,300 in the third quarter of 2008, which at the time, included free accounts.  The total number of active episodes for the shows on the Wizzard Network grew from 667,000 as of the end of the first quarter of 2009 to 916,000 as of the end of the third quarter of 2009, an increase of approximately 249,000 episodes available for immediate distribution.  A significant portion of the 193,000 newly added files came from our free Switchpod podcasting service and were not previously included in the total file count as they were non-paid accounts and were subject to removal from the network at any given time.  With the continuing success of Apple's iPod, iPhone and Apple TV, along with RSS aggregators from Adobe and others, Wizzard expects the number of content publishers using our service and the number of consumers watching the shows we distribute to continue to grow on an annual basis.  Wizzard's LibsynPRO Enterprise networks grew to 109 in the third quarter of 2009, up from 100 in the second quarter of 2009.  Management believes that Wizzard Media offers the best podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  Through the third quarter of 2009, our total publishing service revenue, including data transfer, was $744,596.  As Wizzard Media derives a portion of its revenues through data transfer from PRO customers, operating a feature rich version of the PRO publishing platform provides

Management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business.  Through the third quarter of 2009, revenue from data transfer totaled $89,005.

-WIZZARD MEDIA – PUBLISHING SERVICES

–Hosting, Distribution Network, Content, Platform Development

In the third quarter of 2009 the Wizzard Network received approximately 330 million download requests for podcast episodes vs. approximately 287 million download requests in the third quarter of 2008, from a wide variety of distribution outlets to which Wizzard syndicates content.  The Wizzard Media network received over 3.6 million requests for podcasts per day in the third quarter of 2009.  Our network audience held steady at approximately 18 million unique people around the world in the third quarter of 2009.  Historically, the second and third quarter downloads and audience sizes decline from what is traditionally a strong first quarter.  Download requests are calculated by counting the number of shows requested for download by audience members using sophisticated in-house filters and third party measurement services such as Nielsen NetRatings.  Wizzard works to generate revenue by inserting advertisements in the shows in partnership with the show’s publishers.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Wizzard’s third party advertising partners and its in-house advertising sales team to fill.

Currently, Wizzard Media distributes digital shows for our producers to a variety of web portals and content aggregators (approximately 27 in all), for both download and video streaming, including: Wizzard.tv, Veoh.com, SevenLoad, MySpace, Apple TV (Featured Provider), iTunes (Featured Provider), YouTube (Partner Channel), Google (Affiliate Network), Adobe Media Player, Daily Motion (Featured Channel), Zune Marketplace and MySpace (Featured Channel).  Some of these channels were created solely to expand audience reach for our publishers and some to expand audience reach and generate revenues for Wizzard and our publishers through ad sales by the 3 rd party portal’s advertising sales team.  Approximately 70% of the shows Wizzard distributes reach audiences using Apple’s iTunes platform which includes iTunes on the computer, iPod, Apple TV and the iPhone.  It is Management’s opinion that the Wizzard Network’s substantial presence in the iTunes Podcast Store is one of the Company’s most valuable assets as consumers using iTunes are early adopters and spend money regularly on digital media.   We believe this provides Wizzard with a unique offering for advertisers seeking that type of consumer and provides Wizzard with other monetization opportunities for its podcast publishers.

Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS podcasting as a distribution method. Wizzard's publishing platform grew by over 681 new podcast shows in the third quarter of 2009. The total number of active episodes for the shows on the Wizzard Network grew from 667,000 as of the end of the first quarter of 2009 to 916,000 as of the end of the third quarter of 2009, an increase of approximately 249,000 episodes available for immediate distribution.  (A significant portion of the 249,000 newly added files came from our Switchpod podcasting service and which were not previously included in the total file count as they were non-paid accounts and were subject to removal from the network at any given time.)  An increase in the number of shows and individual episodes helps Wizzard gain additional distribution for our publishers and correlates to more downloads, larger audiences and increases our chances of securing advertisers for said shows in addition to increasing hosting/publishing revenues.  With the continuing success of Apple's iPod, iPhone and Apple TV, along with RSS aggregators from Adobe and other companies, we expect the number of publishers using our service and the number of consumers watching the shows we distribute to continue to grow in the foreseeable future.  Wizzard's LibsynPRO enterprise service grew to 109 active networks as of the end of the third quarter of 2009.  We continue to see extremely positive reception by major media publishers for our LibsynPRO publishing and advertising platform.

Some of the other more notable shows joining the Wizzard Media Network in the third quarter of 2009 were:

•

The Steve Dahl Show – This is the podcast for the longtime Chicago radio personality – Steve Dahl.

•

Dealista’s Quick and Dirty Tips – A new podcast from the folks at QDNow, this one focuses on tips for finding good deals / bargains.

•

Dilbert Cartoon – This brings to life the daily Dilbert comic strip as a short video podcast.  It is produced by Ringtales.

•

The New Yorker Cartoon – This brings to life the New Yorker comics as a short video podcast.  It is produced by Ringtales.

•

Trance Around the World – This is a large audio dance music podcast that has hosted with Libsyn for quite some time and has now agreed to accept advertising.

Some of the above mentioned new publishers are utilizing our media services and in turn we have the ability to bring advertising to their shows.  Others are obtaining ads themselves and utilizing our Ad Insertion and Ad Management technology, Alchemy, in addition to Wizzard having the opportunity to bring advertising to their shows.  Then, there are publishers for which we are distributing their content and in turn, we have the ability to license the content to a third party and/or bring advertising to their show.  Any revenue generated from obtaining ads or the licensing of the content will be shared with the publisher of the show.  While the addition of these new shows will have minimal impact on revenue during 2009, Management believes that by publicizing our high profile shows it lends credibility to our service and helps to attract new publishers, distribution outlets and advertisers.

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

Wizzard’s development team continues to refine the Podcast Companion Apps platform.  During the third quarter, the platform was upgraded which brought interface refinements to all currently released Podcast Companion Apps. With App development increasing rapidly and across various platforms, the Wizzard development team will continue our rapid improvement strategy with releases being made in short, timely cycles, working towards the launch of the LibysnPro 3.0 unified platform.

Wizzard's speech recognition system continues to process hours of podcast content allowing for better discovery of content, advertising targeting and brand safety.  Below are various statistics from the speech system and its efforts of converting shows on the Wizzard Media Network to searchable text.

Wizzard Speech System for Digital Media Statistics*

Number of Total Words Captured	351,201,307
Number of Shows Transcribed	3,594
Number of Episodes Transcribed	92,534
Minutes of Processed Content	2,366,975
Number of Unique Words Captured	33,502

*as of October 7, 2009

WIZZARD MEDIA - ADVERTISING

In the third quarter of 2009, Wizzard executed multiple national advertising campaigns for companies including Starz, ProFlowers, and Audible.  These campaigns run across multiple shows, bringing the total number of advertising campaigns launched in 2009 to 57 with 18 different advertisers, and 37.7 million ad impressions, resulting in $233,267 in 2009 advertising revenue.  In the third quarter of 2009, Wizzard had its second best quarter with 14.6 million ad impressions delivered versus 5.5 million ads delivered in the third quarter of 2008.  A portion of the increase in ad impressions is due to the Company’s partnership with Triton Media.  The campaigns mentioned above are a combination of brand ads sold directly by Wizzard, direct response ads and remnant ads provided by third party networks.  In the third quarter of 2009, due to the global economic recession, the majority of the ad impressions were the lower margin CPM and CPA ads provided by third party networks as brand advertisers continued to significantly reduce advertising spending across all advertising categories.  Management believes that this will revert back to a higher brand ad sales ratio as economic conditions improve.

In 2008, Wizzard launched a new technical advertising insertion system, Alchemy, able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, which can be used for multiple advertising campaigns across the Wizzard Network.  Using the new system, the Wizzard Media Network had the capability to deliver over 830 million advertisements in the third quarter of 2009 if 2.5 advertisements were placed in every podcast request downloaded from the network.  In order to increase the percentage of filled advertising inventory we must continue to execute on our advertising sales strategy, integrate third party ad networks and portals and create relationships with more advertising agencies and their clients.  The advertising capabilities number mentioned above demonstrates to advertisers the reach of the Wizzard Media Advertising Network as most advertisers want to see the opportunity for large advertising campaigns when considering a new medium for their marketing plans.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor. Wizzard continues its efforts to increase advertising fulfillment with a goal to fill 20% of all available inventory for any given quarter at some point in the next year.

Client response to our advertising execution to date has been positive in Management's opinion and we continue to expand our services and brand to advertising agencies as the podcasting network of choice when considering podcast advertising.  Wizzard’s ad sales team has been aggressively courting media buyers through extensive education sessions raising awareness of digital media advertising opportunities delivered via subscribable, episodic RSS (podcast) as well as streaming via the Internet and to iPhones.  We have now had multiple advertisers renew campaigns with Wizzard demonstrating what Management believes is excellent back-end ad operational customer service on Wizzard's part and a satisfactory return on investment for our clients.

As of September 30, 2009, 940 publishers have signed up for Wizzard's advertising network.  Wizzard Media currently has 22 distinct ad categories we take to market.  Our efforts to date have been focused on the top 661 shows using our publishing platform that represent 85.7% of our global download requests. Of these 661 shows, 315 have signed up for the Wizzard advertising network representing 68.3% of the most coveted traffic for advertising sales. Wizzard will continue to aggressively market our advertising network to the remaining desired publishers not yet signed up through our Publisher Relations team.  As the number of publishers joining Wizzard’s Advertising Network grows, so does the available advertising inventory for Wizzard’s advertising sales team to sell.

Month		Potential Ad Impressions
July 2008	*	143,855,017
August 2008	*	146,070,265
September 2008		150,003,405
October 2008		163,727,852
November 2008		173,409,732
December 2008	*	179,560,792
January 2009	*	195,220,230
February 2009	*	180,530,527
March 2009		193,664,192
April 2009		176,461,565
May 2009		180,826,827
June 2009	*	186,262,002
July 2009	*	179,580,092
August 2009	*	175,638,527
September 2009		182,158,365

*

December, January and February are historically strong months for downloads. June, July and August are historically slower months for downloads.  Management believes that the above numbers demonstrate to advertisers and shareholders the reach of the Wizzard Media network as most advertisers want to see the opportunity for large advertising campaigns and shareholders want to see revenue potential.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.  Formula: Nielsen certified downloads x 2.5 (to take into account pre-

roll and post-roll position, and 50% of all downloads capable of handling 1 mid-roll ad).  While there can be no future pricing guarantees, the industry is currently charging, and plans to continue to charge, between $.01 and $.04 per downloaded ad.  The advertisements tend to be no longer than 15 to 30 seconds and several ads can be inserted in one average twenty-minute episode.

Nielsen Certified Downloads for Ad Network
Month		Downloads
April 2008		56,805,837
July 2008		57,542,007
August 2008		58,428,106
September 2008		60,001,362
October 2008		65,491,141
November 2008		69,363,893
December 2008		71,824,317
January 2009	**	78,088,092
February 2009		72,212,211
March 2009		77,465,677
April 2009		70,584,626
May 2009		72,330,731
June 2009	**	74,504,801
July 2009		71,832,037
August 2009		70,255,411
September 2009		72,863,346

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

WIZZARD MEDIA - APPS

In the first quarter of 2009, Management took note of the extremely successful launch of the iTunes App Store by Apple.  Apps are small software applications that users can purchase and download to their iPhone and iPod Touch mobile devices with relative ease.  As of November 10, 2009, there are over 100,000 Apps in the App Store that have been downloaded by consumers over 2 billion times.  App categories include video games, sports, productivity, entertainment, education and health & fitness.  Some of these Apps are free, while some are paid.  The paid Apps range in price from $.99 to $100.00, with the average price under $4.99.  Wizzard is currently exploring the Apps market on several fronts due to the fact that approximately 70% of podcast audiences comes from the iTunes Podcast Store, and Management believes this same audience makes up a portion of the consumers purchasing and downloading Apps from the iTunes App Store.  In fact, Wizzard is of the belief through experience in the podcasting business, knowledge of the podcasting consumer and survey results from podcast audiences, that the average podcast consumer is a ‘hard core’ iTunes platform user.  Therefore, they are more likely to have the latest iPod Touch and/or iPhone from Apple.  The average iPod Touch and iPhone user has downloaded 23 Apps according to mainstream media survey reports.  Piper Jaffray’s Financial Analyst, Gene Munster, is projecting total App Store revenue of $780 million in 2009 for Apple.  Apple retains 30% of all App sales to cover the cost of running the App Store and App owners/developers receive 70% of the sales proceeds.  While Wizzard’s efforts in the App Store marketplace are still in the early stages, we believe it is an obvious expansion of our podcasting business and the three ways Wizzard believes it can generate profits through the newly launched iTunes App Store are briefly outlined below.

Sale of Custom Podcast Apps

Wizzard created an App for sale in the iTunes App Store that can be customized quickly for each of our top podcast producers.   Podcasters then market their very own customized App to their show’s audience, many of whom are iPhone/iPod Touch users.  Management believes podcasters can be very successful marketing their own customized iPhone App to their audience, as they know their audience better than anyone else and are great influencers of their audience.  The reasons Management believes an audience member would want to purchase an App for a specific podcast are: 1) Easier, faster access to the content.  2) Bonus content exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts.  4) Social communication features.  5) Other benefits such as ‘flash cards’ that go along with a language learning podcast or special discounts on new products reviewed by a technology podcast, exclusively for App users.

Wizzard now provides this App as a free tool to podcasters on the Wizzard Network beginning with the podcasts that have the largest audience and eventually opening it up to every podcaster on the network.  Currently, there are approximately 12,200 paying podcasts on the Wizzard Network and approximately 18 million audience members, of which approximately 70% use iTunes to consume podcasts.  Wizzard submits each custom App to the iTunes App Store for approval, which is not guaranteed and is based on Apples terms of service and approval process, and will manage the collecting of the revenue from Apple and distribution of the podcaster’s share of the revenues.  Wizzard expects to retain approximately 35% of the sale price that will range from $.99 to $4.99 in most cases.  As of November 10, 2009, Wizzard has submitted 129 customized podcast Apps and has received approval for 89 Apps.  10% of the Apps have reached the Top 100 List of Paid Apps in their respective category and the top Podcast Apps have converted up to 15% of their audience, from free, to paid, in the first 100 days.  These Apps are being sold in 71 countries around the world via Apple’s App Store and Wizzard expects to report App sales results after the fourth quarter of 2009.

Sale of Podcast Subscriptions and Episodes Via Custom Podcast Apps

Once a podcaster has successfully marketed its own custom App to its audience and has created a significant install base, Management believes that from time to time the podcaster can offer new content on a subscription basis or release a special episode, in addition to its normal podcast episodes, and charge a nominal fee ($.99) for that episode to its audience.  The technical ability to offer subscriptions and to charge for episodes via Apps was introduced by Apple and released to its iPhone App Store developers in July of 2009.  By having a successful, extremely easy to use (no credit card info has to be entered if they already have an iTunes account; just two clicks of a button) micropayment platform in iTunes/iPhone/iPod Touch, Management believes that podcast audiences will be willing to pay a nominal fee ($.99), from time to time, for special episodes of their favorite podcast and even sign up for inexpensive subscriptions ($4.99 a month) of new content.  Wizzard will earn a portion of the subscription and episode revenue for administering the App account and delivering the content to the consumer.

Licensing, Marketing of Apps Via Podcasts

One of the most vocal complaints from iPhone App owners/developers regarding the iTunes App Store is the lack of marketing opportunities for their App within the iTunes App Store from which they are sold.  iTunes does not accept paid marketing in any fashion, unlike most traditional retail and online stores who heavily encourage in-store marketing.  As a result, the only effective way an App owner/developer can generate substantial sales for its App is by landing in a ‘Top 100 List’ maintained by the App Store and readily viewable on the iPhone and in iTunes by the App consumer.   If an App is not in the Top 100 List, or falls off the Top 100 List, sales tend to be minimal.  There are a few 3 rd party iPhone ‘in App’ overlay advertising networks that give App owners/developers the opportunity to market their App through Apps that are downloaded for free, but it is Management’s opinion, based on conversations with numerous App owners/developers as well as market research, that these ‘in App’ overlay advertising networks are not effective in terms of marketing an App and increasing sales.  As a result, due to the fact that Wizzard has access through its presence in the iTunes Podcast Store to what Management believes is the same consumer base that purchase Apps from the iTunes App Store, the Company believes it has a strong solution to a growing business problem.

Wizzard is in the early stage of licensing iPhone/iPod Apps from their owners/developers exclusively for the iTunes platform and marketing them to consumers via the podcasts Wizzard distributes through the iTunes Podcast Store in a direct response advertising method.  As of October 31, 2009, Wizzard has licensed 12 paid Apps from various App developers.  Currently, Wizzard distributes over 3.5 million podcasts per day and has a tremendous amount of available advertising inventory that can be used to market these licensed Apps.  Wizzard receives approximately 50% of the revenue for every App sold through this effort.  If successful, this could cause Wizzard to become the largest ‘advertiser’ on the Wizzard Network.  If this were to occur, it could significantly enhance our podcast business as podcasters would then have a steady stream of advertisements for their shows, which would allow them to generate income and invest more capital into production quality, marketing and episode frequency, expanding audience size and downloads.  We also believe that if we were able to assure podcast producers that Wizzard could produce a steady stream of advertisements and income, more podcast producers would be attracted to our network and be willing to pay for our podcasting services.

2.

SPEECH TECHNOLOGY & SERVICES GROUP

Wizzard Software's legacy Speech Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T, as well as through our own Internet marketing efforts with Google, Yahoo and other major Internet search engines.  In the first quarter of 2009 Wizzard revamped its Internet marketing efforts through major search engines and continues to modify it on a quarterly basis.  This new revamped effort should result in increased business leads for our speech products and services.

In the first six months of 2009, our T&S Group saw a decrease in revenue over the six months of 2008 as a result of customers delaying purchases due to the severe global economic recession.  Also, customers delayed the purchase of our top selling product, AT&T Natural Voices Text To Speech, choosing to wait until Wizzard released a new version of the product at the end of the first quarter of 2009.  As anticipated, our speech business experienced a marked increase in business during the third quarter of 2009.  The T&S Group delivered a 26% increase in revenue versus the third quarter of 2008.   The T&S Group continues to focus its efforts on core assistive application, website audio and alert systems.  The website audio file distribution category currently shows the most promise for expanded business going forward.

The Speech Technology and Services Group's focus is to increase revenue and be a preferred supplier for speech technologies to large businesses worldwide, emphasize great technologies, competitive prices, and high quality support to the speech development community and offer non-technical hosted speech conversion services to companies that have subscriber bases in fast growing market segments. There can be no guarantee that customers will be willing to pay Wizzard for these services.

3.

HEALTHCARE

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for 15 years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 56% for the third quarter of 2009, from its home healthcare and staffing operations.

As is the case with most industry segments, the medical industry felt the continued slowing of the economy during 2009.   As a result, our staffing business in Billings, Montana experienced a significant decrease in utilization of our services from the hospitals and nursing homes.  This has been driven by a decrease in the census (number of patients) utilizing these facilities.  During the first half of 2009, we took steps necessary to position ourselves for an upturn in the census for our clients’ facilities.  During the third quarter, we experienced an increase in the use of our staffing services in Billings, Montana.  While we have not yet returned to the levels achieved prior to the down turn in the economy, we have seen an increase in revenue of 78% over the prior quarter for staffing revenue in Billings, Montana, and a 15% increase in revenue over the prior quarter within our Home Healthcare segment.  Our home healthcare services continued to be strong and provided another quarter with a consistent stream of revenue.

Our Casper location continues to provide home care and staffing services.  We have established a strong management team and are looking forward to the benefits of having a tenured team leading the efforts in Casper. Casper staffing is exploring the potential of new facilities for use of supplemental services.

Our home healthcare business continues to be a substantial revenue generator for our Company as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.  Although this has been a gradual process, we believe that we are building a solid business that will offer a complimentary package of new technology and traditional services.

Results of Operations

Three Months Ended September 30, 2009 and 2008.

During the third quarter ended September 30, 2009, Wizzard recorded revenues of $1,384,218, a 10% decrease from revenues of $1,533,339 in the third quarter of 2008. The decrease for the third quarter of 2009 reflects a decrease in revenue within our Healthcare segment due to the drop in the economy experience throughout 2009, but primarily due to a decrease in our staffing revenues within our home healthcare subsidiary in Billings, Mt., as hospitals and other healthcare facilities that utilize our services experienced a significant decrease in patients.  During the third quarter we saw customers purchasing our Speech Software after delaying purchases during the first six months of 2009.   As a result revenue from our T&S group was up 26% versus the third quarter of 2009.   In the third quarter of 2009 our Media business saw an increase in revenues of 3.4%.

Cost of goods sold totaled $852,547 in the third quarter of 2009, versus $1,118,200 in the third quarter of 2008.  This decrease of 24% is a direct result of the decrease in sales of our products and services during the third quarter of 2009 due to current economic condition within our Healthcare segment.  Wizzard posted a gross profit of $531,671 during the third quarter of 2009, versus a gross profit of $415,139 in the third quarter of 2008, an increase of 28%.

In the third quarter ended September 30, 2009, operating expenses totaled $1,347,526 which was a 23% decrease from operating expenses of $1,748,586 in the third quarter of 2008.  Broken down by line item our operating expenses were:

Selling expenses in the third quarter of 2009 were $114,187 versus $316,736 in 2008, representing a 64% decrease over prior year.

General and administrative expenses were $832,475 in 2009 versus $1,026,557 in 2008, a decrease of 19%, due to measures taken within our Media business segment to reduce costs.  Salaries, wages and related expenses decreased to $476,439 in 2009 from $637,218 in 2008, a decrease of 25%, driven by an effort to reduce overhead costs within our Media business segment.  Consulting fees decreased to $294,457 in 2009 from $394,565, a decrease of 25% due to the fair market value decrease of the stock for consultants that were paid in stock and the decrease in the use of consultants in 2009 versus 2008.  Research and Development expenses in the third quarter were $106,417 versus $10,728 in 2008.

Our efforts over the last year to streamline operations, control spending, decrease the use of consultants and re-structure certain financial instruments reduced our cash spending by approximately $600,000 per quarter.

Other expenses of $692,394 versus $20,320 in the third quarter of 2008 consisted primarily of interest expense.  This increase is due to recording $255,322 of non-cash interest expense for re-pricing of warrants during the third quarter of 2009, and $392,328 of non-cash interest expense for the accretion of the discount on notes payable during the third quarter of 2009 versus none during the third quarter of 2008.

Wizzard's net loss available to common shareholders was $1,508,249, or $0.03 per share, in the quarter ended September 30, 2009.  This represents a 3% increase from our net loss of $1,460,219, or $0.03 per share, in the third quarter of 2008. During the third quarter of 2009, non-cash expenditures totaled $909,194, a 231% increase from non-cash expenditures of $274,646 in the third quarter of 2008.  The increase in non-cash expense is due to interest expense on the discount of notes payable and the re-pricing of warrants during the third quarter of 2009.

Nine months ended September 30, 2009, and 2008.

During the nine month period ended September 30, 2009, Wizzard recorded revenues of $3,723,710, a 20% decrease over revenues of $4,667,690 for the same period in 2008.  The decrease for the first nine months of 2009 reflects a decrease in revenue over all segments due to the economic conditions during 2009, but primarily due to a decrease in our staffing revenues within our home healthcare subsidiary in Billings, Mt.  We also experienced softness with customers delaying the purchase of Speech Software in the first two quarters with the economy slowing and a cut back in spending by brand advertisers in our Media Business.

In the nine months ended September 30, 2009, cost of goods sold totaled $2,437,349, a 24% decrease as compared to $3,188,529 in the nine months ended September 30, 2008. The decrease is a direct result of the decrease in sales of our products and services during the 2009 due to the economic recession. Wizzard posted a gross profit of $1,286,361 during the first nine months of 2009, versus a gross profit of $1,479,161 in the first nine months of 2008, a decrease of 13%.

Wizzard recorded total operating expenses of $4,199,861 during the nine months ended September 30, 2009, a 36% decrease as compared to operating expenses of $6,596,598 in the same period of 2008.  General and administrative expenses totaled $2,684,556 in the first nine months of 2009 versus $3,543,626 in the first nine months of 2008, a decrease of 24%, due to measures taken within our Media business segment to reduce costs.  Salaries, wages and related expenses decreased to $1,610,173 in 2009 from $2,230,369 in 2008, a decrease of 28%.

Consulting fees decreased to $819,077 in 2009 from $2,124,315, a decrease of 61% due to the fair market value decrease of the stock for consultants that were paid in stock and the decrease in the use of consultants in 2009 versus 2008.

Selling expenses in the first nine months of 2009 were $473,425 versus $861,926 in 2008.  This 45% decrease was due our efforts to focus on controlling cost and spending during 2009, especially within our media services division. Research and Development expense increased to $222,803 in the first nine months of 2009 from $66,731 in the first nine months of 2008.

In the first nine months of 2009, Wizzard recorded $1,277,660 of interest expense for the re-pricing and extension of certain warrants. In the first nine months of 2008, Wizzard recorded interest expense of $263,483, for a one year extension on the 5% notes payable.

Wizzard's net loss available to common shareholders was $5,019,564, or $0.10 per share, in the first nine months of 2009.  This represents a 19% decrease from our net loss available to common shareholders of $6,210,273, or $0.14 per share, in the first nine months of 2008. During the first nine months of 2009, non-cash expenditures totaled $2,637,012, a 6% increase from non-cash expenditures of $2,496,302 in the first nine months of 2008.

The following is a summary of non-cash expenditures:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2009	2008	2009	2008
NON-CASH EXPENDITURES
Amortization of discount on notes payable	392,328	-	698,038	482,158
Re-pricing and extension of warrants	255,323	-	1,277,660	-
Stock option grants	6,569	31,901	30,539	444,490
Depreciation and amortization expense	112,424	62,271	219,030	196,001
Interest expense paid with stock	-	111,654	62,953	123,642
Issuance of warrants to extend notes	-	-	-	263,483
Non-cash expense	766,644	205,826	2,288,220	1,509,774
Expenditures paid with issuance of stock	142,550	68,820	348,792	986,528
Total non-cash expenditures	909,194	274,646	2,637,012	2,496,302

Liquidity and Capital Resources.

Cash on hand was $857,042 at September 30, 2009, a decrease of $873,319 over the $1,730,361 on hand at December 31, 2008.  Cash used in operations for the nine months ended September 30, 2009, was $2,173,943, a decrease of 41% over the $3,661,022 cash used in operations for the nine months ended September 30, 2008.

Cash used in investing activities of $7,376 was for the purchase of equipment during the nine months ended September 30, 2009.  Cash used in investing activities was $139,413 primarily for the purchase of equipment during the nine months ended September 30, 2008.

Cash provided by financing activities was $1,308,000, which was the result of the issuance of common stock during the nine months ended September 30, 2009.  Cash used in financing activities was $483,609 used for payment of preferred dividend, capital lease and note payable during the nine months ended September 30, 2008.

The Company used common stock to pay $348,792 in consulting services during the nine months ended September 30, 2009. In doing so, management believes we have helped conserve Wizzard's cash liquidity for operational and expansion purposes.

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

Beginning two years after the issuance date of the Preferred Stock, the Company may also elect to redeem all (but not less than all) of the then outstanding Preferred Stock at a total price of:  (i) 125% of the aggregate Stated Value then outstanding; (ii) accrued but unpaid dividends; and (iii) all liquidated damages and other amounts due with respect to the Preferred Stock.  On the occurrence of certain Triggering Events as defined in Section 9(a) of the Articles of Amendment/Certificate of Designation with respect to the Preferred Stock, each holder will have the right to require the Company to redeem all of the holder’s Preferred.

The following table reflects our contractual obligations as of September 30, 2009:

Contractual Obligations		Less than	1-3
	Total	1 Year	Years
Guaranteed Royalty	$287,500	$287,500	$-
Long-Term Obligations(1)	2,374,810	2,374,810	-
Rent	122,700	73,200	49,500
Total	$2,785,010	$2,735,510	$49,500

(1)

Includes the long term notes payable held by three institutional investors.  The obligations are convertible into common stock at $0.40 per share and total $1,374,810.

The global credit market crisis, increased unemployment, the continued reductions in U.S. housing values, the volatility in the price of oil, the recession in the United States and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment. The ability to execute capital market transactions or sales of assets was extremely limited and home healthcare and media sales in North America and throughout the world contracted severely. Our liquidity position, as well as our operating performance, was negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond our control. We do not believe it is likely that these adverse economic conditions, and their effect on the media and healthcare industries, will improve significantly in 2009, notwithstanding the unprecedented intervention by governments in the United States and other countries in the global banking and financial systems.

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

As of September 30, 2009, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

Risks relating to our business and our common stock are described in Item 1A of our Annual Report on Form 10-K-A1 for the calendar year ended December 31, 2008, which was filed with the Securities and Exchange Commission on June 2, 2009.  During the quarterly period ended September 30, 2009, there were no material changes in these risk factors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the three month period ended September 30, 2009, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description
John Koistra	9-17-09	20,500	Purchase of Developer App
Victor Nguyen-Thinh Bui	9-17-09	20,500	Purchase of Developer App
Phase 2 Media	9-17-09	100,000	Purchase of Developer App
Julien Dufrenne	9-17-09	15,000	Purchase of Developer App

Gary Fung	9-17-09	300,000	Purchase of Developer App
Arthur Douglas	9-17-09	200,000	Services Rendered
Alpha Capital	9-17-09	210,372	Warrant Conversion

Management believes that these sales were exempt from registration under the Securities Act of 1933, as amended, (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

(a)   None, not applicable

(b)  During the quarterly period ended September 30, 2009, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

31.1 - 302 Certification of Christopher J. Spencer

31.2 - 302 Certification of John Busshaus

32 - 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date:	11/16/09	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	11/16/09	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	11/16/09	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	11/16/09	/s/ David Mansueto
David Mansueto
Director

Date:	11/16/09	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	11/16/09	/s/ Douglas Polinsky
Douglas Polinsky
Director