Form 10-K
period 2009-12-31
WIZZARD SOFTWARE CORP /CO
filed 2010-03-31
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class

Name of each exchange on which registered

Common Stock, $0.001 par value

NYSE AMEX

Securities Registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No  [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [  ]

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

The aggregate market value of the registrant’s voting and nonvoting common equity held by non-affiliates of the registrant as of the last business day of June 30, 2009, the registrant’s most recently completed second fiscal quarter, was $21,644,791 based on the last sales price of the registrant’s common stock reported on the NYSE Amex on that date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes shares held by directors, officers, and stockholders whose ownership exceeded 10% of the Registrant’s outstanding Common Stock. Exclusion of these shares should not be construed to indicate that any such person controls, is controlled by or is under common control with the Registrant.

As of March 5, 2010, there were 57,876,180 shares of common stock, par value $0.001, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

PART I

Item 1.  Business.

OVERVIEW

Founded in 1995, the business of Wizzard Software Corporation, a Colorado corporation ("Wizzard," "we," "our" or "us" or words of similar import), includes Media, Software and Healthcare.   Wizzard’s core focus is on our Media business, which consists of providing podcasting hosting, distribution, audience analysis, advertising and app sales for podcast producers worldwide.  Our legacy Software business focuses on selling and supporting speech recognition and text-to-speech technology from IBM and AT&T.  And our legacy Healthcare business focuses on providing home health services and nurse staffing in the Western part of the United States.

     Our products and services include:

Podcasting Hosting and Media Services - Wizzard Media provides a web based podcast distribution platform for podcast producers wanting to broadcast their audio or video show to people worldwide, in most cases through RSS distribution. Wizzard Media hosts over 1 million podcast episodes for over 12,000 podcast producers and distributes them to over 18 million unique monthly audience members.  In 2009, Wizzard distributed over 1.4 billion podcast episodes.  Wizzard’s service counts and provides audience statistics as well as provides advertising sales, ad insertion and App creation and sales to help podcasters generate revenue.  Wizzard receives all publishing revenues generated and at least 50% of advertising and App sales revenues.

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

Our principal executive offices consist of approximately 3,100 square feet of office space located at 5001 Baum Boulevard, Suite 770, Pittsburgh, Pennsylvania 15213.  Our telephone number is (412) 621-0902.  We also maintain offices in Casper, Wyoming and Billings, Montana.

BUSINESS

Our core business is broken into three departments including Media, Software and Healthcare.

    MEDIA – Podcasting & Apps

Podcasts are audio and video "shows" created by all types of people on standard personal computers.  Currently, 70% of podcasts are audio and 30% video and are similar in format to a radio or TV show.  These shows average twenty minutes in length and range in topics from comedy to sports to fashion.  Due to the thousands of different niche topics, podcasting’s ability to reach highly targeted audiences is a very appealing proposition for advertisers.  They can be subscribed to for free and accessed through new media aggregators such as Apple's popular iTunes.  Podcasts are listened to or watched on Apple’s iPod and iPhone along with almost any MP3 player, Sony’s PlayStation Portable, many new cell phones, Tivo units, and can also be played online using a standard PC.  Every time a new episode is released from the podcast creator (approximately three times per month), it can be automatically downloaded to a subscriber’s computer and can be transferred over to an iPod or MP3 player with ease.  Podcasts provide a new and exciting medium for information and entertainment distribution.

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

Wizzard Media is the media division for our business.  As the world's largest podcasting network, Wizzard Media currently broadcasts over one hundred million (100M) podcast shows each month.   The Wizzard Media Network received over 1.4 billion download requests in 2009.  With the continued success of the iPod Touch, iPhone and an improved Apple TV along with other phone and media players supporting podcasts, we expect podcasting to continue to grow at the same rate for some time to come.

Wizzard Media broadcast over 3.8 million podcast episodes per day for 12,000 unique podcast shows for a total of over seventeen million (17M) hours of monthly programming.  These podcasts are consumed by millions of people around the world creating what management believes to be a strong media asset and a very compelling marketing platform for brand advertisers.  We strongly believe that Wizzard Media is uniquely positioned to capture a significant portion of total advertising spending on podcasts in the future as we offer a rich inventory of popular content, strong consumption statistics and geographically and keyword targeted advertising capabilities.  While there can be no future pricing guarantees, the podcasting industry is currently charging, and plans to continue to charge, between $.01 and $.05 per downloaded ad.  The ads tend to be no longer than 15 seconds and several ads can be inserted in one twenty minute episode.

Wizzard Media will be the catalyst for attracting sponsors and advertising opportunities for the podcasts we currently broadcast using speech recognition to match advertisers with very specific, engaging shows, catering to a wide variety of mainstream and niche markets.  Applying our geographical targeting capabilities we can find strong, relevant advertising opportunities for national brands, which is a significant revenue generating opportunity for Wizzard and for our content producers.  Advertisers and consumers alike want relevant, focused advertisements, something clearly lacking in today's digital media offerings, yet can be accomplished using our combined technologies and skills.  For example, if Ford Motor Company wants to advertise in all podcasts that discuss cars, a strategic search can be performed across the entire Wizzard Media Advertising Network for all podcasts that discuss related key words at any place in the audio/video show, such as automobiles, trucks or minivans.  Using our dynamic advertisement insertion technology we can insert the ad in the front, the back or even at a very specific point inside the podcast where it is most relevant to the listener.  Management believes this fundamental feature gives Wizzard Media a strong competitive advantage making it easier to attract advertisers and sponsors who want to successfully align their brand of products and services with high-value content and a targeted audience on our network. Management’s research shows that consumers don’t mind advertisements to support their favorite podcasts when those ads are interesting and relevant.

In 2009, Wizzard began a new revenue generating based initiative to help with the monetization of this early stage medium with the development and sale of Apps for the iPhone and iPod Touch.

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

Licensing, Marketing of Apps Via Podcasts

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

SOFTWARE – Speech recognition and Text-To-Speech

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

HEALTHCARE – Home Healthcare Services and Nurse Staffing

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for 15 years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 56% for 2009, from its home healthcare and staffing operations.

Research and Development

During the calendar years ended December 31, 2009 and 2008, the Company spent $310,341 and $66,825, respectively, on research and development.

Necessary Material

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

Employees

Currently, we have 50 full time employees and 60 part time employees who spend a significant amount of their time working for Wizzard in our Media, Healthcare and Software divisions.

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

If we do not achieve the brand recognition necessary to succeed in the podcasting and media services markets, we may not be able to compete.

We must build our Wizzard brand to gain market acceptance for our podcasting services, and media services and tools. We believe that our long-term success will require that we obtain significant market share for our products and services before other competitors enter the market. We must spend large amounts on product development, strategic relationships and marketing initiatives in order to establish brand awareness.  We cannot be certain that we will have enough resources to build our brand and to obtain commercial acceptance of our products and services.  If we do not gain market acceptance for our podcasting services, as a large-scale advertising medium, and related media services, we may not be able to compete effectively.

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

We have a limited basis upon which to evaluate our systems' ability to handle controlled or full commercial availability of our products and services.  We anticipate that we will expand our operations significantly in the near future, and we will have to expand further to address the anticipated growth in our user base and market opportunities.  To manage the expected growth of operations and personnel, we will need to improve existing systems, and implement new systems, procedures and controls.  In addition, we will need to expand, train and manage an increasing employee base.  We will also need to expand our finance, administrative and operations staff.  We may not be able to effectively manage this growth.  Our planned expansion in the near future will place a significant strain on our managerial, operational and financial resources. Our planned personnel, systems, procedures and controls may be inadequate to support our future operations.  If we cannot manage growth effectively or if we experience disruptions during our expansion, the expansion may not be cost-effective.

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

Wizzard licenses the speech recognition engines upon which its products operate from AT&T.  We rely on non-disclosure, confidentiality and non-competition agreements with our employees to protect many of our rights in our technology.  If our employees breach these agreements, we may incur significant expenses to enforce our contractual restrictions and protect our rights.  Management believes that Wizzard has proprietary rights to products, including copyright and trademark protection that will discourage others from replicating these products.  However, we have no opinions from independent intellectual property counsel that the copyrights and trademarks are valid or, if valid, that their issuance, together with such other proprietary rights that we own will be sufficient to protect us from those who would try to capitalize on our success through imitation.  Our business plan and strategy are to commercialize various speech recognition application technologies.  Termination of our relationship by our licensor of speech recognition engines for any reason, or unauthorized disclosure of our application technologies to third parties, would cause serious harm to our business, financial position and results of operations.

We have a history of losses and we may never achieve profitability.

Wizzard's net loss was $6,509,017, or $0.13 per share and $7,691,878, or $0.17 per share, for the years ended December 31, 2009 and 2008, respectively.  Wizzard's net loss available to common stockholders was $6,509,017, or $0.13 per share and $10,064,948, or $0.23 per share, for the years ended December 31, 2009 and 2008, respectively.  Because we need to establish our brand and services, we expect to incur increasing sales and marketing, product development and administrative expenses, and as a result, we will need to generate significant revenues to achieve and maintain profitability.  We cannot assure you that we will ever be able to operate profitably.

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

Wizzard is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate new and existing products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payers. Federal laws governing our activities include regulations related to Medicare reimbursement and certification and certain financial relationships with physicians and other health care providers. Although Wizzard intends to comply with all applicable fraud and abuse laws, there can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactments of new laws or regulations will not have a material adverse effect on its business. Wizzard is subject to state laws governing Medicaid, professional training, licensure, financial relationships with physicians and the dispensing and storage of pharmaceuticals. The facilities operated by Wizzard must comply with all applicable laws, regulations and licensing standards. In addition, many of our employees must maintain licenses to provide some of the services that we offer.  There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on our results of operations, financial condition or prospects.

If we lose our key personnel or are unable to hire additional personnel, we will have trouble growing our business.

We depend to a large extent on the abilities of our key management and technical personnel, in particular Christopher J. Spencer, our Chief Executive Officer and President.  The loss of any key employee or our inability to attract or retain other qualified employees could seriously impair our results of operations and financial condition.

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

The operation of our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems.  Our systems and operations are vulnerable to damage or interruption from many sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events.  Our servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Any substantial interruptions in the future could result in the loss of data and could destroy our ability to generate revenues from operations.

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

The public market for our common stock is limited and volatile.  As with the market for many other companies in new and emerging industries, any market price for our shares is likely to continue to be very volatile.  In addition, the other risk factors disclosed in this Form 10-K may significantly affect our stock price.  The historical volatility of our stock price may make it more difficult for you to resell shares when you want at prices you find attractive.

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

Approximately 41,760,463 shares of our common stock are presently publicly traded.  This number will be increased by the 1,118,134 shares underlying the warrants, 2,465,250 share that are currently issuable upon conversion of our 5% convertible Notes Payable, and the 5,227,500 shares that are currently issuable upon conversion of our Series A Convertible Preferred Stock.  This potential increase in the number of shares that may be available for public trading from 41,760,463 shares to 52,548,824 shares may dramatically reduce the price of our common stock on the basis of supply and demand alone.  In addition, a significant number of our other currently outstanding shares are eligible for public resale under Rule 144 of the Securities and Exchange Commission, and sales of these shares may also place downward pressure on our stock price.  In May, 2004, we registered a total of 2,472,526 shares of our common stock; in August, 2005, we registered an additional 2,800,001 shares; in May, 2007 we registered an additional 3,741,250 shares; and in August 2007 we registered an additional 6,658,536 shares, all on Registration Statements on Form SB-2.  In June 2009, we registered a total of 10,000,000 shares of our common stock, and in November 2009, we registered an unspecified number of shares of common stock, preferred stock warrants, debt securities and units that may consist of any combination of the foregoing, in the total amount of $12,500,000, all on Registration Statements on Form S3.  The sale of all or any portion of these shares may have a further negative effect on our stock price.

Item 2.  Description of Property.

Wizzard's corporate offices are located at 5001 Baum Blvd., Suite 770, Pittsburgh, PA 15213.  They consist of approximately 3,100 square feet of space, which is rented for $4,231 per month.  The lease is currently on a month to month basis.  Wizzard continues to maintain a sound business relationship with the Landlord.  Even though each party may exit the lease with a 30 day written notice, Management does not foresee a significant risk, especially with the current state of the economy.  Wizzard also maintains offices in Casper, Wyoming and Billings, Montana for our Interim Healthcare operation, which are rented for $4,750 and $1,350, respectively.  The Casper lease ends June 2011, and the Billings location entered a 3 year lease agreement effective March 1, 2008.

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

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 5, 2010, 57,876,180 shares of our common stock were outstanding and the last reported sales price for our common stock on the NYSE Amex was $0.30 per share.  We have approximately 5,900 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name”.

Our common stock began trading on the NYSE Amex under the symbol “WZE” on February 7, 2008.  Prior to that time our common stock traded on the OTC Bulletin Board of FINRA (formerly, the “NASD”) under the symbol "WIZD."  We cannot guarantee that the present market for our common stock will continue or be maintained.

The quarterly high and low closing sales prices for our shares of common stock since public trading of these shares for the last two years are as follows:

	Low	High
Fiscal Year 2009 (1)
Fourth quarter	$0.32	$0.54
Third quarter	$0.42	$0.60
Second quarter	$0.45	$0.72
First quarter	$0.32	$0.95

Fiscal Year 2008 (1)
Fourth quarter	$0.66	$1.30
Third quarter	$1.08	$1.75
Second quarter	$1.60	$2.34
First quarter	$(2)2.05	$(1)3.00

(1)

These sale prices were obtained from Pink Sheets, LLC, formerly known as the "National Quotation Bureau, LLC," and do not necessarily reflect actual transactions, retail markups, mark downs or commissions

(2) These sale prices were obtained from NYSE Amex.

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The following information is provided as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	134,000	$ 0.47	1,265,334

Equity compensation plans not approved by stockholders	472,500	$ 2.03	10,745

Total	606,500	$ 1.69	1,276,079

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have issued the following restricted shares of common stock during the quarterly period ended December 31, 2009:

Name	Date	Shares	Description
CM Productions LLC	11/25/09	20,000	Purchase of Developer App
100 Proof Software	11/25/09	20,000	Purchase of Developer App
Tyler Street	11/25/09	75,000	Purchase of Developer App
Sylvain Nowé	11/25/09	50,000	Purchase of Developer App

        Management believes that the offer and sale of these securities was exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder, due to the limited number of recipients and the Company’s reasonable belief of their status as accredited or sophisticated investors.

During the quarterly period ended December 31, 2009, we did not receive any proceeds from the exercise of warrants for which the underlying shares were registered with the Securities and Exchange Commission.

During the quarterly period ended December 31, 2009, we received $446,400, net of fees of $33,600, from the sale of common stock, which shares were registered with the Securities and Exchange Commission.  The Company shall use the net proceeds from the sale of these Securities for working capital purposes.

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

	Year ended December 31,
(in thousands, except per share data)	2005	2006	2007	2008	2009
OPERATING DATA:
Total revenue	$1,694	$2,944	$5,164	$6,108	$5,194
Net loss	(5,967)	(4,794)	(10,196)	(7,692)	(6,509)
Net loss available to common stockholders	(5,967)	(4,794)	(17,931)	(10,065)	(6,509)
Basic and diluted net loss per common stockholder	(0.20)	(0.14)	(0.44)	(0.23)	(0.13)

	As of December 31,
(in thousands)	2005	2006	2007	2008	2009
BALANCE SHEET DATA:
Working capital	$(468)	$2,393	$3,570	$670	$(1,255)
Net property, plant and equipment	246	184	185	211	129
Intangible assets & goodwill	897	946	20,725	20,497	20,538
Total assets	2,358	4,298	27,850	23,246	22,005
Long-term liabilities:
Long-term debt	119	189	1,739	1,000	0
Other	0	0	0	0	0
Total long-term liabilities	119	189	1,739	1,000	0
Total stockholders’ equity	680	3,337	22,746	20,383	19,416

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled “Item 6. Selected Financial Data” and the consolidated financial statements and related notes included in this Form 10-K.

Company Overview

Below is an update of our entire business, from our most recent entry into podcasting and apps, where we expect most of our future growth to occur, to our legacy businesses of offering core speech engine tools for software developers and technology solutions for the healthcare industry.  Currently, our healthcare operations make up 56% of our revenue, but we expect our Media business to become our largest revenue generator at some point in the near future, and provide the largest revenue growth and profits.  We believe this due to the size of our podcast operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through our publishing platform, advertising and the sale of Apps.  The network growth of our media operation has occurred faster than initially expected and it is Management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and advertisers and audiences showing increased interest in the medium.  Wizzard believes that our network and relevance in our industry will continue to grow by leaps and bounds and that Wizzard is positioned to be one of the leading companies in the podcast monetization business.

1.     WIZZARD MEDIA

Wizzard Media is the three-year old division for our digital media and entertainment business.  Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method.  The Wizzard Network received over 450 million download requests for shows in 2006, 1 billion download requests in 2007 and 1.2 billion download requests in 2008 and 1.4 billion in 2009 to approximately 50 million total audience members throughout the year.  In the fourth quarter of 2009, the Wizzard Network received 316,271,369 download requests for episodes vs. 307,648,694 download requests in the fourth quarter of 2008.  Wizzard's publishing platform grew to 13,463 clients in 2009, a year in which we closed our free publishing services and went to a pay-only model. Management believes that Wizzard Media offers the best podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  The total number of active episodes for the shows on the Wizzard Network grew to 991,670 in 2009, all of which are available for immediate distribution.  With the continuing success of Apple's iPod, iPhone and Apple TV, along with new RSS aggregators from

Adobe and others, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  The total number of episodic shows published through Wizzard Media grew to over 13,463 in 2009.  Wizzard's LibsynPRO Enterprise service had 113 network publishers in 2009.  As Wizzard Media derives a portion of its revenues through data transfer from PRO customers, launching a new, feature rich version of the PRO publishing platform provides Management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business.  Throughout 2009, revenue from data transfer totaled $118,130.  Below is a more detailed breakout of the information above.

WIZZARD MEDIA – PUBLISHING SERVICES

     Hosting, Distribution Network, Content, Platform Development

In 2009 the Wizzard Network received approximately 1.4 billion download requests for podcast episodes vs. 1.2 billion download requests in 2008, from a wide variety of distribution outlets to which Wizzard syndicates content.  The Wizzard Media network received over 3.6 million requests for shows per day throughout 2009.  Our network reaches over 18 million people around the world, creating what Management believes is a strong media asset and a very compelling platform for advertisers as well as iPhone App sales.  Download requests are calculated by counting the number of shows requested for download by audience members.  Wizzard works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform and through the sale of Apps.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Wizzard’s third party advertising partners and its in-house advertising sales team to fill.

Currently, Wizzard Media distributes digital shows for our producers to a variety of web portals and content aggregators (approximately 27 in all), for both download and video streaming, including: Wizzard.tv, Veoh.com, SevenLoad, MySpace, Apple TV (Featured Provider), iTunes (Featured Provider), YouTube (Partner Channel), Google (Affiliate Network), Adobe Media Player, Daily Motion (Featured Channel), Zune Marketplace and MySpace (Featured Channel).  Some of these channels were created solely to expand audience reach for our publishers and some to expand audience reach and generate revenues for Wizzard and our publishers through ad sales by the 3rd party portal’s advertising sales team.  Approximately 70% of the shows Wizzard distributes reach audiences using Apple’s iTunes platform which includes iTunes on the computer, iPod, Apple TV and the iPhone.  It is Management’s opinion that the Wizzard Network’s substantial presence in the iTunes Podcast Store is one of the Company’s most valuable assets as consumers using iTunes are early adopters and spend money regularly on digital media.  We believe this provides Wizzard with a unique offering for advertisers seeking that type of consumer and provides Wizzard with monetization opportunities for its podcast publishers through the sale of Apps.

Some of the more notable shows joining the Wizzard Media Network in 2009 were:

•

The Steve Dahl Show – This is the podcast for the longtime Chicago radio personality – Steve Dahl.

•

Dilbert Cartoon – This brings to life the daily Dilbert comic strip as a short video podcast.  It is produced by Ringtales.

•

The New Yorker Cartoon – This brings to life the New Yorker comics as a short video podcast.  It is produced by Ringtales.

Some of the above mentioned new publishers are utilizing our media services and in turn we have the ability to bring advertising to their shows and create and sell Apps built for their shows.  Others are obtaining ads themselves and utilizing our Ad Insertion and Ad Management technology, Alchemy, in addition to Wizzard having the opportunity to bring advertising to their shows.  Then, there are publishers for which we are distributing their content and in turn, we have the ability to license the content to a third party and/or bring advertising to their show.  Any revenue generated from obtaining ads or the licensing of the content will be shared with the publisher of the show.  While the addition of these specific shows above had little impact on revenue during 2009, Management believes that by publicizing our high profile shows it lends credibility to our service and helps to attract new publishers, distribution outlets and advertisers.

Wizzard Media's technical development team continues to make significant accomplishments in terms of maintaining and expanding our publishing platform.  In 2009, Wizzard’s development team released feature upgrades with its integration of our ad serving system, Alchemy, into the Wizzard media Flash Player.  This allows Wizzard’s ad campaigns to utilize the interactivity of the flash player to deliver ads with many benefits not available through the podcast download system including click-through interactivity and highly detailed ad delivery tracking.

Wizzard’s development team supports the digital VAST (Video Ad Serving Template) standard ad system which allows for inline pre, post and mid roll ads, banner overlay ads, click-through support, ad countdown timer with like/dislike feedback, Neilson NetRatings tracking of the flash player and support for multiple 3rd party ad systems.

In 2009, the development team created the Wizzard Media Podcast App for sale in the iPhone App store.  With this App Wizzard can create individual podcast Apps for our paying podcast clients.  This App allows publishers to generate additional revenues for their show.  In addition to creating the core App, the development team released multiple updates throughout 2009.

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

*as of March 12, 2010

WIZZARD MEDIA - APPS

In the first quarter of 2009, Management took note of the extremely successful launch of the iTunes App Store by Apple. Apps are small software applications that users can purchase and download to their iPhone and iPod Touch mobile devices with relative ease.  During 2009, there were over 175,000 Apps in the App Store that have been downloaded by consumers over 2 billion times.  App categories include video games, sports, productivity, entertainment, education and health & fitness. Some of these Apps are free, while others have to be purchased.  These Apps range in price from $.99 to $100.00, with the average price under $4.99.  Wizzard has aggressively entered the Apps market on several fronts due to the fact that approximately 70% of podcast audiences come from the iTunes Podcast Store, and Management believes this same audience makes up a portion of the consumers purchasing and downloading Apps from the iTunes App Store.  In fact, Wizzard is of the belief through experience in the podcasting business, knowledge of the podcasting consumer and survey results from podcast audiences, that the average podcast consumer is a ‘hard core’ iTunes platform user.  Therefore, they are more likely to have the latest iPod Touch and/or iPhone from Apple.  Apple retains 30% of all App sales to cover the cost of running the App Store and App owners/developers receive 70% of the sales proceeds.  While Wizzard’s efforts in the App Store marketplace are still in the early stages, we believe it is an obvious expansion of our podcasting business and the three ways Wizzard believes it can generate profits through the newly launched iTunes App Store are briefly outlined below.

Sale of Custom Podcast Apps

Wizzard created an App for sale in the iTunes App Store that can be customized quickly for each of our podcast producers.  Podcasters then market their very own customized App to their show’s audience, many of whom are iPhone/iPod Touch users.  Management believes podcasters can be very successful marketing their own customized iPhone App to their audience, as they know their audience better than anyone else and are great influencers of their audience.  The reasons Management believes an audience member would want to purchase an App for a specific podcast are: 1) Easier, faster access to the content.  2) Bonus content exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts. 4) Social communication features.

Wizzard now provides this App as a free tool to podcasters on the Wizzard Network.  Currently, there are approximately 13,463 paying podcasts on the Wizzard Network and approximately 18 million audience members, of which approximately 70% use iTunes to consume podcasts.  Wizzard submits each custom App to the iTunes App Store for approval, which is not guaranteed and is based on Apples terms of service and approval process, and will manage the collecting of the revenue from

Apple and distribution of the podcaster’s share of the revenues.  Wizzard expects to retain approximately 35% of the sale price that will range from $.99 to $4.99 in most cases.  During 2009, Wizzard submitted 145 customized podcast Apps and has received approval for 139 Apps.  These Apps are being sold in 71 countries around the world via Apple’s App Store.

Sale of Podcast Subscriptions and Episodes Via Custom Podcast Apps

Once a podcaster has successfully marketed its own custom App to its audience and has created a significant install base, Management believes that from time to time the podcaster can offer new content on a subscription basis or release a special episode, in addition to its normal podcast episodes, and charge a nominal fee ($1 - $3) for that episode to its audience.  The technical ability to offer subscriptions and to charge for episodes via Apps was introduced by Apple and released to its iPhone App Store developers in July of 2009.  By having a successful, extremely easy to use (no credit card info has to be entered if they already have an iTunes account; just two clicks of a button) micropayment platform in iTunes/iPhone/iPod Touch, Management believes that podcast audiences will be willing to pay a nominal fee ($1.99), from time to time, for special episodes of their favorite podcast and even sign up for inexpensive subscriptions ($1.99 a month) of new content.  Wizzard will earn a portion of the subscription and episode revenue for administering the App account and delivering the content to the consumer.

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

Wizzard is in the early stage of licensing iPhone/iPod Apps from their owners/developers exclusively for the iTunes platform and marketing them to consumers via the podcasts Wizzard distributes through the iTunes Podcast Store in a direct response advertising method.  During 2009, Wizzard licensed 12 paid Apps from various App developers.  Currently, Wizzard distributes over 3.6 million podcasts per day and has a tremendous amount of available advertising inventory that can be used to market these licensed Apps.  Wizzard receives approximately 75% of the revenue for every App sold through this effort.  If successful, this could cause Wizzard to become the largest ‘advertiser’ on the Wizzard Network.  If this were to occur, it could significantly enhance our podcast business as podcasters would then have a steady stream of advertisements for their shows, which would allow them to generate income and invest more capital into production quality, marketing and episode frequency, expanding audience size and downloads.  We also believe that once we are able to assure podcast producers that Wizzard could produce a steady stream of advertisements and income, more podcast producers would be attracted to our network and be willing to pay for our podcasting services.

   WIZZARD MEDIA - ADVERTISING

In 2009, Wizzard executed multiple national brand advertising campaigns for companies including Comcast, Ford, Navy Medical, Go Daddy, Direct TV and Starz HD.  These campaigns run across multiple shows, bringing the total number of advertising campaigns launched in 2009 to 93, with 22 different advertisers and 61.9 million ad impressions, resulting in $353,532 in 2009 advertising revenue.  In the fourth quarter of 2009, Wizzard had its best quarter in Wizzard Media history in terms of advertising impressions delivered with 22.4 million ads delivered vs. 14.6 million ads delivered in the third quarter of 2009.

In 2008, Wizzard launched a new technical advertising insertion system, Alchemy, able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, which was used for multiple advertising campaigns throughout 2009.  Using the new system, the Wizzard Media Network had the capability to deliver over

2,156,073,884 advertisements in 2009 if 2.5 advertisements were placed in every podcast request downloaded from the network.  In order to increase the percentage of filled advertising inventory we must continue to execute on our advertising sales strategy, integrate third party ad networks and portals and create relationships with more advertising agencies and their clients.  The advertising capabilities number mentioned above demonstrates to advertisers the reach of the Wizzard Media Advertising Network as most advertisers want to see the opportunity for large advertising campaigns when considering a new medium for their marketing plans.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.

Client results of our largest advertising execution to date were excellent in Management's opinion and we expect more buys from the client in the future. We have now had multiple advertisers renew campaigns with Wizzard including one advertiser that is on its 24th campaign, demonstrating what Management believes is excellent back-end ad operational customer service on Wizzard's part and a satisfactory ROI for our clients.

As of December 31, 2009, 946 publishers have signed up for Wizzard's advertising network.  Wizzard Media currently has 22 distinct ad categories we take to market.  Our efforts to date have been focused on the top 756 shows using our publishing platform that represent over 80% of our global download requests. Of these 756 shows, 235 have signed up for the Wizzard advertising network representing 71.6% of the most coveted traffic for advertising sales. Wizzard will continue to aggressively market our advertising network to the remaining 23% of the desired publishers not yet signed up through our Publisher Relations team.  As the number of publishers joining Wizzard’s Advertising Network grows, so does the available advertising inventory for Wizzard’s advertising sales team to sell.

Month		Potential Ad Impressions
January 2009	*	195,220,230
February 2009	*	180,530,527
March 2009		193,664,192
April 2009		176,461,565
May 2009		180,826,827
June 2009	*	186,262,002
July 2009	*	179,580,092
August 2009	*	175,638,527
September 2009		182,158,365
October 2009		172,040,900
November 2009		179,907,012
December 2009	*	183,783,645

*

December and January are historically strong months for downloads. June, July and August are historically slower months for downloads.  Management believes that the above numbers demonstrate to advertisers the reach of the Wizzard Media network as most advertisers want to see the opportunity for large advertising campaigns.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.  Formula: Nielsen certified downloads x 2.5 (to take into account pre-roll and post-roll position, and 50% of all downloads capable of handling 1 mid-roll ad).  While there can be no future pricing guarantees, the industry is currently charging, and plans to continue to charge, between $.01 and $.005 per downloaded ad.  The advertisements tend to be no longer than 15 to 30 seconds and several ads can be inserted in one twenty-minute episode.

Nielsen Certified Downloads for Ad Network
Month		Downloads
January 2009	**	78,088,092
February 2009		72,212,211
March 2009		77,465,677
April 2009		70,584,626
May 2009		72,330,731
June 2009	**	74,504,801
July 2009		71,832,037
August 2009		70,255,411
September 2009		72,863,346
October 2009		64,816,360
November 2009		67,962,805
December 2009		79,513,458

**

December and January are historically strong months for downloads. June, July and August are historically slower months for downloads. While there can be no future pricing guarantees, the industry average is $.01 and $.005 per downloaded ad.  In order to win new business, at times, our ad sales force will give first time discounts in the per download price.  The advertisements tend to be no longer than 15 to 30 seconds and several ads can be inserted in one twenty-minute episode.

2.     WIZZARD TECHNOLOGY & SERVICES GROUP

Wizzard Software's legacy Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T, as well as through our own Internet marketing efforts through Google, Yahoo and other major Internet search engines.

In 2009, our T&S Group saw a 4.9% increase in revenue over 2008 as a result of the return to spending in the third and fourth quarters.  The T&S Group continues to focus its efforts on core assistive application, website audio and alert systems.  The website audio file distribution category currently shows the most promise for expanded business going forward.

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

The Speech Technology and Services Group's immediate focus is to increase revenue and be a preferred supplier for speech technologies to large businesses worldwide, emphasize great technologies, competitive prices, and high quality support to the speech development community and offer non-technical hosted speech conversion services to companies that have subscriber base in fast growing market segments. There can be no guarantee that customers will be willing to pay Wizzard for these services.

3.   WIZZARD HEALTHCARE

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for 16 years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 56%, from its home healthcare and staffing operations.

As is the case with most industry segments, the medical industry felt the continued slowing of the economy during 2009.   As a result, our staffing business in Billings, Montana experienced a significant decrease in utilization of our services from the hospitals and nursing homes.  This has been driven by a decrease in the census (number of patients) of the facilities utilizing our services.  During the first half of 2009, we took steps necessary to position ourselves for an upturn in the census for our clients’ facilities.  During the third and fourth quarters, we experienced an increase in the use of our staffing services in Billings, Montana.  While we have not yet returned to the levels achieved prior to the down turn in the economy, we have seen an increase in revenue over the prior quarters for staffing revenue in Billings, Montana, and an increase in revenue over the prior quarters within our Home Healthcare segment.  Our home healthcare services continued to be strong and provided a consistent stream of revenue during 2009.

As we proceed into 2010, as with most organizations in today’s economy, we are approaching our healthcare business with skeptical optimism.  While the economy within Casper Wyoming appears to have been affected very little by the changes in the economy in the rest of the country, these conditions could change rapidly.  As for our operations in Billings, Montana and its focus on the medical staffing industry, we anticipate a possible modest increase in the demand for our medical staffing services during the upcoming year.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

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

Critical Accounting Policies and Estimates

Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, 985 Software — Revenue Recognition (formerly the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition") and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104.

The Company recognizes revenue from providing podcast hosting services when the services are provided and and the sale of apps when collection is received.   The Company recognizes revenue from the providing of healthcare services when the services are provided and collection is probable.  The Company sells packaged and custom software products and related voice recognition product development consulting.  Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

Accounts Receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, as well as information obtained from suppliers and past experiences with customers.  In some instances, we require new customers to make prepayments.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. We established an allowance for doubtful accounts of $34,200 and $34,200 at December 31, 2009 and 2008, respectively.

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

Stock-based compensation - The Company accounts for options in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 718, Compensation – Stock Compensation.  For the years ended December 31, 2009 and 2008, the Company recorded stock-based employee compensation expense of  $38,371 and $470,878, respectively,  and stock –based compensation expense to employees and consultants of $491,592 and $246,290, respectively, for options that were issued and immediately exercised. The remaining estimated pretax amortization on unvested options will be recognized during 2010.  The plans are more fully described in Note 8.

Estimating the fair value of options granted requires us to utilize valuation models and to establish several underlying assumptions. The fair value of option grants was estimated using the Black-Scholes option valuation model based on the following weighted average assumptions:

	2008	2009
Dividend yield	0%	0%
Expected life	3 yrs	3 yrs
Expected volatility	58.0%	84.7%
Risk-free interest rate	1.99%	1.6%

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

Results of Operations.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

       Wizzard derives its revenue from podcast publishing platform fees, podcast advertising sales, iPhone App sales as well as through speech recognition and text-to-speech programming tools, distributable engines and speech related consulting services and support.  Additionally, Wizzard derives revenues through the offering of home healthcare services through its wholly-owned subsidiary Interim Healthcare of Wyoming, Inc.

During 2009, Wizzard recorded revenues of $5,193,690, a decrease of $914,450, or approximately 15%, from our revenues of $6,108,140 in 2008.  This decrease was within our Healthcare segment due to the drop in the economy experience throughout 2009, but primarily due to a decrease in our staffing revenues within our home healthcare subsidiary in Billings, Mt.  Our Software segment experienced growth due to expansion of our media services and podcast hosting services.

During 2009, cost of goods sold was $3,353,431, a decrease of $793,491, or approximately 19%, over the 2008 figure of $4,146,922.  This decrease is a direct result of the decrease in sales of our products and services during 2009 due to current economic condition within our Healthcare segment.  Wizzard generated a gross profit of $1,840,259 in 2009, versus a gross profit of $1,961,218 in 2008, a decrease of 6%.

In 2009, Wizzard had operating expenses of $5,724,544, as compared to $8,778,462 in 2008, a decrease of 35%.

Selling expenses decreased to $592,064 in 2009, from $1,121,139 in the prior year.  This decrease of 47% is due primarily to the decreased number of employees during 2009 that were focused on our media services operation and obtaining additional content.

General and administrative expenses decreased to $1,413,825 in 2009, from $1,687,986 in the prior year, a decrease of 16%, due primarily our effort to reduce overhead costs within our Media business segment during 2009.   Salaries, wages and related expenses decreased to $2,092,880 in 2009 from $2,874,713 in 2008, a decrease of 27%, driven by an effort to reduce overhead costs within our Media business segment. Consulting fees decreased to $1,230,922 in 2009 from $2,472,232, a decrease of 50% due to a decrease in the use of outside consultants in the areas of public relations, investor relations, market research, and to the fair market value decrease of the stock for consultants that were paid in stock.

Wizzard incurred non-cash legal, public relations and consulting fees of $619,092 in fiscal 2009, as compared to $1,054,278 in 2008.  For fiscal 2009, $127,500 was for investor relation services, $388,472 was for consulting fees, $103,120 for selling expense.  Of this non-cash amount in fiscal 2008, the non-cash amount includes $570,000 for investor relations, $384,708 was for consulting fees, and $99,570 for selling expense.  Due to the increased liquidity of our common stock traded on the NYSE Amex, Wizzard has been able to pay for valuable and sometimes critical services with common stock.  This has helped us to use our cash for operations.  For all such stock issuances, we valued the stock at the market price at the close of the day of issuance.  All related expense was recorded the same day.

Interest expense increased to $2,630,082 in 2009, from $669,528 in 2008, due to amortization of $1,146,383 in 2009 versus $482,158 in 2008 of the discount on our 5% convertible note payable related the beneficial conversion feature and warrants issued in connection with the convertible notes payable, and the expense for re-pricing and conversion of warrants totaling $1,306,168 in 2009.

Net loss available to common stockholders decreased 35% to $6,509,017 in 2009, as compared to a net loss available to common stockholders of $10,064,948 in 2008, while net loss decreased 15% to $6,509,017 in 2009, as compared to a net loss of $7,691,878 in 2008.  The decrease in net loss available to common stockholders for 2009 was due to the recording of a non-cash dividend of $2,373,000 for dividend on the 7% Series A Convertible Preferred Stock subscription agreement in 2008. Basic and diluted loss per common share was $0.13 in 2009, compared to $0.23in 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

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

Wizzard incurred non-cash legal, public relations and consulting fees of $1,054,278 in fiscal 2008, as compared to $2,530,543 in 2007.  For fiscal 2008, $570,000 was for investor relation services, $384,708 was for consulting fees, $99,570 for selling expense.  Of this non-cash amount in fiscal 2007, the non-cash amount includes $915,205 for investor relations, $1,221,430 was for consulting fees, and $125,534 for selling expense.  Due to the increased liquidity of our common stock traded on the NYSE Amex, Wizzard has been able to pay for valuable and sometimes critical services with common stock. This has helped us to use our cash for operations.  For all such stock issuances, we valued the stock at the market price at the close of the day of issuance.  All related expense was recorded the same day.

Interest expense decreased to $669,528 in 2008, from $1,921,826 in 2007, due to amortization of $1,785,242 in 2007 versus $482,158 in 2008 of the discount on our 5% convertible note payable related the beneficial conversion feature and warrants issued in connection with the convertible notes payable.

Net loss available to common stockholders decreased 44% to $10,064,948 in 2008, as compared to a net loss available to common stockholders of $17,930,315 in 2007, while net loss decreased 25% to $7,691,878 in 2008, as compared to a net loss of $10,196,067 in 2007.  The decrease in net loss available to common stockholders for 2008 was due to the recording of a non-cash dividend of $7,500,000 for the fair value of warrants issued and intrinsic value of the beneficial conversion feature of the 7% Series A Convertible Preferred Stock subscription agreement in 2007.  Basic and diluted loss per common share was $0.23 in 2008, compared to $0.44 in 2007.

Liquidity and Capital Resources.

2009 compared to 2008

Current assets at December 31, 2009 included $1,301,732 in cash and accounts receivable, a decrease of $1,193,547, or 48%, from our cash and accounts receivable of $2,495,279 at December 31, 2008.  The decrease is due to the use of working capital in operations during 2009.

During fiscal 2009, our operating activities used net cash of $2,712,981, as compared to $4,555,428 in net cash used by operating activities during 2008.

In 2009, depreciation and amortization expense was $342,733, which was up from $262,665 in 2008. This increase was attributed to purchase of Developer Apps during 2009 and the related amortization of these intangibles.

Net cash used in investing activities decreased to $13,886 in 2009, versus $203,692 in 2008.  During 2008, the Company purchase $184,928 of equipment, versus 2009, where the Company paid $13,886 for equipment.

In 2009, net cash provided by financing activities increased to $1,754,400, from $453,272 in 2008.  Cash of $1,754,400 was provided by the issuance of common stock in 2009, less the payment of offering costs of $45,600; in 2008, there was no cash provided by the issuance of common stock.  In 2008, we received $1,000,000 in proceeds from issuance of 11% notes payable.

At December 31, 2009, the Company had negative working capital of $1,254,633, as compared to a working capital of $670,156 at December 31, 2008.  This decrease in working capital is due to use of cash for operating activities.  Also, we received proceeds totaling $1,000,000 in proceeds from issuance of 11% notes payable in 2008.

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

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2009:

Contractual Obligations: Payments due by period		Less than	1-3
	Total	1 Year	Years
Guaranteed Royalty	$900,000	$275,000	$625,000
Long-Term Obligations(1)	1,986,100	1,986,100	-
Lease Obligations(2)	104,400	73,200	31,200
Total	$2,990,500	$2,334,300	$656,200

(1)

This represents the gross amount of long term notes payable held by five institutional investors.  $986,100 of these obligations is convertible into common stock at $0.40 per share.

(2)

This represents office space lease obligations.

Off-Balance Sheet Arrangements

We have operating leases for certain facilities, but otherwise do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or capital resources.

Safe Harbor Statement.

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Wizzard, including, without limitation, (i) our ability to gain a larger share of the podcasting, home healthcare and speech recognition software industries, our ability to continue to develop products acceptable to that industry, our ability to retain our business relationships, and our ability to raise capital and the growth of the speech recognition software industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond Wizzard's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which Wizzard conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the  industries in which we operate, the development of products that may be superior to the products offered by Wizzard, demand for financial services, competition, changes in the quality or composition of Wizzard's products, our ability to develop new products, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting Wizzard's operations, products, services and prices.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2009.

Date:	3/16/10	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/16/10	By:	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Pittsburgh, Pennsylvania

March 16, 2010

Gregory & Associates, LLC [Letterhead]

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

Pittsburgh, Pennsylvania 15213

We have audited the accompanying consolidated balance sheets of Wizzard Software Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting for the year ended December 31, 2009 and 2008.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting for the year ended December 31, 2009 and 2008.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Wizzard Software Corporation and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with generally accepted accounting principles in the United States of America.

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

/s/Gregory & Associates, LLC.

March 31, 2010

Salt Lake City, Utah

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ASSETS	December 31, 2009	December 31, 2008
CURRENT ASSETS:
Cash	$757,894	$1,730,361
Accounts receivable, net of $34,200 and $34,200 allowance for 2009 and 2008, respectively	543,838	764,918
Prepaid expenses	32,103	37,465
Total current assets	1,333,835	2,532,744

PROPERTY AND EQUIPMENT, net	129,249	211,376
GOODWILL	20,459,669	20,459,669
DEFINITE LIFE INTANGIBLE ASSETS, net	78,387	37,500
OTHER ASSETS	3,582	4,757
Total assets	$22,004,722	$23,246,046

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$578,742	$430,169
Accrued expenses	176,530	315,742
Notes payable – current portion	1,000,000	-
Convertible Notes Payable, net of discount of $154,420 and $350,276, respectively	831,679	1,069,734
Deferred revenue	1,517	46,943
Total current liabilities	2,588,468	1,862,588

NOTES PAYABLE, less current portion	-	1,000,000
Total liabilities	2,588,468	2,862,588

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, 4,182 and 6,032 Series A convertible, contingently redeemable, shares issued and outstanding with liquidation preferences, respectively	4	6
Common stock, $.001 par value, 100,000,000 shares authorized, 56,465,322 and 45,713,981 shares issued and outstanding, respectively	56,465	45,714
Additional paid-in capital	75,525,846	69,994,782
Accumulated deficit	(56,166,061)	(49,657,044)
Total stockholders' equity	19,416,254	20,383,458
Total liabilities and stockholders' equity	$22,004,722	$23,246,046

The accompanying notes are an integral part of these consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES COLSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2009	2008	2007
REVENUE
Software	$827,428	$783,513	$831,155
Healthcare	2,904,782	3,932,505	3,362,547
Media services	1,461,480	1,392,122	969,789
Total Revenue	5,193,690	6,108,140	5,163,491

COST OF GOODS SOLD
Software	315,027	351,981	470,951
Healthcare	1,979,983	2,708,337	2,184,964
Media services	1,058,421	1,086,604	944,873
Total Cost of Goods Sold	3,353,431	4,146,922	3,600,788
Gross Profit	1,840,259	1,961,218	1,562,703

OPERATING EXPENSES
Selling expenses	592,064	1,121,139	878,654
General and administrative	1,413,825	1,687,986	992,269
Salaries, wages and related expenses	2,092,880	2,874,713	2,397,802
Consulting fees	1,230,922	2,472,232	3,517,057
Consulting fees – related party	-	-	18,977
Research and development	310,341	66,825	210,397
Impairment of goodwill	84,512	555,567	-
Total Expenses	5,724,544	8,778,462	8,015,156
LOSS FROM OPERATIONS	(3,884,285)	(6,817,244)	(6,452,453)
OTHER INCOME (EXPENSE):
Loss on disposal of assets	-	(7,207)	-
Interest income	2,242	60,918	189,043
Extension of note payable	-	(263,483)	-
Extension and re-pricing of warrants	(1,306,254)	-	(2,021,228)
Interest expense	(1,323,828)	(669,526)	(1,921,826)
Interest expense – related party	-	-	-
Other income	3,108	4,664	10,397
Total Other Income (Expense)	(2,624,732)	(874,634)	(3,743,614)
LOSS BEFORE INCOME TAXES	(6,509,017)	(7,691,878)	(10,196,067)
CURRENT INCOME TAX EXPENSE	-	-	-
DEFERRED INCOME TAX EXPENSE	-	-	-
NET LOSS	$(6,509,017)	$(7,691,878)	$(10,196,067)

PREFERRED DIVIDENDS:
Dividends paid, and warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature of preferred stock analogous to a dividend	-	(2,373,070)	(7,734,548)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(6,509,017)	$(10,064,948)	$(17,930,615)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.13)	$(0.23)	$(0.44)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	50,024,587	44,625,216	40,866,431

The accompanying notes are an integral part of these consolidated financial statements.

WIZZARD SOFTWARE CORPORATION STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31 2009, 2008 AND 2007

					Additional
	Common Stock		Preferred Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance at December 31, 2006	35,214,615	$35,215	-	$-	$27,570,632	$(24,269,099)

Stock issued for consulting services	840,691	840	-	-	2,216,784	-

Stock issued upon exercise of options for services	122,655	123	-	-	312,795	-

Stock issued upon exercise of warrants	630,701	631	-	-	676,688	-

Stock issued upon conversion of notes payable and accrued interest	239,781	240	-	-	479,322	-

Stock issued for acquisition of Webmayhem Inc.	5,326,320	5,326	-	-	16,293,213	-

Stock issued for purchase of operations of Professional Nursing Personnel Pool	245,099	245	-	-	624,755	-

Stock issued for achieved acquisition milestone of Interim Healthcare of Wyoming Inc.	11,909	12	-	-	36,906	-

Issuance of Convertible Series A Preferred Stock	-	-	7,500	7	6,709,993	-

Preferred dividend for the fair value of warrants issued with Convertible Series A Preferred Stock	-	-	-	-	2,912,700	(2,912,700)

Preferred dividend for the intrinsic value of the beneficial conversion feature on Convertible Series A Preferred Stock	-	-	-	-	4,587,300	(4,587,300)

Stock issued upon conversion of Series A Preferred Stock	672,263	672	(1,353)	(1)	24,709	-

Compensation for warrants which were re-priced and terms extended	-	-	-	-	2,021,228	-

Dividend on Series A Preferred Stock	-	-	-	-	(234,548)	-

Compensation for vested stock options	-	-	-	-	435,529	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	(10,196,067)

Balance at December 31, 2007	43,304,034	$43,304	6,147	$6	$64,668,006	$(41,965,166)

Stock issued for consulting services	350,907	351	-	-	807,637	-

Stock issued upon exercise of options for services	126,500	127	-	-	246,163	-

Stock issued for PNPP Milestone	58,830	59	-	-	127,602	-

Stock issued upon conversion of notes payable and accrued interest	504,895	505	-	-	905,465	-

Stock issued for Webmayhem Inc. Milestone	713,150	713	-	-	1,546,823	-

Warrants issued for extension of note payable	-	-	-	-	263,483	-

Acquisition of iClipx	220,000	220	-	-	653,180	-

Stock issued for Switchpod Milestone	100,000	100	-	-	97,900	-

The accompanying notes are an integral part of these financial statements.

Stock issued upon conversion of Series A Preferred into Common Stock	82,216	82	(115)	-	(82)	-

Dividend on Series A Preferred Stock	253,449	253	-	-	(213,158)	-

Compensation for vested stock options	-	-	-	-	470,878	-

Beneficial conversion feature on notes payable					420,885

Net loss for the year ended December 31, 2008						(7,691,878)

Balance at December 31, 2008	45,713,981	$45,714	6,032	$6	$69,994,782	$(49,657,044)

Stock issued for consulting services	175,000	175	-	-	127,325	-

Stock issued upon exercise of options for services	1,038,166	1,038	-	-	490,554	-

Stock issued upon conversion of notes payable and accrued interest	1,162,291	1,162	-	-	505,072	-

Stock issued upon conversion of Series A Preferred Stock	1,850,000	1,850	(1,850)	(2)	(1,848)	-

Stock Issued upon conversion of warrants	1,704,884	1,705	-	-	1,011,762	-

Issuance of Common Stock	4,200,000	4,200			1,750,200	-

Acquisition of Developer Apps	621,000	621	-	-	366,399	-

Compensation for notes payable which were re-priced and terms extended	-	-	-	-	950,527	-

Compensation for warrants which were re-priced and terms extended	-	-	-	-	292,702	-

Compensation for vested stock options	-	-	-	-	38,371	-

Net Loss for the year ended December 31, 2009	-	-	-	-	-	(6,509,017)

Balance at December 31, 2009	56,465,322	$56,465	4,182	$4	$75,525,846	$(56,166,061)

The accompanying notes are an integral part of these financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net loss	$(6,509,017)	$(7,691,878)	$(10,196,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	1,146,383	552,767	1,785,242
Compensation for re-pricing and extension of warrants	1,306,168	-	2,021,228
Compensation for extension of notes payable	-	263,483	-
Stock for non-cash expenses	619,092	1,054,278	2,530,543
Non-cash compensation for vested stock options	38,371	470,878	435,529
Impairment of goodwill	84,512	555,567	-
Loss on disposal of assets	-	7,207	-
Depreciation and amortization expense	342,733	262,665	77,942
Non-cash interest expense on notes payable	72,325	161,513	-
Change in allowance for bad debt	-	16,638	-
Change in allowance for slow moving inventory	-	-	(8,469)
Change in assets and liabilities:
Accounts receivable	221,081	92,501	(347,074)
Inventory	-	-	19,347
Prepaid expenses	6,538	(13,322)	22,169
Accounts payable	148,572	(237,965)	153,628
Accrued expense	(144,313)	(43,664)	265,584
Deferred revenue	(45,426)	(6,096)	11,350
Net Cash Used in Operating Activities	(2,712,981)	(4,555,428)	(3,229,048)

Cash Flows from Investing Activities:
Purchase of property & equipment	(13,886)	(184,928)	(42,412)
Acquisition of iClipx	-	(12,500)	-
Acquisition of the operations of PNPP	-	(6,264)	(162,946)
Cash acquired in acquisitions	-	-	23,795
Acquisition of Webmayhem Inc.	-	-	(350,000)
Net Cash Used in Investing Activities	(13,886)	(203,692)	(531,563)

Cash Flows from Financing Activities:
Net Proceeds from the issuance of common stock	1,754,400	-	677,319
Net Proceeds from the issuance of Series A Preferred Stock	-	-	6,710,000
Proceeds from issuance of notes payable	-	1,000,000	-
Dividend paid on preferred stock	-	(422,074)	(209,169)
Payments on capital lease	-	(26,726)	(37,801)
Payments on note payable	-	(97,928)	(28,597)
Net Cash Provided by Financing Activities	1,754,400	453,272	7,111,752

Net Increase (Decrease) in Cash	(972,467)	(4,305,848)	3,351,141
Cash at the Beginning of Period	1,730,361	6,036,209	2,685,068
Cash at the End of Period	$757,894	$1,730,361	$6,036,209

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$110,656	$21,203	$14,336
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.
WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:	For the Years Ended December 31,
	2009	2008	2007
Compensation for re-pricing and extension of warrants	1,306,168	-	2,021,228
Value of stock issued upon exercise of options for services	491,592	246,290	312,918
Value of stock issued to consultants	127,500	807,988	2,020,375
Value of stock issued to employee	-	-	197,250
Amortization of discount on notes payable	1,146,383	552,767	1,785,242
Compensation upon vesting of stock options granted	38,371	470,878	435,529
Value of stock issued upon conversion of notes payable and related accrued interest	506,235	749,702	479,562
Value of stock issued for acquisition of Webmayhem Inc.	-	1,547,535	16,298,539
Value of stock issued for acquisition of the operations of PNPP	-	127,661	625,000
Value of stock issued for acquisition of the operations of iClipx	-	653,400	-
Value of stock issued for acquisition of the operations of Switchpod	-	98,000	-
Value of stock issued for acquisition Developer Apps	367,020	-	-
Value of stock issued for acquisition of Interim Healthcare of Wyoming Inc.	-	-	36,918
Value of warrants issued for extension of notes payable	-	263,483	-

During 2009, the company issued 1,850,000 common shares upon conversion of 1,850 shares of Series A Preferred Stock.

On September 19, 2009, the Company changed the conversion price of the 5% Convertible Notes Payable from $0.50 per share to $0.40 per share.  This resulted in the recording of a beneficial conversion feature valued at $94,289

On June 19, 2009, the Company changed the conversion price of the 5% Convertible Notes Payable from $1.00 per share to $0.50 per share.  This resulted in the recording of a beneficial conversion feature valued at $451,990.

During 2008, the company issued 82,216 common shares upon conversion of 115 shares of Series A Preferred Stock and payment of $1,466 in dividend payable.

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

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management made assumptions and estimates for determining reserve for accounts receivable, obsolete inventory and in determining the impairment of definite life intangible assets and goodwill.  Actual results could differ from those estimated by management.

Reclassification – The financial statements for the period ended prior to December 31, 2009 have been reclassified to conform to the headings and classifications used in the December 31, 2009 financial statements.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At December 31, 2009, the Company had cash balances of $185,936 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2009 and 2008, the Company has an allowance for doubtful accounts of $34,200 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2009, 2008 and 2007, the Company adjusted the allowance for bad debt by $0, $16,638 and $0, respectively.

Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

Leases - The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) Topic 840, (formerly Statement of Financial Accounting Standards SFAS No. 13 "Accounting for Leases").  Leases that meet one or more of the capital lease criteria of standard are recorded as a capital lease, all other leases are operating leases.

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

Software Development Costs - We account for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet our internal needs in accordance with ASC 985 Software (formerly SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed and Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use). We have determined that technological feasibility for our products to be marketed to external users was reached shortly before the release of those products. As a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. In addition, costs incurred during the application development stage for software programs to be used solely to meet our internal needs were not material.

Loss Per Share - The Company computes loss per share in accordance with FASB ASC Topic 260 (formerly Statement of Financial Accounting Standards "SFAS" No. 128 "Earnings Per Share,") which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 11).

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 (formerly Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes.")  This topicrequires an asset and liability approach for accounting for income taxes.(see Note 9)

Advertising Costs - Advertising costs are expensed as incurred and amounted to $162,518, $195,655and $304,305 for the period ending December 31, 2009, 2008 and 2007, respectively.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-605, Software — Revenue Recognition which includes former Statement of Position ("SOP") 97-2 (as amended by SOP 98-4 and SOP 98-9) and related interpretations, "Software Revenue Recognition". the Company's revenue recognition policies are also in compliance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104.

Software - The Company sells packaged and custom software products and related voice recognition product development consulting.  Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  For packaged software products the Company offers a 30 day right of return.  Provisions are recorded for returns, concessions, and bad debts and at December 31, 2009 and 2008 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided. Such items are included in net revenues and amounted to $500, $24,312 and $4,000 at December 31, 2009, 2008 and 2007, respectively.

Healthcare - The Company recognizes revenue from the providing of healthcare services when the services are provided and collection is probable.

Media Services – Digital media publishing services are billed on a month to month basis.  The Company recognizes revenue from providing digital media publishing services when the services are provided and when collection is probable.  The Company recognizes revenue from the insertion of advertisements in digital media, as the digital media with the advertisement is downloaded and collection is probable.  The Company recognizes revenue from the sale of Apps when the app is sold and when collection is received.

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs, which totals $310,340, $66,825 and $210,397 for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 8.  During the periods presented in the accompanying financial statements, the Company has granted options under its 2007, 2008 and 2009 defined stock option plans. The Company accounts for options in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 718, Compensation – Stock Compensation.   Non-cash compensation cost of $38,371 and $470,878 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the twelve months ended December 31, 2009 and 2008, respectively.  Non-cash compensation cost of $127,500, $246,290 and $312,918 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the twelve months ended December 31, 2009, 2008 and 2007.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Enacted Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued new standards for the accounting for transfers of financial assets. These new standards eliminate the concept of a qualifying special-purpose entity; remove the scope exception from applying the accounting standards that address the consolidation of variable interest entities to qualifying special-purpose entities; change the standards for de-recognizing financial assets; and require enhanced disclosure. These new standards are effective for us beginning in the first quarter of 2010, and are not expected to have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of 2010 and are not expected to have a significant impact on our consolidated financial statements.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	December 31, 2009	December 31, 2008

Furniture, fixtures and equipment	2-10 yrs	$390,442	$376,556
Production molds	3 yrs	47,710	47,710
Software	2-5 yrs	11,964	11,964
		450,116	436,230
Less: Accumulated depreciation		(320,867)	(224,854)
Property & equipment, net		$129,249	$211,376

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $96,012, $75,850 and $45,978, respectively. Certain equipment is held as collateral on notes payable.

Amortization expense for the year ended December 31, 2009, 2008, and 2007 was $0, $15,982 and $31,964, respectively.

NOTE 4 - GOODWILL / DEFINITE-LIFE INTANGIBLES ASSETS

Intangible Assets - Definite-life intangible assets consist of distribution rights to i-phone applications, website development cost, patents, trademarks, and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc. and content purchased in the acquisition of iClipx.  The Company classifies its intangible assets as definite-life intangible assets.

During, 2009, the Company recorded $372,120 of intangible assets for the distribution rights for i-phone applications of through the issuance of 621,000 shares of restricted common stock. These assets are being amortized on a straight-line basis over its estimated useful life of one year.

Definite life intangible assets consist of:

	For the Years Ended December 31,
	2009	2008

Intangible Asset at beginning of period	$37,500	$-

Purchases	372,120	475,000
Amortization	(246,721)	(170,833)
Impairment	(84,512)	(266,667)
Intangible Asset at end of period	$78,387	$37,500

The remaining intangible asset balance will be fully amortized during 2010.

Impairment - During 2009, the Company performed its annual test of impairment of define life intangible assets by comparing the net carrying value of the intangible asset with the present value of future cash flows. Fair value was estimated using the expected present value of discounted future cash flows of the businesses.  When making these estimates, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Future results and other assumed variables could differ from those estimated. During 2009, the Company recorded an impairment charge of $84,512 as a result of impairment testing.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - GOODWILL / DEFINITE-LIFE INTANGIBLES ASSETS – Continued

Goodwill - The following is a summary of goodwill:

	For the Years Ended December 31,
	2009	2008

Goodwill at beginning of period	$20,459,669	$20,724,986
Acquisition - iClipx	-	190,900
Milestone payment - Switchpod	-	98,000
Milestone payment - Webmayhem Inc.	-	(270,997)
Milestone payment - PNPP	-	5,680
Impairment	-	(288,900)
Goodwill at end of period	$20,459,669	$20,459,669

Goodwill consists of:

December 31,
2009
Interim Healthcare of Wyoming – Casper	$945,795
Interim Healthcare of Wyoming - Billings	974,691
Webmayhem Inc.	18,539,183
Total Goodwill	$20,459,669

Impairment - The result of the annual impairment test for Interim Healthcare of Wyoming Inc. indicated that the carrying value of goodwill in 2009 did not exceed their implied fair value, and an impairment charge was not recorded in the consolidated statement of operations.

The result of the annual impairment test indicated that the carrying value in 2008 of $288,900 in goodwill exceeded the implied fair value, and an impairment charge was recorded in the consolidated statement of operations. The goodwill impaired for 2008 relates to the acquisitions of Switchpod Technology and iClipx.

Also, the Company completed an analysis of the fair value of the business as it relates to the goodwill associated with the acquisition of Webmayhem Inc.  The analysis of the business enterprises’ fair value was performed as of October 1, 2009. Based on the results of the application of the Fair Market Value, no impairment of goodwill was recorded on the goodwill recorded in connection with the acquisition of Webmayhem Inc. When making these estimates, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from those estimated.

NOTE 5 - NOTES PAYABLE / CONVERTIBLE NOTE PAYABLE

Note Payable - On December 2, 2008, the Company closed a Subscription Agreement by which three institutional investors purchased 11% promissory notes payable having a total principal amount of $1,000,000, maturing November 1, 2010.  The holders of the notes were granted a security interest in the assets of the Company and its subsidiary, Interim Healthcare of Wyoming Inc, including ownership of the Subsidiary and the assets of the Subsidiary.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE / CONVERTIBLE NOTE PAYABLE – Continued

Convertible Notes Payable – On October 27, 2006, the Company closed a Subscription Agreement by which three institutional investors purchased a) a 5% convertible notes payable having a total principal amount of $2,375,000, originally convertible into common shares of the Company at $2.00 per share and maturing April 27, 2008; b) Class A Warrants to purchase a total of 593,750 shares of common stock, at $2.50 per share, exercisable for three years, and c)Class B Warrants to purchase a total of 1,187,500 shares of common stock at $2.00 per share, exercisable until 180 days after the effective date of the Registration Statement. As the conversion price for the note was below the fair value of the common stock on the date issued, the Company recorded a discount on the note for beneficial conversion feature of the note in accordance with the provisions found in FASB ASC Topic 470 (formerly EITF 98-5). The fair value of the beneficial conversion feature was reduced so that the discount resulting from the fair value of the beneficial conversion feature of the warrants does not exceed the $2,375,000 proceed received from the subscription.  The original $2,375,000 discount was amortized as interest expense over the original term of the note.

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

On June 19, 2009, the Company changed the conversion price of the 5% Convertible Notes Payable from $1.00 per share to $0.50 per share.  As the conversion price for the note was at the fair value of the common stock on the date of the change, the Company recorded a $567,493 discount on the note for beneficial conversion feature of the note.

On September 19, 2009, the Company changed the conversion price of the 5% Convertible Notes Payable from $0.50 per share to $0.40 per share.  As the conversion price for the note was at the fair value of the common stock on the date of the change, the Company recorded a $236,162 discount on the note for beneficial conversion feature of the note.

As of December 31, 2009 and 2008, the Company owed $986,099 and $1,420,010 net of remaining discounts of $154,420 and $350,276, respectfully, on the convertible notes payable.  As of December 31, 2009, the notes are convertible into common shares at $.40 per share and mature October 15, 2010. During 2009, 2008 and 2007, the Company recorded interest expense of $1,146,383, $552,767 and $1,785,242 resulting from the amortization of the discounts recorded against the notes.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of December 31, 2009 and 2008, the Company had 4,182 and 6,032 Series A Preferred shares issued and outstanding, respectively.

On December 2, 2008, the Company amended the Series A Preferred Stock effectively reducing the conversion price to common stock from $2.05 per share to $1.00 per share, and eliminating future cumulative dividends.   A liquidating dividend of $1,981,286 was recorded upon amendment of the Series A Preferred shares and reflected in the December 31, 2008 Consolidated Statement of Operations.

As of December 31, 2009, the Series A Preferred shares have no voting rights, with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Preferred shares and any damages are convertible into common shares at $1.00 per common shares.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $0.001 par value. As of December 31, 2009 and 2008, 56,465,322 and 45,713,981 shares were issued and outstanding, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK – Continued

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

NOTE 6 - CAPITAL STOCK – continued

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

NOTE 6 - CAPITAL STOCK - continued

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

NOTE 6 - CAPITAL STOCK - continued

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

NOTE 6 - CAPITAL STOCK - continued

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

NOTE 6 - CAPITAL STOCK - continued

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

On November 17, 2009, the Company issued 27,500 common shares in payment of a $11,000 note payable.

On November 24, 2009, the Company issued 37,500 common shares in payment of a $15,000 note payable.

On November 25, 2009, the Company issued 165,000 restricted common shares for the purchase of distribution rights to Developers Apps valued at $77,500.

On November 11, 2009, the Company issued 210,636 common shares in payment of a $84,000 note payable and $254 of accrued interest.

On December 2, 2009, the Company issued 650,000 common shares upon the exercise of options valued at $266,500 to consultants for services rendered.

On December 2, 2009, the Company recorded $404,248 of non-cash expense related to the extension of convertible notes payable.

On December 15, 2009, the Company issued 103,179 common shares in payment of a $40,000 note payable and $1,271 of accrued interest.

On December 21, 2009, the Company closed a Subscription Agreement by which an institutional investor purchased 1,200,000 shares of Common Stock, par value $.001, for a total amount of $446,400, net of fees of $33,600.

On December 22, 2009, the Company issued 10,000 common shares upon the exercise of options valued at $3,800 to consultants for services rendered.

During 2009, the company recorded $38,371 of non-cash compensation expense related to the vesting of certain stock options.

On December 31, 2009, the Company recorded $28,508 of non-cash expense related to the extension A warrants.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company entered into an agreement with Sempire Marketing whereby Sempire provided marketing services to clients of Wizzard Software Corporation.  Also, Survival Spanish, an Education podcaster ran advertising campaigns on their shows during 2009.  Sempire Marketing and Survival Spanish is owned by David Spencer.  David Spencer is a sibling of the CEO of the Company.  During 2009 and 2008, payments were made to Mr. Spencer totaling $786 and $2,644, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS & WARRANTS

2009 Stock Option Plan - During 2009, the Board of Directors adopted a Stock Option Plan ("2009 Plan").  Under the terms and conditions of the 2009 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2009 Plan may not exceed 2,000,000.  At December 31, 2009, 1,240,000 options were available to be granted under the 2009 Plan.  During the twelve months ended December 31, 2009, the Company granted 760,000 options.

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a 2008 Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 400,000.  At December 31, 2009, 5,334 options were available to be granted under the 2008 Key Employee Plan.  During the twelve months ended December 31, 2009, the Company granted 294,666 options.

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan").  Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Plan may not exceed 200,000.  At December 31, 2009, 7,500 options were available to be granted under the 2008 Plan.  During the twelve months ended December 31, 2009, the Company granted 17,500 options.

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan").  Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000.  At December 31, 2009, 3,245 options were available to be granted under the 2007 Plan.  During the year ended December 31, 2009 and 2008, the Company granted 10,000 and 6,500 options, respectively.

The fair value of option grants during the years ended December 31, 2009 and 2008 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Dividend yield	0%	0%
Expected life	3 yrs	4 yrs
Expected volatility	84.7%	85.6%
Risk-free interest rate	1.6%	2.8%

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS & WARRANTS - continued

A summary of the status of options granted at December 31, 2009, and changes during the period then ended are as follows:

	For the Year Ended December 31, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	742,500	$2.15	5.2 years	$-
Granted	1,082,166	0.93	0.1 years	-
Exercised	(1,048,166)	-	-	-
Forfeited	(270,000)	2.35	-	-
Expired	-	-	-	-
Outstanding at end of period	506,500	1.95	5.1 years	-
Vested and expected to vest in the future	506,500	1.95	5.1 years	-
Exercisable at end of period	472,500	2.06	5.3 years	-
Weighted average fair value of options granted	506,500	$1.95	5.1 years	$-

The Company had 105,000 non-vested options at the beginning of 2009 with a weighted average price of $2.10 per share.  At December 31, 2009, the Company had 34,000 non-vested options at the weighted average price of $0.51 resulting in an unrecognized compensation expense of $15,663, which will be expensed through the second quarter of 2010.

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $0 and $312,918 respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2009, 2008 and 2007 (for outstanding options), less the applicable exercise price.

During 2009, 2008 and 2007, the company recorded $38,371, $470,878 and $435,528 of non-cash compensation expense related to the vested stock options issued to employees.

December 31, 2009, 2008 and 2007 the company recorded non-cash compensation cost of $491,592, $246,290 and $312,918 for vested and exercised options issued to employees and consultants.

A summary of the status of the warrants granted is presented below for the twelve months ended:

	December 31, 2009		December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,336,351	$2.62	4,123,851	$2.42
Granted	-	-	400,000	2.85
Exercised	(1,704,884)	-	-	-
Forfeited	-	-	-	-
Expired	(513,333)	2.27	(1,187,500)	2.00
Outstanding at end of period	1,118,134	$1.74	3,336,351	$2.62

During March 2008, the company issued Class C warrants valued at $263,483 for the extension of the maturity date on the 5% notes payable.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS - continued

On June 25, 2009 the Company issued 1,219,512 common shares upon re-pricing of warrants and immediate conversion of warrants, recording $780,488 of expense.

On August 31, 2009 the Company issued 275,000 common shares upon re-pricing of warrants and immediate conversion of warrants, recording $132,000 of expense.

On September 17, 2009 the Company issued 210,372 common shares upon re-pricing of warrants and immediate conversion of warrants, recording $100,978 of expense.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, (Formerly SFAS No. 109, Accounting for Income Taxes) which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At December 31, 2009 and 2008, the total of all deferred tax assets was $16,070,886 and $14,130,993, respectively, and the total of the deferred tax liabilities was $1,515,719 and $1,028,908, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $14,555,167 and $13,102,085 for the years ended December 31, 2009 and 2008.  The change in the valuation allowance for the year ended December 31, 2009 and 2008 was $1,453,082 and $2,604,397, respectively.

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2009, 2008 and 2007 consist of the following:

	For the Years Ended December 31,
	2009	2008		2007
Current tax expense:			$
Federal	$-	-		-
State	-	-		-
Current tax expense	-	-		-

Deferred tax expense (benefit):
Allowance for doubtful accounts	-	(5,657)		-
Bonus accrual	(13,804)	(18,438)		(22,642)
Commission accrual	(1,817)	(8,567)		(11,625)
Vacation accrual	(6,869)	(6,869)		(8,073)
Goodwill – impaired	(32,326)	(212,507)		-
Non-cash compensation – options	(14,677)	(180,113)		(166,592)
Stock compensation	75,449	-		(75,449)
Goodwill – tax amortization	486,811	548,316		417,019
Net operating loss carryforward	(1,945,849)	(2,720,562)		(2,532,448)
Valuation allowance	1,453,082	2,604,397		2,399,810
	-	-		-
Income tax expense	$-	$-		$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES - continued

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows:

	December 31,
	2009	2008	2007
Current deferred tax assets:
Computed tax at the expected statutory rate	$(2,209,820)	$(2,615,239)	$(3,466,663)
State and local income taxes, net of federal	(276,940)	(339,540)	(448,131)
Non-deductible compensation for modification of warrants	499,614	100,783	773,128
Amortization of discount on convertible notes payable for the beneficial conversion feature, and warrants	438,496	211,436	682,862
Other non-deductible expenses	95,568	38,163	58,994
Change in valuation allowance	1,453,082	2,604,397	2,399,810
Income tax expense	$-	$-	$-

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at December 31, 2009 and 2008:

	December 31,
	2009	2008
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$11,628	$11,628
Bonus accrual	57,047	43,243
Commission accrual	22,009	20,192
Vacation accrual	33,061	26,192
Valuation allowance	(123,745)	(101,255)
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):
Excess of impaired goodwill for book purposes over tax	1,011,588	979,262
Non-cash compensation – options	425,257	410,580
Stock compensation	-	75,449
Excess of goodwill amortization for tax over book	(1,515,719)	(1,028,908)
Net operating loss carryforward	14,510,296	12,564,447
Valuation allowance	(14,431,422)	(13,000,830)
Total long-term deferred tax assets (liabilities)	-	-
	$-	$-

The Company has available at December 31, 2009 operating loss carryforwards of approximately $38,000,000 which may be applied against future taxable income and which expires in various years through 2029.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LEASES

Operating Lease - The Company leases office space, in Pittsburgh, Pennsylvania, on a month to month basis for of $4,231 a month. The Company leases additional office space in Casper, Wyoming for $4,750 a month through June 2011.  The Company further leases space in Billings, Montana for of $1,350 a month through February 2011.

Lease expense charged to operations was $145,728, $173,978 and $111,579 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 11 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the years ended December 31,:

	2009	2008	2007
Loss from continuing operations available to common stockholders (numerator)	$(6,509,017)	$(7,691,878)	$(10,196,067)
Preferred dividends paid, warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature analogous to a dividend	-	(2,373,070)	(7,734,548)
Loss available to common stockholders (numerator)	(6,509,017)	(10,064,948)	(17,930,615)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	50,024,587	44,625,216	40,866,431

At December 31, 2009, the Company had 506,500 options to purchase common stock of the Company at $0.51 to $2.89 per share, and 1,118,134 warrants outstanding to purchase common stock of the Company at $0.40 to $2.85 per share and convertible notes payable wherein the holders could convert the note into a minimum of 2,465,250 shares of common stock and 4,182 shares of Series A Preferred convertible into common stock at $1.00 per share wherein the holder could convert the shares into a minimum of 4,182,000 shares of common stock; which were not included in the loss per share computation because their effect would be anti-dilutive. See Note 16 for subsequent issuances of common stock and common stock equivalents.  The Company may be obligated to issue additional shares in connection with the purchase of Developer Apps (See Note 13).

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONCENTRATION OF REVENUES

During the years ended December 31, 2009, 2008 and 2007, 11%, 10% and 11%, respectively, of the Company's revenue was derived from the sale of AT&T's OEM Natural Voices desktop products.

NOTE 13 - COMMITMENTS & CONTINGENCIES

The Company is from time to time involved in routine legal and administrative proceedings and claims of various types. While any proceedings or claim contains an element of uncertainty, Management does not expect a material impact on our results of operations or financial position.

Agreements - In connection with the agreement with AT&T to sell AT&T's OEM Natural Voices desktop product licenses, the Company is required to make minimum purchases of $125,000 per each six month period beginning July 2007 through September 2013.  In connection with the agreement with IBM to sell IBM's OEM ViaVoice desktop products licenses, the Company is required to make minimum purchases of $12,500 per quarter beginning July 2009 through June 2010.

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

NOTE 13 - COMMITMENTS & CONTINGENCIES - continued

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

Contingent Consideration for the Purchase of the Distribution Rights of Space Buster 3D   As part of the purchase agreement, the Company agreed to issue an additional 15,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $25,000 through the first six month after closing and an additional 15,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $25,000 during the second six months after closing.

NOTE 14 - SEGMENT REPORTING

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

The following is a summary of the Company's operations by segment for the years ended December 31, 2009, 2008 and 2007 (in 000”s):

	2009				2008				2007
	Soft-ware	Media	Health care	Total	Soft-ware	Media	Health care	Total	Soft-ware	Media	Health care	Total
Net revenues	$827	$1,462	$2,905	$5,194	$784	$1,392	$3,932	$6,108	$831	$970	$3,363	$5,164
Cost of sales	315	1,058	1,980	3,353	352	1,087	2,708	4,147	471	945	2,185	3,601
General and administrative	1,558	1,124	825	3,507	2,126	1,632	805	4,563	1,919	718	832	3,469
Consulting	1,185	22	24	1,231	1,818	582	72	2,472	3,056	416		3,472
Selling	168	362	62	592	161	912	48	1,121	252	485	127	864
Research and development	-	310	-	310	51	16	-	67	111	99	-	210
Compensation for re-pricing/extension of warrants	1,306	-	-	1,306	263	-	-	263	2,021	-	-	2,021
Impairment of goodwill	-	85	-	85	-	556	-	556	-	-	-	-
Other income	3	-	2	5	55	3	8	66	185	-	14	199
Interest expense	1,324	-	-	1,324	660	-	10	670	1,908	-	14	1,922
Loss on disposal of assets	-	-	-	-	1	6	-	7	-	-	-	-
Net income (loss)	$(5,026)	$(1,499)	$16	$(6,509)	$(4,593)	$(3,396)	$297	$(7,692)	$(8,722)	$(1,693)	$219	$(10,196)

Total assets	1,852	18,539	1,614	22,005	2,406	18,729	2,111	23,246	6,802	19,007	2,041	27,850
Depreciation expense	42	41	13	96	41	25	26	92	10	11	47	68

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SEGMENT REPORTING - continued

Of the Company’s net revenue, for the years ended December 31, 2009, 2008 and 2007, $186,258, $167,457 and $244,618, respectively, were from foreign based companies.

The following is a summary of the Company’s revenue by region:

	2009	2008	2007
Regions
North America	$5,007,432	$5,940,953	$4,918,873
South America	20,315	31,980	18,488
Europe	152,867	108,641	201,840
Asia	13,076	20,927	24,290
Africa	-	5,909	-
Total	$5,193,690	$6,108,410	$5,163,491

NOTE 15 – QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table set forth unaudited financial information on a quarterly basis for each of the last two years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2009
Revenues	$1,178,573	$1,160,919	$1,384,218	$1,469,980	$5,193,690
Gross profit	374,282	380,408	531,671	553,898	1,840,259
Operating loss	(1,130,353)	(967,282)	(815,855)	(970,795)	(3,884,285)
Net loss	(1,317,753)	(2,193,552)	(1,508,249)	(1,489,463)	(6,509,017)
Preferred dividends paid, warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature analogous to a dividend	-	-	-	-	-
Net loss available to common stockholders	(1,317,753)	(2,193,552)	(1,508,249)	(1,489,463)	(6,509,017)
Basic and diluted loss per share	(0.03)	(0.05)	(0.03)	(0.02)	(0.13)

2008
Revenues	$1,668,478	$1,465,874	$1,533,339	$1,440,719	$6,108,410
Gross profit	666,841	397,181	415,139	482,057	1,961,218
Operating loss	(2,021,740)	(1,762,252)	(1,333,447)	(1,699,805)	(6,817,244)
Net loss	(2,644,450)	(1,891,242)	(1,353,767)	(1,802,419)	(7,691,878)
Preferred dividends paid, warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature analogous to a dividend	(107,380)	(106,983)	(106,452)	(2,052,255)	(2,373,070)
Net loss available to common stockholders	(2,751,830)	(1,998,225)	(1,460,219)	(3,854,674)	(10,064,948)
Basic and diluted loss per share	(0.06)	(0.04)	(0.03)	(0.10)	(0.23)

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date and time this annual report on Form 10-K was filed:

On January 4, 2009, the Company issued 455,000 common shares upon notice of conversion of 182 shares of Series A Preferred Stock.

On January 6, 2010, the Company issued 600,000 unregistered and restricted shares of common stock for the extension of the 11% notes payable.

On January 8, 2010, the Company issued 16,580 common shares in payment of $6,632 of accrued interest.

On January 8, 2010, the Company issued 65,625 common shares in payment of $25,000 of a note payable and $1,250 of accrued interest.

On January 28, 2010, the Company issued 66,616 common shares upon the exercise of options valued at $23,316 to consultants and employees for services rendered.

On February 12, 2010, the Company issued 50,000 common shares upon a cashless exercise of warrants.

On February 16, 2010, the Company issued 105,722 common shares in payment of $40,000 of a note payable and $2,289 of accrued interest.

On February 17, 2010, the Company issued 105,736 common shares in payment of $40,000 of a note payable and $2,294 of accrued interest.

On February 17, 2010, the Company issued 25,000 common shares upon the exercise of options valued at $9,750 to consultants for services rendered.

On February 26, 2010, the Company amended the Series A Preferred Stock reducing the conversion price to common stock from $1.00 per share to $0.80 per share.

On March 14, 2010, the Company issued a promissory note in the amount of $100,000 with interest accumulating at 10% annually, maturing on April 30th, 2010.

On March 26, 2010, the Company issued a promissory note in the amount of $100,000 with interest accumulating at 10% annually, maturing on May 15th, 2010.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2009, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2009 at the above-described reasonable assurance level.

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

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

       Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management identified no material weakness, as of December 31, 2009.

Item 9B. Other Information

     None; not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

•	the names of our current directors and executive officers,

•	their ages as of June 9, 2010, which is the record date for our 2010 annual meeting of stockholders; and

•	the capacities in which they currently serve Wizzard :

Name	Age	Position(s)	Officer Since
Christopher J. Spencer	41	Chief Executive Officer and Chairman of the Board	2001
John Busshaus	47	Chief Financial Officer	2007
David Mansueto	31	Director	2007
Denis Yevstifeyev	28	Director	2007
Douglas Polinsky	51	Director	2007
J. Gregory Smith	41	Director	2007

 Christopher Spencer has served as our Chief Executive Officer, President and as a director of Wizzard since February 7, 2001.  Mr. Spencer has been responsible for our overall direction since our inception and has been instrumental in leading us to our current position in the podcasting industry.  From 1994 until 1996, Mr. Spencer founded and worked for ChinaWire, Inc., a high-technology company engaged in financial remittance between international locations and China.  Mr. Spencer worked for Lotto USA, Inc. from 1992-1994, where he was founder and Chief Executive Officer for the Pennsylvania computer networking company.  From 1990 until 1992, Mr. Spencer worked for John Valiant, Inc., and was responsible for business concept development and obtaining financing.

John Busshaus served as our Controller since April 2006, until his election as our Chief Financial Officer on January 29, 2007.  Mr. Busshaus has been responsible for our overall accounting and financial reporting functions since joining the Company in April 2006. From 2004 to 2006, Mr. Busshaus was an independent business consultant.  Mr. Busshaus’ efforts were assisting organizations with the implementation of Sarbanes Oxley, filing of SEC reports, and taking a company through an IPO.  Mr. Busshaus worked for Talanga International from 2001 to 2004, where he was the Chief Financial Officer for the company.  From 1999 to 2000, Mr. Busshaus worked for Mellon Bank as Controller and Vice President, and was responsible for strategic planning and managing the annual and monthly budgeting within Global Security Services.  From 1994 to 1998, Mr.

Busshaus worked for PepsiCo as Senior Business Planner, and was responsible for annual and quarterly budgets planning, as well as weekly, monthly and quarterly reporting of results.  As a member of management, Mr. Busshaus' efforts contributed to the revenue growth and market share increases in a market that was categorized as saturated.

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

Douglas Polinsky has served as a Director of Wizzard since October 2007.  Mr. Polinsky serves as the President of Great North Capital Corp., a Minnesota-based financial services company he founded in 1995.  Great North advises corporate clients on capital formation and other transaction-related financial matters.  Mr. Polinsky earned a Bachelor of Science degree in Hotel Administration at the University of Nevada at Las Vegas.

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

Denis Yevstifeyev has served as a Director of Wizzard since October 2007.  Mr. Yevstifeyev operates his own consulting practice providing accounting and management consulting services to clients across various business sectors. From 2007 to 2008, Mr. Yevstifeyev served as Sr. Financial Reporting Analyst for American Eagle Outfitters, Inc, in Pittsburgh.  His duties included: preparing and analyzing various internal and external financial reports; researching new accounting pronouncements and evaluating any impact on the financial statements.  He also reviewed accounting workpapers and prepared the company’s SEC filings for forms 8-K, 10-Q and 10-K.  From 2005 to 2007, Mr. Yevstifeyev worked for Schneider Downs, Inc., where he worked on Sarbanes-Oxley compliance engagements. In 2005, Mr. Yevstifeyev graduated with a Bachelor of Science degree in Business from Washington and Jefferson College.  He also graduated with honors from the Moscow Bank College of the Central Bank of Russia in Moscow with a degree in Finance in 2000.  From 2002 to 2003, Mr. Yevstifeyev served as the Settlement Department Manager for SDM BANK in Moscow, where he dealt with domestic and international corresponding banks, among other responsibilities.

Family Relationships.

     There are no family relationships between any of our directors or executive officers.

 Involvement in Certain Legal Proceedings.

     During the past ten years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed,

suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Wizzard Software Corporation

Attn: Kathy Neal

5001 Baum Blvd., Suite 770

Pittsburgh, PA 15213

Board of Directors Independence

The Board of Directors has determined that each of J. Gregory Smith, Denis Yevstifeyev and Douglas Polinsky has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and satisfies the independence requirements required by the NYSE AMEX. The non-management independent directors meet in executive session, without management, at least annually. Mr. Polinsky, an independent non-management director, chairs all executive session meetings of directors.

Committees of the Board of Directors

The Board of Directors has adopted written charters for two standing committees: the Nominating Committee and the Audit Committee. The Board has determined that all members of the Nominating and Audit Committees are independent and satisfy the relevant SEC or NYSE AMEX independence requirements for members of such committees.

Nominating Committee.    The Nominating Committee currently consists of Mr. Polinsky as chair, Mr. Yevstifeyev, and Mr. Smith. This committee provides assistance to the Board in identifies individuals qualified to become members of the Board of Directors consistent with Board criteria. The committee also oversees the evaluation of the Board of Directors and management.  There have not been any material changes to the procedures by which stockholders recommend nominees to the Board of Directors.

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

Item 11.  Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the compensation committee (i) was an officer or employee of the Company or a subsidiary of the Company during 2009, (ii) was formerly an officer of the Company or a subsidiary of the Company, or (iii) had any relationship required to be disclosed pursuant to Item 404 of Regulation S-K.

During fiscal 2009, none of the Company’s executive officers served as (i) a member of a compensation committee of another company, one of whose executive officers served on the Company’s compensation committee; (ii) a director of another company, one of whose executive officers served on the Company’s compensation committee; or (iii) a member of a compensation committee of another company, one of whose executive officers served as one of the Company’s directors.

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

Obtained Performance Milestones:

•	We construct our annual bonus opportunities to have appropriately aggressive targets that require significant achievement against performance milestones.

Aligned Interests:

•	Our base pay practices reduce fixed costs and emphasize performance-based incentive programs, which we believe are in the best interests of stockholders.

•	We base our annual bonus opportunities on performance milestones and value to the stockholder that focus executives on performance results that is of common interest to stockholders.

•	We award long-term equity incentive opportunities using stock options and restricted stock so that appreciating stock value is a significant factor in executive compensation.

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

Our performance for fiscal 2009 was at or below targeted levels, due to a year that presented an economic recession. Company-wide, total revenue for the year was $5.2 million, a decrease of 15% from the previous year.    During 2009, the Company closed three subscription agreements whereby one institutional investor invested a total of $1.7 million in cash in exchange for 4.2 million shares of common stock.

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

In 2009, our named executives’ salaries ranged from $100,000 to $145,200. There were no changes in salaries for senior executives during 2009.  Changes in senior executive base pay during fiscal year 2008 included an increase in Mr. Spencer’s annual base pay on February 1, 2008 from $132,000 to $145,000; and an increase in Mr. Busshaus’ annual base pay from $121,000 to $133,100 on February 1, 2008.

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

In fiscal year 2009, there were no discretionary bonuses awarded to any executive officer.

Our Compensation Committee believes that we have executed on our compensation philosophy given the level of Company performance in fiscal 2009.

Long-Term Incentive Compensation.   In 2009, we offered a limited group of employees, including all named executives, stock options.

In fiscal 2010, we plan to execute a long-term incentive design that will utilize stock options. For senior management, including named executives, the primary emphasis will be on stock option awards. This results primarily in senior management focus on stock price performance, directly aligning the interests of executives with the interests of stockholders. It also puts a higher percentage of long-term compensation at risk as the design delivers less immediate value to executives.

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

Retirement and Other Benefits

Generally, we view retirement savings as a personal matter. We currently do not offer any pre-tax retirement savings through the use of a traditional 401(k) plan; a deferred compensation plan; or other retirement programs.

Perquisites.    Eligible employees, including named executives, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care; life, accidental death and dismemberment and disability insurance; and vacation plans. The primary purpose of providing these plans and limited perquisites to senior executives is to attract and retain talented executives to manage the Company. With respect to non-insurance perquisites, we prefer to take a minimalist approach. For fiscal 2009, the Company did not have executive non-insurance perquisites.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this proxy statement with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement and incorporated by reference into our 2009 Annual Report on Form 10-K.

Compensation Committee

Douglas Polinsky, Chairman

J. Gregory Smith

Denis Yevstifeyev

Summary Compensation Table

The following sets forth the compensation of Wizzard’s Chief Executive Officer during fiscal 2009, and the other persons who served as executive officers during fiscal 2009. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2009.

SUMMARY COMPENSATION TABLE – FISCAL 2009

Name and principal position	Salary ($)	Bonus ($)	(1)	Stock awards ($)		Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Christopher Spencer – Chief Executive Officer
2009	145,200	0		0		0	0	145,200
2008	143,875	0		0		0	0	143,875
2007	115,083	35,190		0		0	0	150,273
John Busshaus – Chief Financial Officer
2009	133,100	0		0		0	0	133,100
2008	131,115	0		293,750	(2)	0	0	424,865
2007	115,042	0		558,488	(3)	0	0	673,530

(1)	The bonuses shown in this column represent discretionary awards.

(2)

Stock-based compensation represents the amounts recognized for financial reporting purposes for granting of stock options totaling $177,320, calculated in accordance with the requirements of SFAS No. 123R.  Reference is made to Note 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year 2008 for a detailed description of the assumptions used in valuing stock-based awards under SFAS No. 123R.

(3)

Stock-based compensation represents the amounts recognized for financial reporting purposes for granting of stock options totaling $361,238, calculated in accordance with the requirements of SFAS No. 123R.  In addition, Stock-based compensation represents the award of Restricted Stock total $197,250.  Reference is made to Note 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year 2007 for a detailed description of the assumptions used in valuing stock-based awards under SFAS No. 123R.

Restricted Stock Awards

There were no issuances of restricted stock award during fiscal 2009 to any named executive.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

		Options awards				Stock awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
John L. Busshaus	5/22/2006	137,500	0	1.59	5/22/2016	0	0
John L. Busshaus	5/16/2007	200,000	0	2.20	5/16/2017	0	0

Grants of Plan-Based Awards for 2009

There were no plan-based equity awards made to our executive officers during fiscal 2009

 Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2009 option exercises and restricted stock that vested during fiscal 2009 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2009

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Christopher Spencer	0	0	0	0
John L. Busshaus	0	0	0	0

Nonqualified Deferred Compensation

The Company does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments

As of December 31, 2009, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2009, we had six stock option plans, which were not approved by stockholders. A total of 1,937,500 shares of common stock have been reserved for ultimate issuance under the plans. Four of the plans have expired and awards can no longer be granted under those plans. As of December 31, 2009, options for approximately 10,745 shares of common stock could be granted under the remaining plans.

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

2008 Stock Option Plan.    A total of 200,000 shares of common stock are reserved for issuance under the 2008 Stock Option Plan. The 2008 Plan has not expired and awards up to 7,500 can be granted under the 2008 Plan. The 2008 Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2008 Key Employee Stock Option Plan.    A total of 400,000 shares of common stock are reserved for issuance under the 2008 Key Employee Stock Option Plan. The 2008 Key Employee Plan has not expired and awards up to 15,334 can be granted under the 2008 Key Employee Plan.  The 2008 Key Employee Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2009 Stock Option Plan.    A total of 2,000,000 shares of common stock are reserved for issuance under the 2009 Stock Option Plan. The 2009 Plan has not expired and awards up to 1,240,000 can be granted under the 2009 Plan. The 2009 Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2009, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements. As described above, we have seven stock option plans under which options have been granted.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	134,000	$0.47	1,265,334
Plans not approved by stockholders	472,500	2.03	10,745

Total	606,500	$1.69	1,276,079

DIRECTOR COMPENSATION

In 2009, we paid our non-employee directors a cash retainer. In 2010, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board. Salaried executives who serve as directors are not paid for their services as directors and accordingly, Christopher Spencer is not included in the director compensation table below.

The following table sets forth the compensation we paid our non-employee directors in 2009. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2009.

DIRECTOR COMPENSATION TABLE – FISCAL 2009

Name	Fees earned or paid in cash ($)	Option awards ($)	Total ($)
Doug Polinsky	18,000	0	18,000
J. Gregory Smith	18,000	0	18,000
Denis Yevstifeyev	18,000	0	18,000

All outside directors are entitled to base annual cash compensation of $24,000, which we pay monthly.  Currently, the outside directors also receive options for the purchase of common stock which normally vest at the rate of 24,000 shares each year, through December 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 5, 2010 regarding the beneficial ownership of our common stock, for:

•	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;
•	each director;
•	each named executive; and
•	all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of March 5, 2010 there were 57,876,180 shares of common stock outstanding. As of that date, there were options to purchase 606,500 shares of common stock and warrants to purchase 508,378 shares of common stock.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
5% Stockholders:
Christopher Spencer, Chief Executive Officer	3,049,934		5.3%

Voice Recognition Investment LP	3,774,186		6.5%

Directors:
Douglas Polinsky	102,000		*
J. Gregory Smith	0
Denis Yevstifeyev	0
David Mansueto	1,143,857		2.0%

Executive Officers:
John L. Busshaus	337,500	(3)	*
All directors and executive officers as a group (7 persons)	8,407,477		14.5%

  *      Less than 1%

 (1)    The address of each director and officer is c/o Wizzard Software Corporation, 5001 Baum Blvd.  Suite 770, Pittsburgh,

          Pennsylvania 15213.

 (2)    The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from April 1, 2010, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of April 1, 2010.

 (3)    Includes 337,500 stock options that are vested or will vest within 60 days of April 1, 2010.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2009 and on representations that no other reports were required, we believe that during the 2009 fiscal year all applicable Section 16(a) filing requirements were met.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

During the fiscal year ended December 31, 2009, there were no transactions, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.  Survival Spanish, an Education podcaster ran advertising campaigns on his shows during 2009.  Survival Spanish are owned by David Spencer.  David Spencer is a sibling of the CEO of the Company.  During 2009, payments were made to Mr. Spencer totaling $786.

Parents of the Issuer.

     The Company has no parents.

Promoters and certain control persons.

     None; not applicable.

Director independence.

The Board of Directors has determined that each of J. Gregory Smith, Denis Yevstifeyev and Douglas Polinsky has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and satisfies the independence requirements required by the NYSE AMEX. The non-management independent directors meet in executive session, without management, at least annually. Mr. Polinsky, an independent non-management director, chairs all executive session meetings of directors.

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to Wizzard by its principal accountants during the calendar years ended December 31, 2009, 2008 and 2007:

Fee category	2009	2008	2007(2)
Audit Fees (1)	$80,715	$85,575	$87,662
Audit – related fees	0	0	0
Tax fees	0	0	0
All other fees	0	0	0
Total fees	$80,715	$85,575	$87,662

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

The Audit Committee is informed of and approves all services Gregory & Associates provides. The Audit Committee pre-approves the annual audit fee, tax services, and non-routine SEC filing reviews, as well as the fees for all large projects that are expected to cost more than $50,000. In addition, it has pre-approved $100,000 for items that relate to routine accounting services related to items such as new, routine SEC filings requiring consents, and routine tax consultations. Upon performance of such services, the Audit Committee is informed of and approves the matters to which such consultations relate. Upon approval by the Audit Committee, the amount is added back to the pre-approved $100,000.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheet of Wizzard Software Corporation and subsidiaries as of December 31, 2009 and 2008

Consolidated Statements of Operations of Wizzard Software Corporation and subsidiaries for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders' Equity of Wizzard Software Corporation and subsidiaries for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows of Wizzard Software Corporation and subsidiaries for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(b)  Exhibits. (1)

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

10.26

Common Stock Purchase Warrant for 609,756 shares (2)

10.27

Modification and Amendment Agreement (7)

10.28

Modification Agreement (8)

10.29

Subscription Agreement (9)

10.30

Secured Note for $200,000 (9)

10.31

Secured Note for $500,000 (9)

10.32

Secured Note for $300,000 (9)

10.33

Security Agreement (9)

10.34

Collateral Agent Agreement (9)

10.35

Guaranty (9)

10.36

Funds Escrow Agreement (9)

10.37

Modification and Amendment Agreement with Genesis Microcap Inc. (10)

10.38

Modification and Amendment Agreement with Whalehaven Capital Fund Ltd. (10)

10.39

Waiver Agreement (11)

10.40

Waiver, Amendment and Exchange Agreement (11)

10.41

Securities Purchase Agreement (11)

10.42

Amendment No. 1 to Securities Purchase Agreement (12)

10.43

Modification and Amendment Agreement with Whalehaven Capital Fund Ltd. (13)

10.44

Modification and Amendment Agreement with Genesis Microcap Inc. (13)

10.45

Waiver Agreement with Canada Pension Plan Investment  Board (14)

10.46

Waiver Agreement with preferred stockholders (14)

10.47

Addendum No. 1 to Securities Purchase Agreement (14)

10.48

Waiver and Extension Agreement (15)

10.49

Warrant Amendment Agreement (16)

10.50

Waiver Agreement (17)

10.51

Promissory Note (18)

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

(10)

Incorporated by reference from our Current Report on Form 8-K dated April 27, 2009, filed with the Securities and Exchange Commission on April 29, 2009.

(11)

Incorporated by reference from our Current Report on Form 8-K dated June 19, 2009, filed with the Securities and Exchange Commission on June 22, 2009.

(12)

Incorporated by reference from our Current Report on Form 8-K dated September 14, 2009, filed with the Securities and Exchange Commission on September 15, 2009.

(13)

Incorporated by reference from our Current Report on Form 8-K dated October 15, 2009, filed with the Securities and Exchange Commission on October 21, 2009.

(14)

Incorporated by reference from our Current Report on Form 8-K dated December 17, 2009, filed with the Securities and Exchange Commission on December 23, 2009.

(15)

Incorporated by reference from our Current Report on Form 8-K dated January 4, 2010, filed with the Securities and Exchange Commission on January 6, 2010.

(16)

Incorporated by reference from our Current Report on Form 8-K dated February 10, 2010, filed with the Securities and Exchange Commission on February 12, 2010.

(17)

Incorporated by reference from our Current Report on Form 8-K dated February 26, 2010, filed with the Securities and Exchange Commission on March 4, 2010.

(18)

Incorporated by reference from our Current Report on Form 8-K dated March 12, 2010, filed with the Securities and Exchange Commission on March 12, 2010.

(c)  Financial Statement Schedules.

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

WIZZARD SOFTWARE CORPORATION

Date:	3/31/10	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	3/31/10	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/31/10	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	3/31/10	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	3/31/10	/s/ David Mansueto
David Mansueto
Director

Date:	3/31/10	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	3/31/10	/s/ Douglas Polinsky
Douglas Polinsky
Director