Form 10-Q
period 2010-03-31
WIZZARD SOFTWARE CORP /CO
filed 2010-05-17
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

As of May 5, 2010, there were 66,211,351 shares of common stock, par value $.001, of the registrant issued and outstanding.

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
FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets	3

Consolidated Unaudited Statements of Operations	4

Consolidated Unaudited Statements of Cash Flows	5 - 9

Notes to Unaudited Consolidated Financial Statements	10 - 25

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2010	December 31, 2009
CURRENT ASSETS:	(unaudited)
Cash	$296,633	$757,894
Accounts receivable, net of $34,200 and $34,200 allowance, respectively	558,337	543,838
Prepaid expenses	44,699	32,103
Total current assets	899,669	1,333,835

PROPERTY AND EQUIPMENT, net	106,937	129,249
GOODWILL	20,459,669	20,459,669
DEFINITE LIFE INTANGIBLE ASSETS, net	73,265	78,387
OTHER ASSETS	7,765	3,582
Total assets	$21,547,305	$22,004,722

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$521,795	$578,742
Accrued expenses	247,740	176,530
Notes payable - current portion	-	1,000,000
Convertible Notes Payable, net of discount of $200,300	-	831,679
Deferred revenue	-	1,517
Total current liabilities	769,535	2,588,468
Convertible Notes Payable, net of discount of $32,362	848,738	-
NOTES PAYABLE, less current portion	1,200,000	-
Total liabilities	2,818,273	2,588,468

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, 4,000 and 4,182 Series A cumulative, convertible, contingently redeemable shares issued and outstanding with liquidation preferences, respectively	4	4
Common stock, $.001 par value, 100,000,000 shares authorized, 57,955,601 and 56,465,322 shares issued and outstanding, respectively	57,956	56,465
Additional paid-in capital	76,194,127	75,525,846
Accumulated deficit	(57,523,055)	(56,166,061)
Total stockholders' equity	18,729,032	19,416,254
Total liabilities and stockholders' equity	$21,547,305	$22,004,722

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2010	2009
REVENUE
Software	$199,145	$164,208
Healthcare	705,551	691,827
Media Services	395,914	322,538
Total Revenue	1,300,610	1,178,573
COST OF GOODS SOLD
Software	77,902	69,006
Healthcare	474,932	458,171
Media Services	262,949	277,115
Total Cost of Goods Sold	815,783	804,291
Gross Profit	484,827	374,282
OPERATING EXPENSES
Selling expenses	74,706	227,777
General and administrative	846,574	976,100
Consulting fees	169,516	294,540
Research and development	89,470	6,218
Total Operating Expenses	1,180,266	1,504,635
LOSS FROM OPERATIONS	(695,439)	(1,130,353)

OTHER INCOME (EXPENSE):
Extension of notes payable	(240,000)	-
Interest income	199	1,320
Interest expense	(423,584)	(190,842)
Other income (expense)	1,830	2,122
Total Other Income (Expense)	(661,555)	(187,400)
LOSS BEFORE INCOME TAXES	(1,356,994)	(1,317,753)
CURRENT INCOME TAX EXPENSE	-	-
DEFERRED INCOME TAX EXPENSE	-	-
NET LOSS	$(1,356,994)	$(1,317,753)

PREFERRED DIVIDENDS:
Accrued dividend	-	-
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(1,356,994)	(1,317,753)

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	$(0.02)	$(0.03)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	57,718,522	46,821,762

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(1,356,994)	$(1,317,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	122,058	149,977
Cashless exercise of warrants	262,284	-
Compensation for extension of notes payable	240,000	-
Stock for non cash expenses	33,066	100,974
Non-cash compensation - options issued	16,957	23,970
Non-cash interest expense on notes payable	12,465	4,907
Depreciation and amortization expense	65,434	34,751
Change in assets and liabilities:
Accounts receivable	(14,500)	182,314
Prepaid expenses	(12,595)	(53,786)
Accounts payable	(56,947)	(74,259)
Accrued expense	33,211	(22,858)
Deferred revenue	(5,700)	(6,573)
Net Cash Used in Operating Activities	(661,261)	(978,336)

Cash Flows from Investing Activities:
Purchase of property & equipment	-	(5,166)
Net Cash Used in Investing Activities	-	(5,166)

Cash Flows from Financing Activities:
Issuance of Notes Payable	200,000	-
Net Cash Provided by (Used in) Financing Activities	200,000	-

Net Increase (Decrease) in Cash	(461,261)	(984,502)
Cash at Beginning of Period	757,894	1,730,361
Cash at End of Period	$296,633	$746,859
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$27,781	$21,904
Income taxes	$-	$-

(Continued)

See accompanying notes to unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2010:

On January 4, 2010, the Company issued 455,000 restricted common shares upon notice of conversion of 182 shares of Series A Preferred Stock.

On January 6, 2010, the Company issuance of 600,000 restricted common shares to extend the maturity date of three notes payable to November 1, 2010.

On January 8, 2010, the Company issued 82,205 common shares in payment of a $25,000 note payable and $7,882 of accrued interest.

On January 28, 2010, the Company issued 66,616 common shares upon the exercise of options valued at $23,316 to consultants and employees for services rendered.

On February 12, the Company issued 50,000 common shares upon notice of cashless conversion of warrants.

On February 16, 2010, the Company issued 105,722 common shares in payment of a $40,000 note payable and $2,289 of accrued interest.

On February 17, 2010, the Company issued 105,736 common shares in payment of a $40,000 note payable and $2,294 of accrued interest.

On February 17, 2010, the Company issued 25,000 common shares upon the exercise of options valued at $9,750 to consultants and employees for services rendered.

On February 26, 2010, the Company recorded $244,284 of expense for the re-pricing of the conversion price of the Series A Preferred Stock from $1.00 to $0.80 per share.

During the first three months of 2010, the company recorded $16,957 of non-cash compensation expense related to the vesting of certain stock options issued.

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

.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2010, and the results of operations and cash flows for the periods ended March 31, 2010 and 2009 have been made.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The consolidated financial statements are consolidated and included the accounts of Wizzard and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

Reclassification – The financial statements for the period ended prior to March 31, 2010 have been reclassified to conform to the headings and classifications used in the March 31, 2010 financial statements.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2010, the Company had cash balances of $1,288 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2010 and 2009, the Company has an allowance for doubtful accounts of $34,200 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2010 and 2009, the Company had no change to the allowance for bad debt.

Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets of two to ten years.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Definite-life intangible assets - The Company accounts for Goodwill and definite-life intangible assets in accordance with provisions of Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles Goodwill and Other.   Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350.  Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment.  Topic 350 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with Topic 360, criteria for recognition of an impairment of Long-Lived Assets.

Software Development Costs - We account for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet our internal needs in accordance with ASC 985 Software. We have determined that technological feasibility for our products to be marketed to external users was reached shortly before the release of those products. As a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. In addition, costs incurred during the application development stage for software programs to be used solely to meet our internal needs were not material.

Loss Per Share - The Company computes loss per share in accordance with FASB ASC Topic 260 Earnings Per Share which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 9).

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes.  This topic requires an asset and liability approach for accounting for income taxes. (see Note 10).

Advertising Costs - Advertising costs are expensed as incurred and amounted to $21,070 and $24,708  for the three months ended March 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments - The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-605, Software — Revenue Recognition. The Company's revenue recognition policies are also in compliance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104.

Software - The Company sells packaged and custom software products and related voice recognition product development consulting.  Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  Provisions are recorded for bad debts and at March 31, 2010 and 2009 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately.  Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

Healthcare - The Company recognizes revenue from the providing of healthcare services when the services are provided and collection is probable.

Media Services – Digital media publishing services are billed on a month to month basis.  The Company recognizes revenue from providing digital media publishing services when the services are provided and when collection is probable.  The Company recognizes revenue from the insertion of advertisements in digital media, as the digital media with the advertisement is downloaded and collection is probable.  The Company recognizes revenue from the sale of apps when the app is sold and collection is probable.

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs, and amount to $89,470 and $6,218, respectively for the three months ended March 31, 2010 and 2009.

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 8.  During the periods presented in the accompanying financial statements, the Company has granted options under its 2008 and 2009 defined stock option plans. The Company accounts for options in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 718, Compensation – Stock Compensation.   Non-cash compensation cost of $16,957 and $23,970 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the three months ended March 31, 2010 and 2009, respectively.  Non-cash compensation cost of $33,065 and $69,074 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the three months ended March 31, 2010 and 2009.

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

NOTE 3 – PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	March 31, 2010	December 31, 2009

Furniture, fixtures and equipment	2-10 yrs	$390,442	$390,442
Production molds	3 yrs	47,710	47,710
Software	2-5 yrs	11,964	11,964
		450,116	450,116
Less: Accumulated depreciation		(343,179)	(320,867)
Property & equipment, net		$106,937	$129,249

Depreciation expense for the three months ended March 31, 2010 and 2009 was $22,312 and $25,376, respectively.

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

Intangible Assets - Definite-life intangible assets consist of distribution rights to i-phone applications, website development cost, patents, trademarks, and trade secrets of the speech recognition software ActiveX Voice Tools, purchased in the acquisition of Speech Systems, Inc. and content purchased in the acquisition of iClipx.  The Company classifies its intangible assets as definite-life intangible assets.  During the three months ended March 31, 2010 and 2009, the company recorded amortization expense related to intangible assets of $43,122 and $9,375, respectfully.

During the three months ended March 31, 2010, the Company recorded $38,000 of intangible assets for the acquisition of distribution rights for i-phone applications through the issuance of 110,000 shares of restricted common stock. These assets are being amortized on a straight-line basis over its estimated useful life of one year.

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS (Continued)

The following is a summary of goodwill:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2010	2009

Goodwill at beginning of period	$20,459,669	$20,459,669

Goodwill at end of period	$20,459,669	$20,459,669

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

Note Payable - On December 2, 2008, the Company closed a Subscription Agreement by which three institutional investors purchased 11% promissory notes payable having a total principal amount of $1,000,000, maturing Apri 1, 2011.  The holders of the notes were granted a security interest in the assets of the Company and its subsidiary, Interim Healthcare of Wyoming Inc, including ownership of the Subsidiary and the assets of the Subsidiary.

Convertible Notes Payable – On October 27, 2006, the Company closed a Subscription Agreement by which three institutional investors purchased a) a 5% convertible notes payable having a total principal amount of $2,375,000, originally convertible into common shares of the Company at $2.00 per share and maturing April 27, 2008; b) Class A Warrants to purchase a total of 593,750 shares of common stock, at $2.50 per share, exercisable for three years, and c)Class B Warrants to purchase a total of 1,187,500 shares of common stock at $2.00 per share, exercisable until 180 days after the effective date of the Registration Statement. As the conversion price for the note was below the fair value of the common stock on the date issued, the Company recorded a discount on the note for beneficial conversion feature of the note in accordance with the provisions found in FASB ASC Topic 470. The fair value of the beneficial conversion feature was reduced so that the discount resulting from the fair value of the beneficial conversion feature of the warrants does not exceed the $2,375,000 proceed received from the subscription.  The original $2,375,000 discount was amortized as interest expense over the original term of the note.

The Class A Warrants and Class B Warrants were valued using the Black-Scholes pricing model using the following weighted average assumptions 77.19% volatility, 1.33 years expected life, 5.08% risk free interest rate and expected dividend yield of zero.

On November 28, 2008, the Company changed the conversion price of the 5% Convertible Notes Payable from $2.00 per share to $1.00 per share.  As the conversion price for the note was at the fair value of the common stock on the date of the change, the Company recorded a $420,885 discount on the note for beneficial conversion feature of the note in accordance with the provisions found in FASB ASC TOPIC 470.

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

As of March 31, 2010 and 2009, the Company owed $848,738 and $1,174,510 net of remaining discounts of $154,420 and $350,276, respectfully, on the convertible notes payable.  As of March 31, 2010, the notes are convertible into common shares at $.40 per share and mature April 1, 2011.  During the three months ended March 31, 2010 and 2009, the Company recorded interest expense of $122,058 and $149,977 resulting from the amortization of the discounts recorded against the notes.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of March 31, 2010, the Company had 4,000 Series A Preferred shares issued and outstanding.

On December 2, 2008, the Company amended the Series A Preferred Stock effectively reducing the conversion price to common stock from $2.05 per share to $1.00 per share, eliminating future cumulative dividends.   A liquidating dividend of $1,981,286 was recorded upon amendment of the Series A Preferred shares and reflected in the December 31, 2008 Consolidated Statement of Operations.  On February 26, 2010, the Company amended the Series A Preferred Stock effectively reducing the conversion price to common stock from $1.00 per share to $0.80 per share.

As of March 31, 2010, the Series A Preferred shares have no voting rights, with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Preferred shares and any damages are convertible into common shares at $0.80 per common shares.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value.  As of March 31, 2010, the Company had 57,955,601 common shares issued and outstanding.

On January 4, 2010, the Company issued 455,000 restricted common shares upon notice of conversion of 182 shares of Series A Preferred Stock.

On January 6, 2010, the Company issuance of 600,000 restricted common shares to extend the maturity date of three notes payable to December 2, 2009.

On January 8, 2010, the Company issued 82,205 common shares in payment of a $25,000 note payable and $7,882 of accrued interest.

On January 28, 2010, the Company issued 66,616 common shares upon the exercise of options valued at $23,316 to consultants and employees for services rendered.

On February 12, the Company issued 50,000 common shares upon notice of cashless conversion of warrants.

On February 16, 2010, the Company issued 105,722 common shares in payment of a $40,000 note payable and $2,289 of accrued interest.

On February 17, 2010, the Company issued 105,736 common shares in payment of a $40,000 note payable and $2,294 of accrued interest.

On February 17, 2010, the Company issued 25,000 common shares upon the exercise of options valued at $9,750 to consultants and employees for services rendered.

On February 26, 2010, the Company recorded $244,284 of expense for the re-pricing of the conversion price of the Series A Preferred Stock from $1.00 to $0.80 per share.

During the first three months of 2010, the company recorded $16,957 of non-cash compensation expense related to the vesting of certain stock options issued.

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

NOTE 8 – STOCK OPTIONS AND WARRANTS

2009 Stock Option Plan - During 2009, the Board of Directors adopted a Stock Option Plan ("2009 Plan"). Under the terms and conditions of the 2009 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2009 Plan may not exceed 2,000,000.  At March 31, 2010, 972,500 options were available to be granted under the 2009 Plan.  During the three months ended March 31, 2010, the Company granted 272,116 options.

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a 2008 Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 400,000.  At March 31, 2010, 15,334 options were available to be granted under the 2008 Key Employee Plan.  During the three months ended March 31, 2010, the Company granted no options.

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan"). Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Plan may not exceed 200,000.  At March 31, 2010, 2,884 options were available to be granted under the 2008 Plan.  During the three months ended March 31, 2010, the Company granted 4,616 options.

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan"). Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000.  At March 31, 2010, 3,245 options were available to be granted under the 2007 Plan.  During the three months ended March 31, 2010 and 2009, the Company granted no options.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

The fair value of option grants during the three months ended March 31, 2010 and 2009 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009
Dividend yield	0%	0%
Expected life	3 yrs	3 yrs
Expected volatility	87.8%	84.7%
Risk-free interest rate	1.4%	1.6%

A summary of the status of options granted at March 31, 2010, and changes during the period then ended are as follows:

	For the Three Months Ended
	March 31, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	506,500	$1.95	5.1 years	$-
Granted	372,116	-	2.7 years	-
Exercised	(91,616)	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	787,000	1.40	1.8 years	-
Vested and expected to vest in the future	472,500	2.06	5.0 years	-
Exercisable at end of period	472,500	2.06	5.0 years	-
Weighted average fair value of options granted	787,000	$1.40	1.8 years	$-

The Company had 34,000 non-vested options at the beginning of the period with a weighted average exercise price of $0.51.  At March 31, 2010 the Company had 314,500 non-vested options with a weighted average exercise price of $0.40.

The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $33,067 and $100,974, respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2010 (for outstanding options), less the applicable exercise price.

During the three months ended March 31, 2010 and 2009, the Company recorded $16,957 and $23,970 of non-cash compensation expense related to the vested stock options issued to employees.

For the three months ended March 31, 2010 and 2009, the Company recorded non-cash compensation cost of $33,066 and $100,974 for vested and exercised options issued to employees and consultants.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

Warrants - A summary of the status of the warrants granted is presented below for the three months ended:

	March 31, 2010		March 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,118,134	$1.74	3,336,351	$2.62
Granted	-	-	-	-
Exercised	(609,756)	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	508,378	$0.35	3,336,351	$2.62

NOTE 9 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months
	Ended March 31,
	2010	2009
Net loss (numerator)	$(1,356,994)	$(1,317,753)
Accrued dividend	-	-
Net loss available to common shareholders (numerator)	$(1,356,994)	$(1,317,753)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	57,718,522	46,821,762

At March 31, 2010, the Company had 508,378 warrants outstanding to purchase common stock of the Company at $0.40 per share, the Company had 787,000 options outstanding to purchase common stock of the Company at $0.35 to $2.89 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 3,524,400 shares of common stock, [See Note 5], and a 7% cumulative Series A Preferred shares wherein the holder could convert the note into a minimum of 5,000,000 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740  Income Taxes which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at March 31, 2010 operating loss carryforwards of approximately $39,300,000 which may be applied against future taxable income and which expires in various years through 2030.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $17,300,000 as of March 31, 2010, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the three months ended March 31, 2010 approximated $572,000.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Agreements - In connection with the agreement with AT&T to sell to AT&T's OEM Natural Voices desktop product licenses the Company is required to make minimum purchase of $125,000 per each six month period beginning  July 2007 through September 2013.   In connection with the agreement with IBM to sell IBM's OEM ViaVoice desktop products licenses the Company is required to make minimum purchases of $12,500 per quarter beginning July 2009 through June 2011.

Contingent Consideration for the Purchase of the Distribution Rights of Sudoku and OmNomNom   As part of the purchase agreement, the Company agreed to issue an additional 60,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $75,000 during the second six months after closing.

Contingent Consideration for the Purchase of the Distribution Rights of Word Party and Dietician   As part of the purchase agreement, the Company agreed to issue a an additional 15,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $15,000 during the second six months after closing.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Contingent Consideration for the Purchase of the Distribution Rights of Gossip Junkie   As part of the purchase agreement, the Company agreed to issue an additional 40,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $40,000 through the first six month after closing and an additional 40,000 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $40,000 during the second six months after closing.

Contingent Consideration for the Purchase of the Distribution Rights of Mini Squadron   As part of the purchase agreement, the Company agreed to issue an additional 45,888 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $42,400 through the first six month after closing and an additional 45,888 “unregistered” and “restricted” shares of its common stock should these apps obtain net revenue of at least $42,400 during the second six months after closing.

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

The following is a summary of the Company’s operations by segment for the three months ended March 31, 2009 and 2008: (in thousands)

	2010				2009
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$199	$396	$706	$1,301	$164	$323	$691	$1,178
Cost of sales	78	263	475	816	69	277	458	804
General and administrative	406	220	220	846	443	328	205	976
Consulting	166	2	2	169	256	30	9	295
Selling	27	36	12	75	29	185	14	228
Research and development	-	89	-	89	-	6	-	6
Compensation for re-pricing/extension of warrants	-	-	-	-	-	-	-	-
Other income	2	-	-	2	3	-	1	4
Interest expense	664	-	-	664	191	-	-	191
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(1,140)	$(214)	$(3)	$(1,357)	$(821)	$(503)	$6	$(1,318)

Total assets	503	18,620	2,424	21,547	1,326	18,692	2,086	22,104
Depreciation	6	15	4	22	6	15	4	25

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENT

On April 1, 2010, the Company closed a Subscription Agreement by which five institutional investors purchased 8,000,000 shares of Common Stock, par value $.001, and 5,000,000 warrants to purchase common stock at $0.35 per share, for a total amount of $1,975,000, net of fees of $25,000.

On April 7, 2010, the Company issued 325,000 unregistered and restricted shares to two holders of the 11% notes to extend the maturity date to April 1, 2011.

On April 7, 2010, the Company issued 20,000 unregistered and restricted share to a holder of the 5% convertible note to extend the maturity date to April 1, 2011.

On April 7, 2010, the Company issued 500,000 warrants to purchase common stock at $0.50 per share to extend the maturity date to April 1, 2011 on the 11% note payable and the 5% convertible notes payable, both held by one institutional investor.

On April 8, 2010, the Company issued 255,750 common shares in payment of notes payable of $61,100 of principal and $2,837 of accrued interest.

On May 14, 2010, the Company issued 102,500 common shares upon the exercise of options valued at $20,500 to consultants for services rendered.

Item 2.   Management's Discussion and Analysis.

Highlights of First Quarter, 2010

Below is an update of our business, from our most recent entry into Media with podcasting and mobile apps, where we expect most of our future growth to occur, to our legacy businesses of offering core speech engine tools for software developers and technology solutions for the healthcare industry.  Currently, our healthcare operations make up 54% of our revenue, but we expect our Media business to become our largest revenue generator at some point in the near future and provide the largest revenue growth and profits.  We believe this is due to the size of our podcast operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through our publishing platform, advertising and the sale of Apps.  The network growth of our media operation has occurred faster than initially expected and it is Management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and advertisers and audiences showing increased interest in the medium.  Wizzard believes that our network and relevance in our industry will continue to grow, and Wizzard is positioned as one of the leading companies in the media services business for podcast hosting, advertising and apps.

1.     WIZZARD MEDIA

Wizzard Media is the three-year old division for our digital media and entertainment business.  Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method.  The Wizzard Network received over 450 million download requests for shows in 2006, 1 billion download requests in 2007 and 1.2 billion download requests in 2008 and 1.4 billion in 2009 to approximately 50 million total audience members throughout the year.  In the first quarter of 2010, the Wizzard Network received 359,241,886 download requests for episodes vs. 316,271,369 download requests in the fourth quarter of 2009.  Wizzard's publishing platform grew to 14,505 clients in 2010.  Management believes that Wizzard Media offers the leading podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  In the first quarter of 2010, our total publishing service revenue, including data transfer, was $264,354 versus $239,456 in the first quarter of 2009. The total number of active episodes for the shows on the Wizzard Network was 979,712 in the first quarter of 2010, all of which are available for immediate distribution.  With the continuing success of Apple's iTunes, iPad,iPod, iPhone and Apple TV, along with new RSS aggregators from Adobe and others, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  The total number of episodic shows published through Wizzard Media grew to over 14,505 in 2010.  Wizzard's LibsynPRO Enterprise service had 122 network publishers in 2010.  As Wizzard Media derives a portion of its revenues through data transfer from PRO customers, launching a new, feature rich version of the PRO publishing platform provides Management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business.  During the first quarter of 2010, revenue from data transfer totaled $36,172.

WIZZARD MEDIA – PUBLISHING SERVICES

     Hosting, Distribution Network, Content, Platform Development

In the first quarter of 2010 the Wizzard Network received 359,241,886 download requests for podcast episodes vs. approximately 316,271,369 download requests in the fourth quarter of 2009, from a wide variety of distribution outlets to which Wizzard syndicates content.  The Wizzard Media network received 4 million requests for shows per day in the first quarter of 2010.  Our network reaches over 18 million people around the world, creating what Management believes is a strong media asset and a very compelling platform for advertisers as well as iPhone App sales. Download requests are calculated by counting the number of shows requested for download by audience members. Wizzard works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform and through the sale of Apps.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Wizzard’s third party advertising partners and its in-house advertising sales team to fill.

Currently, Wizzard Media distributes digital shows for our producers to a variety of web portals and content aggregators (approximately 27 in all), for both download and video streaming, including: Wizzard.tv, SevenLoad, MySpace, Apple TV (Featured Provider), iTunes (Featured Provider), YouTube (Partner Channel), Google (Affiliate Network), Daily Motion (Featured Channel), Zune Marketplace and MySpace (Featured Channel).  Some of these channels were created solely to expand audience reach for our publishers and some to expand audience reach and generate revenues for Wizzard and our publishers through ad sales by the 3rd party portal’s advertising sales team. Approximately 70% of the shows Wizzard distributes reach audiences using Apple’s iTunes platform which includes iTunes on the computer, iPod, iPad, Apple TV and the iPhone.  It is Management’s opinion that the Wizzard Network’s substantial presence in the iTunes Podcast Store is one of the Company’s most valuable assets as consumers using iTunes are early adopters and spend money regularly on digital media.  We believe this provides Wizzard with a unique offering for advertisers seeking that type of consumer and provides Wizzard with monetization opportunities for its podcast publishers through the sale of Apps.

Some of our clients are utilizing our media services and in turn we have the ability to bring advertising to their shows and create and sell Apps built for their shows.  Others are obtaining ads themselves and utilizing our Ad Insertion and Ad Management technology, Alchemy, in addition to Wizzard having the opportunity to bring advertising to their shows.  Then, there are publishers for which we are distributing their content and in turn, we have the ability to license the content to a third party and/or bring advertising to their show.  Any revenue generated from obtaining ads or the licensing of the content will be shared with the publisher of the show.

Wizzard Media's technical development team continues to make significant accomplishments in terms of maintaining and expanding our publishing platform.  In first quarter of 2010, Wizzard’s development team provided all the features of the classic libsyn indie system in support of the migration of users from the old platform to the new and increased support for the podcast companion app to allow for new features of monetization options.

Wizzard’s development team completed a full integration of the mass data warehouse based statistics system The new statistical reports offer never-before-possible geographic data and improved distribution numbers.  Consumer feedback of the new stats system has been very positive.   This release also provided basic blogging support to the new libsyn3 platform.

The podcast companion app (PCA) saw 2 major releases and 2 minor version updates over the first 3 months.   A banner ad support system, in-app purchasing, episode search, and push-notification capability where added, and the front-end aspects of premium upgrades was developed.  This release integrated the Medialets tracking and ad banner system, and provides improved caching to speed up the app and the inclusion of episode search and filtering capabilities.  Also, push notification support was improved and put into live apps for the first time in the first quarter of 2010.

WIZZARD MEDIA - APPS

In the first quarter of 2009, Management took note of the extremely successful launch of the iTunes App Store by Apple.  Apps are small software applications that users can purchase and download to their iPhone and iPod Touch mobile devices with relative ease.  During 2009, there were over 175,000 Apps in the App Store that have been downloaded by consumers over 2 billion times.  App categories include video games, sports, productivity, entertainment, education and health & fitness.  Some of these Apps are free, while others have to be purchased. These Apps range in price from $.99 to $100.00, with the average price under $4.99.  Wizzard has aggressively entered the Apps market on several fronts due to the fact that approximately 70% of podcast audiences come from the iTunes Podcast Store, and Management believes this same audience makes up a portion of the consumers purchasing and downloading Apps from the iTunes App Store.  In fact, Wizzard is of the belief through experience in the podcasting business, knowledge of the podcasting consumer and survey results from podcast audiences, that the average podcast consumer is a ‘hard core’ iTunes platform user.  Therefore, they are more likely to have the latest iPod Touch, iPad and/or iPhone from Apple.  Apple retains 30% of all App sales to cover the cost of running the App Store and App owners/developers receive 70% of the sales proceeds.  While Wizzard’s efforts in the App Store marketplace are still in the early stages, we believe it is an obvious expansion of our podcasting business and the three ways Wizzard believes it can generate profits through the newly launched iTunes App Store are briefly outlined below.

Sale of Custom Podcast Apps

Wizzard created an App for sale in the iTunes App Store that can be customized quickly for each of our podcast producers.   Podcasters then market their very own customized App to their show’s audience, many of whom are iPhone/iPad/iPod Touch users.  Management believes podcasters can be very successful marketing their own customized iPhone App to their audience, as they know their audience better than anyone else and are great influencers of their audience.  The reasons Management believes an audience member would want to purchase an App for a specific podcast are: 1) Easier, faster access to the content.  2) Bonus content exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts.  4) Social communication features.

Wizzard now provides this App as a free tool to podcasters on the Wizzard Network.  Currently, there are approximately 14,505 paying podcasts on the Wizzard Network and approximately 18 million audience members, of which approximately 70% use iTunes to consume podcasts.  Wizzard submits each custom App to the iTunes App Store for approval, which is not guaranteed and is based on Apple’s terms of service and approval process, and will manage the collecting of the revenue from Apple and distribution of the podcaster’s share of the revenues.  Wizzard retains approximately 35% of the sale price for podcast Apps that range from $.99 to $4.99 in most cases.  Wizzard has submitted 250 customized podcast Apps and has received approval for 230 Apps.  These Apps are being sold in 71 countries around the world via Apple’s App Store.

Sale of Podcast Subscriptions and Episodes Via Custom Podcast Apps

Once a podcaster has successfully marketed its own custom App to its audience and has created a significant install base, Management believes that from time to time the podcaster can offer new content on a subscription basis or release a special episode, in addition to its normal podcast episodes, and charge a nominal fee ($1 - $3) for that episode to its audience.  The technical ability to offer subscriptions and to charge for episodes via Apps was introduced by Apple and released to its iPhone App Store developers in July of 2009.  By having a successful, extremely easy to use (no credit card info has to be entered if they already have an iTunes account; just two clicks of a button) micropayment platform in iTunes/iPhone/iPod Touch, Management believes that podcast audiences will be willing to pay a nominal fee ($1.99), from time to time, for special episodes of their favorite podcast and even sign up for inexpensive subscriptions ($1.99 a month) of new content.  Wizzard will earn a portion of the subscription and episode revenue for administering the App account and delivering the content to the consumer.  In the first quarter of 2010, Wizzard tested in-App purchasing, and Management believes it will play a significant role in generating Podcast App revenues in the future.

Licensing, Marketing of Apps Via Podcasts

One of the most vocal complaints from iPhone App owners/developers regarding the iTunes App Store is the lack of marketing opportunities for their App within the iTunes App Store from which they are sold.  iTunes does not accept paid marketing in any fashion, unlike most traditional retail and online stores who heavily encourage in-store marketing.  As a result, the only effective way an App owner/developer can generate substantial sales for its App is by landing in a ‘Top 100 List’ maintained by the App Store and readily viewable on the iPhone, iPod Touch, iPad and in iTunes by the App consumer.   If an App is not in the Top 100 List, or falls off the Top 100 List, sales tend to be minimal.  There are a few 3rd party iPhone ‘in App’ overlay advertising networks that give App owners/developers the opportunity to market their App through Apps that are downloaded for free, but it is Management’s opinion, based on conversations with numerous App owners/developers as well as market research, that these ‘in App’ overlay advertising networks are not effective in terms of marketing an App and increasing sales.  As a result, due to the fact that Wizzard has access through its presence in the iTunes Podcast Store to what Management believes is the same consumer base that purchase Apps from the iTunes App Store, the Company believes it has a strong solution to a growing business problem.

Wizzard is in the early stage of licensing iPhone/iPod Apps from their owners/developers exclusively for the iTunes platform and marketing them to consumers via the podcasts Wizzard distributes through the iTunes Podcast Store in a direct response advertising method.  Wizzard licenses 14 paid Apps from various App developers.  Currently,

Wizzard distributes approximately 4 million podcasts per day and has a tremendous amount of available advertising inventory that can be used to market these licensed Apps.  Wizzard receives approximately 35% of the revenue for every App sold through this effort.  If successful, this could cause Wizzard to become the largest ‘advertiser’ on the Wizzard Network.  If this were to occur, it could significantly enhance our podcast business as podcasters would then have a steady stream of advertisements for their shows, which would allow them to generate income and invest more capital into production quality, marketing and episode frequency, expanding audience size and downloads.  We also believe that once we are able to assure podcast producers that Wizzard could produce a steady stream of advertisements and income, more podcast producers would be attracted to our network and be willing to pay for our podcasting services.

   WIZZARD MEDIA - ADVERTISING

In the first quarter of 2010, Wizzard executed multiple advertising campaigns for companies including JC Penney, Merit Financial and Audible.  These campaigns run across multiple shows, bringing the total number of advertising campaigns launched to 108, with 25 different advertisers and 81.7 million ad impressions.  In the first quarter of 2010, Wizzard delivered 19.8 million ad impressions, resulting in $59,809 of advertising revenue in the first quarter of 2010 vs. 9.4 million delivered in the first quarter of 2009.

Our Alchemy technical advertising insertion system is able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities.  Using the Alchemy system, the Wizzard Media Network had the capability to deliver over 592,309,564 advertisements in the first quarter of 2010 if 2.5 advertisements were placed in every podcast request downloaded from the network.  In order to increase the percentage of filled advertising inventory we must continue to execute on our advertising sales strategy, integrate third party ad networks and portals and create relationships with more advertising agencies and their clients.  The advertising capabilities number mentioned above demonstrates to advertisers the reach of the Wizzard Media Advertising Network as most advertisers want to see the opportunity for large advertising campaigns when considering a new medium for their marketing plans.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.

Client results of our largest advertising execution to date were excellent in Management's opinion and we expect more buys from the client in the future. We have now had multiple advertisers renew campaigns with Wizzard including one advertiser that is on its 27th campaign, demonstrating what Management believes is excellent back-end ad operational customer service on Wizzard's part and a satisfactory ROI for our clients.

As of March 31, 2010, 958 publishers have signed up for Wizzard's advertising network.  Wizzard Media currently has 22 distinct ad categories we take to market.  Our efforts to date have been focused on the top 756 shows using our publishing platform which represents over 80% of our global download requests. Of these 756 shows, 247 have signed up for the Wizzard advertising network, representing 71.6% of the most coveted traffic for advertising sales. Wizzard will continue to aggressively market our advertising network to the remaining 23% of the desired publishers not yet signed up through our Publisher Relations team.  As the number of publishers joining Wizzard’s Advertising Network grows, so does the available advertising inventory for Wizzard’s advertising sales team to sell.

Month		Potential Ad Impressions
January 2009	*	195,220,230
February 2009		180,530,527
March 2009		193,664,192
April 2009		176,461,565
May 2009		180,826,827
June 2009	*	186,262,002
July 2009	*	179,580,092
August 2009	*	175,638,527
September 2009		182,158,365
October 2009		162,040,900
November 2009		169,907,012
December 2009	*	198,783,645
January 2010	*	201,637,695
February 2010		185,522,557
March 2010		205,149,312

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

Nielsen Certified Downloads for Ad Network
Month		Downloads
January 2009	**	78,088,092
February 2009		72,212,211
March 2009		77,465,677
April 2009		70,584,626
May 2009		72,330,731
June 2009	**	74,504,801
July 2009		71,832,037
August 2009		70,255,411
September 2009		72,863,346
October 2009		64,816,360
November 2009		67,962,805
December 2009		79,513,458
January 2010	**	80,655,078
February 2010		74,209,023
March 2010		82,059,725

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

2.     SPEECH TECHNOLOGY & SERVICES GROUP

Wizzard Software's legacy Speech Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T, as well as through our own

Internet marketing efforts through Google, Yahoo and other major Internet search engines.  In the first quarter of 2010 Wizzard continued its Internet marketing efforts through major search engines and continues to modify it on a quarterly basis.

In the first quarter of 2010, our T&S Group saw a 21% increase in revenue over the first quarter of 2009 as a result of our marketing efforts on the Internet and repeat customer business.  The T&S Group continues to focus its efforts on core assistive application, website audio and alert systems.  The website audio file distribution category currently shows the most promise for expanded business going forward.

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

3.   HEALTHCARE

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for fifteen years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 54% for the first three months of 2010, from its home healthcare and staffing operations.  As was the case with most industry segments, the medical industry felt the slowing of the economy in 2009.   As a result, our staffing business in Billings, Montana has continued to experience a significant decrease in utilization of our services from the hospitals and nursing homes through the first quarter of 2010.  This is driven by a decrease in the census (number of patients) utilizing these facilities.  We continue to take the necessary steps to position ourselves in preparation of an upturn in the census for these facilities as the economy recovers resulting in an increase in the use of our services.  At the same time our home healthcare service continues to be strong and provided a consistent stream of revenue during the first quarter of 2010.

As we proceed through 2010, as with most organizations in today’s economy, we are approaching our healthcare business with skeptical optimism.  While the economy within Casper Wyoming appears to have been affected very little by the changes in the economy in the rest of the country, these conditions could change rapidly.  As for our operations in Billings, Montana and its focus on the medical staffing industry, we anticipate a possible modest increase in the demand for our medical staffing services during the upcoming year.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

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

Results of Operations

Three Months Ended March 31, 2010 and 2009.

During the first quarter ended March 31, 2010, Wizzard recorded revenues of $1,300,610, a 10% increase from revenues of $1,178,573 in the first quarter of 2009. The increase for the first quarter of 2010 reflects an increase in revenue over all segments, but primarily to an increase in our Software and Media Services revenues.

Cost of goods sold totaled $815,783 in the first quarter of 2010, versus $804,291 in the first quarter of 2009.  This increase of 1% is a direct result of the sales within our Media Services and Software, which are more scalable than within the Healthcare segment.  Wizzard posted a gross profit of $484,827 during the first quarter of 2010, versus a gross profit of $374,282 in the first quarter of 2009, an increase of 30%.

In the first quarter ended March 31, 2010, operating expenses totaled $1,180,266 which was a 22% decrease from operating expenses of $1,504,635 in the first quarter of 2009.  Broken down by line item our operating expenses were:

Selling expenses in the first quarter of 2010 were $74,706 versus $227,777 in 2009, representing a 67% decrease over prior year.  This decrease was driven by efforts to downsize our sales team used to obtain content for our network to focus on obtaining ads for the content within our network.

General and administrative expenses were $267,558 in 2010 versus $353,670 in 2009, a decrease of 24%, due to measures taken within our Media business segment to reduce costs.  Salaries, wages and related expenses decreased to $535,895 in 2010 from $622,430 in 2009, a decrease of 14%, driven by efforts to control overhead costs within our Media business segment.  Consulting fees decreased to $169,516 in 2010 from $294,500, a decrease of 42% due to the price of the stock for consultants that were paid in stock and the decrease in the use of consultants in 2010 versus 2009.  Research and Development expenses in the first quarter were $89,470 versus $6,218 in 2009.

Other expenses of $661,555 versus $187,400 in the first quarter of 2009 consisted primarily of interest expense.  This increase is due to recording $262,287 of non-cash interest expense for cashless exercise of warrants and $240,000 for issuance of common stock to extend the maturity date on notes payable during the first quarter of 2010, and $122,058 of non-cash interest expense for the accretion of the discount on notes payable during the first quarter of 2010 versus $149,977 during the first quarter of 2009.

Wizzard's net loss available to common shareholders was $1,356,994, or $0.02 per share, in the quarter ended March 31, 2010.  This represents a 3% increase from our net loss of $1,317,753, or $0.03 per share, in the first quarter of 2009. During the first quarter of 2010, non-cash expenditures totaled $752,264, a 139% increase from non-cash expenditures of $314,579 in the first quarter of 2009.

The following is a summary of non-cash expenditures:

	For the Three
	Months Ended
	March 31,
	2010	2009
NON-CASH EXPENDITURES
Amortization of discount on notes payable	122,058	149,977
Re-pricing and extension of warrants	262,284	-
Stock option grants	16,957	23,970
Depreciation and amortization expense	65,434	34,751
Interest expense paid with stock	12,465	4,907
Issuance of common stock to extend notes	240,000	-
Non-cash expense	719,198	213,605
Expenditures paid with issuance of stock	33,066	100,974
Total non-cash expenditures	752,264	314,579

Liquidity and Capital Resources.

Cash on hand was $296,633 at March 31, 2010, a decrease of $461,261 over the $757,894 on hand at December 31, 2009.  Cash used in operations for the three months ended March 31, 2010, was $661,261, a decrease of 32% over the $978,336 cash used in operations for the three months ended March 31, 2009.

Cash provided by financing activities was $200,000 which was from the issuance of two 100,000, 10% notes payable, during the three months ended March 31, 2010.  In the first three months of 2009, the Company used $21,248 cash for financing activities.

The Company used common stock to pay $33,066 in consulting services during the three months ended March 31, 2010.

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

Beginning two years after the issuance date of the Preferred Stock, the Company may also elect to redeem all (but not less than all) of the then outstanding Preferred Stock at a total price of:  (i) 125% of the aggregate Stated Value then outstanding; (ii) accrued but unpaid dividends; and (iii) all liquidated damages and other amounts due with respect to the Preferred Stock.  On the occurrence of certain Triggering Events as defined in Section 9(a) of the Articles of Amendment/Certificate of Designation with respect to the Preferred Stock, each holder will have the right to require the Company to redeem all of the holder’s Preferred Stock.

The following table reflects our contractual obligations as of March 31, 2010:

Contractual Obligations		Less than	1-3
	Total	1 Year	Years
Guaranteed Royalty	$800,000	$287,500	$512,500
Long-Term Obligations(1)	2,081,100	90,000	1,991,100
Rent	87,450	73,200	14,250
Total	$2,968,550	$450,700	$2,517,850

(1)

Includes the long term notes payable held by three institutional investors.  The obligations are convertible into common stock at $0.25 per share and total $881,100.

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

Not required for smaller reporting companies..

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

As of March 31, 2010, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

On April 8, 2010, which is subsequent to the end of the period covered by this Report, the Company was served with a summons and complaint in the matter of GHS Entertainment, Inc., vs. Skip Fredricks et al., which was filed in the U.S. District Court for the Central District of California, Southern Division, on March 9, 2010. The Company was named as a defendant in the action, along with Skip Fredricks; Skip Fredricks TV, Inc.; and Apple Inc.  The complaint alleges, among other things, that websites operated by the Company have engaged in the unauthorized reproduction, distribution and public display of certain copyrighted works that the plaintiff alleges that it owns.  The complaint alleges copyright infringement, removal or alteration of copyright management information, United Kingdom copyright infringement and Canadian copyright infringement against the Company and seeks an injunction, actual damages and disgorgement of profits derived from the alleged unlawful use of the copyrighted material, an accounting of profits, and statutory damages, as well as costs, interest and attorney’s fees.

The Company has removed the subject content from its websites and has derived little or no revenue from such content.  Management believes that the amount involved in this matter is not material, and the Company is preparing its responsive pleading and intends to vigorously defend itself in this matter as it has an Asset Purchase Agreement granting it distribution rights with respect to the subject content.  Pursuant to that agreement, that was dated January 20, 2008.  Skip Fredricks, the seller of the content, agreed to indemnify Wizzard for up to $1,000,000 for any and all liabilities arising out of or relating to the purchased assets and accruing prior to the closing of the agreement.   Additionally, the Company believes that it is protected at least in part through the Digital Millennium Copyright Act (DMCA).

Item 1A.   Risk Factors.

Risks relating to our business and our common stock are described in Item 1A of our Annual Report on Form 10-K for the calendar year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 31, 2010.  During the quarterly period ended March 31, 2010, there were no material changes in these risk factors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the three month period ended March 31, 2010, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description
Alpha Capital	1-6-10	100,000	Extension of Note Payable
Mill City	1-6-10	312,500	Extension of Note Payable
Isle Capital	1-6-10	187,500	Extension of Note Payable

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

Item 4.   (Removed and Reserved.)

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

                                         WIZZARD SOFTWARE CORPORATION

Date:	5/17/10	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	5/17/10	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	5/17/10	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	5/17/10	/s/ David Mansueto
David Mansueto
Director

Date:	5/17/10	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	5/17/10	/s/ Douglas Polinsky
Douglas Polinsky
Director