Form 10-Q
period 2010-06-30
WIZZARD SOFTWARE CORP /CO
filed 2010-08-16
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 5, 2010, there were 66,623,851 shares of common stock, par value $.001, of the registrant issued and outstanding.

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
FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets	3

Consolidated Unaudited Statements of Operations	4

Consolidated Unaudited Statements of Cash Flows	5 - 9

Notes to Unaudited Consolidated Financial Statements	10 - 25

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2010	December 31, 2009
CURRENT ASSETS:	(unaudited)
Cash	$1,360,737	$757,894
Accounts receivable, net of $34,200 and $34,200 allowance, respectively	487,012	543,838
Prepaid expenses	66,546	32,103
Total current assets	1,914,295	1,333,835

PROPERTY AND EQUIPMENT, net	121,187	129,249
GOODWILL	20,459,669	20,459,669
DEFINITE LIFE INTANGIBLE ASSETS, net	37,033	78,387
OTHER ASSETS	7,530	3,582
Total assets	$22,539,714	$22,004,722

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$507,017	$578,742
Accrued expenses	286,463	176,530
Notes payable - current portion	1,000,000	1,000,000
Convertible Notes Payable, net of discount of $158,887 and $200,300, respectively	661,113	831,679
Deferred revenue	-	1,517
Total current liabilities	2,454,593	2,588,468

Total liabilities	2,454,593	2,588,468

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, 4,000 and 4,182 Series A cumulative, convertible, contingently redeemable shares issued and outstanding with liquidation preferences, respectively	4	4
Common stock, $.001 par value, 100,000,000 shares authorized, 66,623,851 and 56,465,322 shares issued and outstanding, respectively	66,624	56,465
Additional paid-in capital	78,685,301	75,525,846
Accumulated deficit	(58,666,808)	(56,166,061)
Total stockholders' equity	20,085,121	19,416,254
Total liabilities and stockholders' equity	$22,539,714	$22,004,722

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE
Software	$174,780	$156,981	$373,925	$321,189
Healthcare	786,484	672,046	1,492,035	1,363,873
Media Services	357,725	331,892	753,640	654,430
Total Revenue	1,318,989	1,160,919	2,619,600	2,339,492
COST OF GOODS SOLD
Software	81,409	91,750	159,311	160,756
Healthcare	525,218	476,626	1,000,150	934,797
Media Services	263,733	212,135	526,682	489,250
Total Cost of Goods Sold	870,360	780,511	1,686,143	1,584,803
Gross Profit	448,629	380,408	933,457	754,689
OPERATING EXPENSES
Selling expenses	138,665	131,461	213,371	359,238
General and administrative	852,474	875,981	1,699,048	1,852,081
Consulting fees	174,030	230,080	343,546	524,620
Research and development	83,880	110,168	173,350	116,386
Total Expenses	1,249,049	1,347,690	2,429,315	2,852,325
LOSS FROM OPERATIONS	(800,420)	(967,282)	(1,495,858)	(2,097,636)

OTHER INCOME (EXPENSE):
Extension and re-pricing of warrants	-	(1,022,338)	-	(1,022,338)
Extension of notes payable	(238,786)	-	(478,786)	-
Interest on income	961	430	1,160	1,750
Interest expense	(106,297)	(204,402)	(529,881)	(395,244)
Other income(expense)	787	40	2,617	2,162
Total Other Income (Expense)	(343,335)	(1,226,270)	(1,004,890)	(1,413,670)
LOSS BEFORE INCOME TAXES	(1,143,755)	(2,193,552)	(2,500,748)	(3,511,306)
CURRENT INCOME TAX EXPENSE	-	-	-	-
DEFERRED INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(1,143,755)	$(2,193,552)	$(2,500,748)	$(3,511,306)

DIVIDENDS:
Preferred dividend	-	-	-	-
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(1,143,755)	(2,193,552)	(2,500,748)	(3,511,306)

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	$(0.02)	$(0.05)	$(0.04)	$(0.07)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	65,711,065	47,966,555	61,736,872	47,396,769

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(2,500,748)	$(3,511,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	190,735	305,710
Compensation for preferred share conversion re-pricing and cashless exercise of warrants	262,285	1,022,338
Compensation for extension of notes payable	385,636	-
Stock for non cash expenses	55,616	206,242
Non-cash compensation - options issued	33,913	23,970
Non-cash interest expense on notes payable	57,863	62,953
Depreciation and amortization expense	125,156	106,606

Change in assets and liabilities:
Accounts receivable	56,826	352,633
Prepaid expenses	(34,442)	(18,903)
Accounts payable	(71,725)	75,433
Accrued expense	109,934	(18,316)
Deferred revenue	(5,466)	(35,076)
Net Cash Used in Operating Activities	(1,334,417)	(1,427,716)

Cash Flows from Investing Activities:
Purchase of property & equipment	(37,740)	(5,166)
Net Cash Used in Investing Activities	(37,740)	(5,166)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	1,975,000	588,000
Net Cash Provided by Financing Activities	1,975,000	588,000

Net Increase/(Decrease) in Cash	602,843	(844,882)
Cash at Beginning of Period	757,894	1,730,361
Cash at End of Period	$1,360,737	$885,479
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$54,790	$55,225
Income taxes	$-	$-

(Continued)

See accompanying notes to unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2010:

On January 4, 2010, the Company issued 455,000 restricted common shares upon notice of conversion of 182 shares of Series A Preferred Stock.

On January 6, 2010, the Company issued 600,000 restricted common shares to extend the maturity date of three notes payable to November 1, 2010.

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

On April 8, 2010, the Company issued 255,750 common shares in payment of a $61,100 note payable and $2,837 of accrued interest.

On April 8, 2010, the Company agreed to issue 345,000 restricted common shares to extend the maturity date of three notes payable to April 1, 2011.

On April 8, 2010, the Company issued 500,000 warrants at $0.50 valued at $52,486 to extend the maturity date of the 5% convertible note payable to April 1, 2011.

On April 8, 2010, the Company extended the maturity date of the 5% convertible notes payable.  This resulted in the recording of a beneficial conversion feature valued at $195,201.

On May 5, 2010, the Company issued 102,500 common shares upon the exercise of options valued at $22,550 to consultants and employees for services rendered.

On May 13, 2010, the Company issued 110,000 restricted common shares for the purchase of distribution rights to Developers Apps valued at $38,000.

During the first six months of 2010, the company recorded $33,913 of non-cash compensation expense related to the vesting of certain stock options issued.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2010, and the results of operations and cash flows for the periods ended June 30, 2010 and 2009 have been made.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The consolidated financial statements are consolidated and included the accounts of Wizzard and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the six months ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

Reclassification – The financial statements for the period ended prior to June 30, 2010 have been reclassified to conform to the headings and classifications used in the June 30, 2010 financial statements.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2010, the Company had cash balances of $834,424 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2010 and 2009, the Company has an allowance for doubtful accounts of $34,200 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2010 and 2009, the Company had no change to the allowance for bad debt.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $108,265 and $48,497 for the six months ended June 30, 2010 and 2009, respectively.

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

Software - The Company sells packaged and custom software products and related voice recognition product development consulting.  Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  Provisions are recorded for bad debts and at June 30, 2010 and 2009 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately.  Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

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

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs, and amount to $173,350 and $116,386, respectively for the six months ended June 30, 2010 and 2009.

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 8.  During the periods presented in the accompanying financial statements, the Company has granted options under its 2008 and 2009 defined stock option plans. The Company accounts for options in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 718, Compensation – Stock Compensation.   Non-cash compensation cost of $33,913 and $23,970 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the six months ended June 30, 2010 and 2009, respectively.  Non-cash compensation cost of $55,616 and $174,742 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the six months ended June 30, 2010 and 2009.

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

NOTE 3 – PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	June 30, 2010	December 31, 2009

Furniture, fixtures and equipment	2-10 yrs	$428,212	$390,442
Production molds	3 yrs	47,710	47,710
Software	2-5 yrs	11,964	11,964
		487,886	450,116
Less: Accumulated depreciation		(366,669)	(320,867)
Property & equipment, net		$121,187	$129,249

Depreciation expense for the six months ended June 30, 2010 and 2009 was $45,802 and $55,961, respectively.

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

Intangible Assets - Definite-life intangible assets consist of distribution rights to i-phone applications, website development cost, patents, trademarks, and content purchased in the acquisition of iClipx.  The Company classifies its intangible assets as definite-life intangible assets.  During the six months ended June 30, 2010 and 2009, the company recorded amortization expense related to intangible assets of $79,353 and $55,961, respectfully.

During the six months ended June 30, 2010, the Company recorded $38,000 of intangible assets for the acquisition of distribution rights for i-phone applications through the issuance of 110,000 shares of restricted common stock. These assets are being amortized on a straight-line basis over its estimated useful life of one year.

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS (Continued)

The following is a summary of goodwill:

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2010	2009

Goodwill at beginning of period	$20,459,669	$20,459,669

Goodwill at end of period	$20,459,669	$20,459,669

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

Note Payable - On December 2, 2008, the Company closed a Subscription Agreement by which three institutional investors purchased 11% promissory notes payable having a total principal amount of $1,000,000, maturing April 1, 2011.  The holders of the notes were granted a security interest in the assets of the Company and its subsidiary, Interim Healthcare of Wyoming Inc, including ownership of the Subsidiary and the assets of the Subsidiary.

During 2010, the Company borrowed an additional $200,000.  The loan was payable on demand, and during the second quarter of 2010, the loan was paid off with no underlying accrued interest.

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

On April 8, 2010, the Company changed the conversion price of the 5% Convertible Notes Payable from $0.40 per share to $0.25 per share and extended the Maturity Date to April 1, 2011. The company recorded a $195,201 discount on the note for the beneficial conversion feature of the note.

As of June 30, 2010 and 2009, the Company owed $661,113 and $1,031,979 net of remaining discounts of $158,887 and $200,300, respectively, on the convertible notes payable.  As of June 30, 2010, the notes are convertible into common shares at $.25 per share and mature April 1, 2011.  During the six months ended June 30, 2010 and 2009, the Company recorded interest expense of $190,735 and $305,710 resulting from the amortization of the discounts recorded against the notes.

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

NOTE 7 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of June 30, 2010, the Company had 4,000 Series A Preferred shares issued and outstanding.

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

As of June 30, 2010, the Series A Preferred shares have no voting rights, with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Preferred shares and any damages are convertible into common shares at $0.40 per common shares.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value.  As of June 30, 2010, the Company had 66,623,851 common shares issued and outstanding.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK (Continued)

On April 8, 2010, the Company closed a Subscription Agreement by which five institutional investors purchased 8,000,000 shares of Common Stock, par value $.001, for a total amount of $1,975,000, net of fees of $25,000.

On April 8, 2010, the Company issued 255,750 common shares in payment of a $61,100 note payable and $2,837 of accrued interest.

On May 5, 2010, the Company issued 102,500 common shares upon the exercise of options valued at $22,550 to consultants and employees for services rendered.

On May 13, 2010, the Company issued 110,000 restricted common shares for the purchase of distribution rights to Developers Apps valued at $38,000.

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

NOTE 8 – STOCK OPTIONS AND WARRANTS

2009 Stock Option Plan - During 2009, the Board of Directors adopted a Stock Option Plan ("2009 Plan"). Under the terms and conditions of the 2009 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2009 Plan may not exceed 2,000,000.  At June 30, 2010, 870,000 options were available to be granted under the 2009 Plan.  During the six months ended June 30, 2010, the Company granted 374,616 options.

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a 2008 Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 400,000.  At June 30, 2010, 15,334 options were available to be granted under the 2008 Key Employee Plan.  During the six months ended June 30, 2010, the Company granted no options.

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan"). Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Plan may not exceed 200,000.  At June 30, 2010, 2,884 options were available to be granted under the 2008 Plan.  During the six months ended June 30, 2010, the Company granted 4,616 options.

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan"). Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000.  At June 30, 2010, 3,245 options were available to be granted under the 2007 Plan.  During the six months ended June 30, 2010 and 2009, the Company granted no options.

The fair value of option grants during the six months ended June 30, 2010 and 2009 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the six months ended June 30, 2010 and 2009 were as follows:

	2010	2009
Dividend yield	0%	0%
Expected life	3 yrs	3 yrs
Expected volatility	87.8%	84.7%
Risk-free interest rate	1.4%	1.6%

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of options granted at June 30, 2010, and changes during the period then ended are as follows:

	For the Six Months Ended
	June 30, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	606,500	$1.95	5.1 years	$-
Granted	374,616	0.35	2.6 years	-
Exercised	(194,116)	-	-	-
Forfeited	(10,000)	0.51	-	-
Expired	(30,000)	2.59	-	-
Outstanding at end of period	747,000	1.36	4.0 years	-
Vested and expected to vest in the future	466,500	1.94	4.9 years	-
Exercisable at end of period	466,500	1.94	4.9 years	-
Weighted average fair value of options granted	747,000	$1.36	4.0 years	$-

The Company had 34,000 non-vested options at the beginning of the period with a weighted average exercise price of $0.51.  At June 30, 2010 the Company had 280,500 non-vested options with a weighted average exercise price of $0.39.

The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $50,022 and $174,742, respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2010 (for outstanding options), less the applicable exercise price.

During the six months ended June 30, 2010 and 2009, the Company recorded $33,913 and $23,970 of non-cash compensation expense related to the vested stock options issued to employees.

For the six months ended June 30, 2010 and 2009, the Company recorded non-cash compensation cost of $50,022 and $174,742 for vested and exercised options issued to employees and consultants.

Warrants - A summary of the status of the warrants granted is presented below for the six months ended:

	June 30, 2010		June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,118,134	$1.74	3,336,351	$2.62
Granted	5,500,000	0.36	-	-
Exercised	(609,756)	-	1,219,512	0.00
Forfeited	-	-	-	-
Expired	(318,750)	0.25	513,333	2.27
Outstanding at end of period	5,689,628	$0.36	1,603,506	$1.39

On April 8, 2008, the Company issued 500,000 warrants to extend the maturity date of a note payable to April 1, 2011.  The Company recorded a $52,486 non-cash expense related to the Fair Market Value of the 500,000 warrants.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

On April 8, 2010, the Company closed a Subscription Agreement by which five institutional investors purchased 8,000,000 shares of Common Stock.  As part of this Subscription Agreement, the Company issued 5,000,000 warrants to the institutional investors and recorded the beneficial conversion feature of the warrants.

NOTE 9 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net loss (numerator)	$(1,143,755)	$(2,193,552)	$(2,500,748)	$(3,511,306)
Accrued dividend	-	-	-	-
Net loss available to common shareholders (numerator)	$(1,143,755)	$(2,193,552)	$(2,500,748)	$(3,511,306)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	65,711,065	47,966,555	61,736,872	47,396,769

At June 30, 2010, the Company had 5,689,628 warrants outstanding to purchase common stock of the Company at $0.25 to $0.50 per share, the Company had 747,000 options outstanding to purchase common stock of the Company at $0.35 to $2.89 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 3,280,000 shares of common stock, [See Note 5], and a 7% cumulative Series A Preferred shares wherein the holder could convert the note into a minimum of 5,000,000 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

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

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740  Income Taxes which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at June 30, 2010 operating loss carryforwards of approximately $40,400,000 which may be applied against future taxable income and which expires in various years through 2030.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (Continued)

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $17,800,000 as of June 30, 2010, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the six months ended June 30, 2010 approximated $1,074,000.

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

The following is a summary of the Company’s operations by segment for the six months ended June 30, 2010 and 2009: (in thousands)

	2010				2009
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$374	$754	$1,492	$2,620	$321	$654	$1,364	$2,339
Cost of sales	159	527	1,000	1,686	161	489	935	1,585
General and administrative	843	427	429	1,699	883	558	411	1,852
Consulting	338	-	6	344	476	32	17	525
Selling	123	60	30	213	57	275	27	359
Research and development	-	173	-	173	-	116	-	116
Compensation for re-pricing/extension of warrants/notes	479	-	-	479	1,022	-	-	1,022
Other income	3	-	1	4	3	-	1	4
Interest expense	530	-	-	530	395	-	-	395
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(2,095)	$(433)	$28	$(2,500)	$(2,670)	$(816)	$(25)	$(3,511)

Total assets	2,333	18,651	1,556	22,540	1,946	18,643	1,666	22,255
Depreciation	9	32	5	46	12	31	7	50

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s operations by segment for the three months ended June 30, 2010 and 2009: (in thousands)

	2010				2009
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$175	$358	$786	$1,319	$157	$331	$672	$1,160
Cost of sales	81	264	525	870	92	212	477	781
General and Administrative	437	207	209	853	440	230	206	876
Consulting	173	(2)	3	174	220	2	7	229
Selling	96	24	18	138	28	90	13	131
Research and development	-	84	-	84	-	110	-	110
Compensation for re-pricing/extension of warrants/notes	239	-	-	239	1,022	-	-	1,022
Other income	1	-	1	2	-	-	-	-
Interest expense	106	-	-	106	204	-	-	204
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(956)	$(219)	$32	$(1,143)	$(1,849)	$(313)	$(31)	$(2,193)

Depreciation	4	17	3	24	6	16	3	25

Item 2.   Management's Discussion and Analysis.

Highlights of First Quarter, 2010

Below is an update of our business, from our most recent entry into Media with podcasting and mobile apps, where we expect most of our future growth to occur, to our legacy businesses of offering core speech engine tools for software developers and technology solutions for the healthcare industry.  Currently, our healthcare operations make up 57% of our revenue, but we expect our Media business to become our largest revenue generator at some point in the near future and provide the largest revenue growth and profits.  We believe this is due to the size of our podcast operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through our publishing platform, advertising and the sale of Apps.  The network growth of our media operation has occurred faster than initially expected and it is Management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and advertisers and audiences showing increased interest in the medium.  Wizzard believes that our network and relevance in our industry will continue to grow, and Wizzard is positioned as one of the leading companies in the media services business for podcast hosting, advertising and apps.

1.     WIZZARD MEDIA

Wizzard Media is the three-year old division for our digital media and entertainment business.  Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method.  The Wizzard Network received over 450 million download requests for shows in 2006, 1 billion download requests in 2007 and 1.2 billion download requests in 2008 and 1.4 billion in 2009 to approximately 50 million total audience members throughout the year.  In the second quarter of 2010, the Wizzard Network received 361 million download requests for episodes vs. 350 million download requests in the second quarter of 2009.  Wizzard's publishing platform grew to 15,782 clients in the second quarter of 2010 from 14,505 at the end of the first quarter of 2010.  Management believes that Wizzard Media offers the leading podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  In the second quarter of 2010, our total publishing service revenue, including data transfer, was $298,447 versus $248,438 in the second quarter of 2009.  The total number of active episodes for the shows on the Wizzard Network was 1,016,545 in the second quarter of 2010, all of which are available for immediate distribution.  With the continuing success of Apple's iTunes, iPad, iPod, iPhone and Apple TV, along with new Podcast platforms from RIM(BlackBerry) and others, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  Wizzard's LibsynPRO Enterprise service had 122 network publishers as of the end of the second quarter of 2010.  As Wizzard Media derives a portion of its revenues through data transfer from PRO customers, launching a new, feature rich version of the PRO publishing platform provides Management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business.  During the second quarter of 2010, revenue from data transfer totaled $51,636.

WIZZARD MEDIA – PUBLISHING SERVICES

     Hosting, Distribution Network, Content, Platform Development

In the second quarter of 2010 the Wizzard Network received 361 million download requests for podcast episodes vs. approximately 350 million download requests in the second quarter of 2009, from a wide variety of distribution outlets to which Wizzard syndicates content.  The Wizzard Media network received 3.9 million requests for shows per day in the second quarter of 2010.  Our network reaches 18 million people around the world, creating what Management believes is a strong media asset and a very compelling platform for advertisers as well as iPhone App sales. Download requests are calculated by counting the number of shows requested for download by audience members. Wizzard works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform and through the sale of customized podcast show Apps. As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Wizzard’s third party advertising partners and its in-house advertising sales team to fill.

Currently, Wizzard Media distributes digital shows for our producers to a variety of web portals and content aggregators (approximately 27 in all), for both download and video streaming, including: Wizzard.tv, SevenLoad, MySpace, Apple TV (Featured Provider), iTunes (Featured Provider), YouTube (Partner Channel), Google (Affiliate Network), Daily Motion (Featured Channel), Zune Marketplace and MySpace (Featured Channel).  Some of these channels were created solely to expand audience reach for our publishers and some to expand audience reach and generate revenues for Wizzard and our publishers through ad sales by the 3rd party portal’s advertising sales team. Approximately 70% of the shows Wizzard distributes’ reach audiences using Apple’s iTunes platform which includes iTunes on the computer, iPod, iPad, Apple TV and the iPhone.  It is Management’s opinion that the Wizzard Network’s substantial presence in the iTunes Podcast Store is one of the Company’s most valuable assets as consumers using iTunes are early adopters and spend money regularly on digital media.  We believe this provides Wizzard with a unique offering for advertisers seeking that type of consumer and provides Wizzard with monetization opportunities for its podcast publishers through the sale of Apps.

Some of our clients are utilizing our media services and in turn we have the ability to bring advertising to their shows and create and sell Apps built for their shows.  Others are obtaining ads themselves and utilizing our Ad Insertion and Ad Management technology, Alchemy, in addition to Wizzard having the opportunity to bring advertising to their shows and create and market Apps for their show.  Then, there are publishers for which we are distributing their content and in turn, we have the ability to license the content to a third party and/or bring advertising to their shows. Any revenue generated from obtaining advertising, selling Apps or the licensing of the content is shared with the publisher of the show.

Wizzard Media's technical development team continues to make significant accomplishments in terms of maintaining and expanding our publishing platform.  Wizzard’s development team continues to provide all the features of the classic Libsyn indie system in support of the migration of users from the old platform to the new and increased support for the podcast companion App to allow for new features of monetization options.

Wizzard’s development team completed a full integration of the mass data warehouse based statistics system.  The new statistical reports offer never-before-possible geographic data and improved distribution numbers.  Consumer feedback of the new stats system has been very positive.   This release also provided basic blogging support to the new libsyn3 platform.

The podcast companion app (PCA) development continued during the second quarter with 2 major releases and 4 minor releases.  In addition to ensuring compatibility with iPad, iPhone 4 and iOS 4, support was added for Apple’s iAd ad network for in-app ads.  Support for Apple released iOS 4, allowed for more exposure to banner ads while the user explored other features of the show and app.  Premium upgrade support or subscription based in-app purchasing which was developed in the first quarter was put into live apps for the first time in the second quarter. Additional functionality including on-going performance enhancements providing quicker response time and better compatibility for media types (audio and video) was released.

WIZZARD MEDIA - APPS

In 2009, Management took note of the extremely successful launch of the iTunes App Store by Apple.  Apps are small software applications that users can purchase and download to their iPhone and iPod Touch mobile devices with relative ease.  There are over 200,000 Apps in the App Store that have been downloaded by consumers billions of times.  App categories include video games, sports, productivity, entertainment, education and health & fitness. Some of these Apps are free, while others have to be purchased.  These Apps range in price from $.99 to $100.00, with the average price under $4.99.  Wizzard has aggressively entered the Apps market on several fronts due to the fact that approximately 70% of podcast audiences come from the iTunes Podcast Store, and Management believes this same audience makes up a portion of the consumers purchasing and downloading Apps from the iTunes App Store.  In fact, Wizzard is of the belief through experience in the podcasting business, knowledge of the podcasting consumer and survey results from podcast audiences, that the average podcast consumer is a ‘hard core’ iTunes platform user.  Therefore, they are more likely to have the latest iPod Touch, iPad and/or iPhone from Apple.  Apple retains 30% of all App sales to cover the cost of running the App Store and App owners/developers receive 70% of the sales proceeds.  While Wizzard’s efforts in the App Store marketplace are still in the early stages, we believe it is an obvious expansion of our podcasting business and the three ways Wizzard believes it can generate profits through the newly launched iTunes App Store are briefly outlined below.

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

Wizzard now provides this App as a free tool to podcasters on the Wizzard Network.  Currently, there are approximately 15,782 paying podcasts on the Wizzard Network and 18 million audience members, of which approximately 70% use iTunes to consume podcasts.  Wizzard submits each custom App to the iTunes App Store for approval, which is not guaranteed and is based on Apple’s terms of service and approval process, and will manage the collecting of the revenue from Apple and distribution of the podcaster’s share of the revenues.  Wizzard retains approximately 35% of the sale price for podcast Apps that range from $.99 to $4.99 in most cases.  Wizzard has submitted 383 customized podcast Apps and has received approval for 359 Apps.  These Apps are being sold in 71 countries around the world via Apple’s App Store.

Sale of Podcast Subscriptions and Episodes Via Custom Podcast Apps

Once a podcaster has successfully marketed its own custom App to its audience and has created a significant install base, Management believes that from time to time the podcaster can offer new content on a subscription basis or release a special episode, in addition to its normal podcast episodes, and charge a nominal fee ($1 - $3) for that episode to its audience.  The technical ability to offer subscriptions and to charge for episodes via Apps was introduced by Apple and released to its iPhone App Store developers in July of 2009.  By having a successful, extremely easy to use (no credit card info has to be entered if they already have an iTunes account; just two clicks of a button) micropayment platform in iTunes/iPhone/iPod Touch, Management believes that podcast audiences will be willing to pay a nominal fee ($1.99), from time to time, for special episodes of their favorite podcast and even sign up for inexpensive subscriptions ($1.99 a month) of new content.  Wizzard earns a portion of the subscription and episode revenue for administering the App account and delivering the content to the consumer.  Wizzard is currently testing in-App purchasing on select Apps in the App Store, and Management believes it will play a significant role in generating Podcast App revenues in the future.

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

Wizzard is in the early stage of licensing iPhone/iPod Apps from their owners/developers exclusively for the iTunes platform and marketing them to consumers via the podcasts Wizzard distributes through the iTunes Podcast Store in a direct response advertising method.  Wizzard licenses 17 paid Apps from various App developers.  Currently, Wizzard distributes approximately 4 million podcasts per day and has a tremendous amount of available advertising inventory that can be used to market these licensed Apps.  Wizzard receives approximately 35% of the revenue for every App sold through this effort.  As this process grows, this could cause Wizzard to become the largest ‘advertiser’ on the Wizzard Network.  If this were to occur, it could significantly enhance our podcast business as podcasters would then have a steady stream of advertisements for their shows, which would allow them to generate income and invest more capital into production quality, marketing and episode frequency, expanding audience size and downloads.  We also believe that once we are able to assure podcast producers that Wizzard could produce a steady stream of advertisements and income, more podcast producers would be attracted to our network and be willing to pay for our podcasting services.

   WIZZARD MEDIA - ADVERTISING

Wizzard continues to execute advertising campaigns for companies including JC Penney, Merit Financial and Audible.  These campaigns run across multiple shows, bringing the total number of advertising campaigns launched to 110, with 25 different advertisers and 81.7 million ad impressions.  In the second quarter of 2010, Wizzard delivered 19.8 million ad impressions, resulting in $59,933 of advertising revenue in the second quarter of 2010 vs. 15.5 million delivered in the second quarter of 2009.

Our Alchemy technical advertising insertion system is able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities.  Using the Alchemy system, the Wizzard Media Network had the capability to deliver over 576,717,733 advertisements in the second quarter of 2010 if 2.5 advertisements were placed in every podcast request downloaded from the network.  In order to increase the percentage of filled advertising inventory we must continue to execute on our advertising sales strategy, integrate third party ad networks and portals and create relationships with more advertising agencies and their clients.  The advertising capabilities number mentioned above demonstrates to advertisers the reach of the Wizzard Media Advertising Network as most advertisers want to see the opportunity for large advertising campaigns when considering a new medium for their marketing plans.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.

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

As of June 30, 2010, 958 publishers have signed up for Wizzard's advertising network.  Wizzard Media currently has 22 distinct ad categories we take to market.  Our efforts to date have been focused on the top 756 shows using our publishing platform that represents over 80% of our global download requests. Of these 756 shows, 247 have signed up for the Wizzard advertising network, representing 71.6% of the most coveted traffic for advertising sales. Wizzard will continue to aggressively market our advertising network to the remaining 23% of the desired publishers not yet signed up through our Publisher Relations team.  As the number of publishers joining Wizzard’s Advertising Network grows, so does the available advertising inventory for Wizzard’s advertising sales team to sell.

Month		Potential Ad Impressions
July 2009	*	179,580,092
August 2009	*	175,638,527
September 2009		182,158,365
October 2009		162,040,900
November 2009		169,907,012
December 2009	*	198,783,645
January 2010	*	201,637,695
February 2010		185,522,557
March 2010		205,149,312
April 2010		200,965,025
May 2010		190,728,225
June 2010	*	185,024,483

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

Nielsen Certified Downloads for Ad Network
Month		Downloads
July 2009		71,832,037
August 2009		70,255,411
September 2009		72,863,346
October 2009		64,816,360
November 2009		67,962,805
December 2009		79,513,458
January 2010	**	80,655,078
February 2010		74,209,023
March 2010		82,059,725
April 2010		80,386,010
May 2010		76,291,290
June 2010	**	74,009,793

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

2.     SPEECH TECHNOLOGY & SERVICES GROUP

Wizzard Software's legacy Speech Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T, as well as through our own Internet marketing efforts through Google, Yahoo and other major Internet search engines.  In the second quarter of 2010 Wizzard continued its Internet marketing efforts through major search engines and continues to modify it on a quarterly basis.

In the second quarter of 2010, our T&S Group saw an 11% increase in revenue over the second quarter of 2009 as a result of our marketing efforts on the Internet and repeat customer business.  The T&S Group continues to focus its efforts on core assistive application, website audio and alert systems.  The website audio file distribution category currently shows the most promise for expanded business going forward.

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

3.   HEALTHCARE

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for fifteen years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 57% for the first six months of 2010, from its home healthcare and staffing operations.  As was the case with most industry segments, the medical industry felt the slowing of the economy in 2009.   As a result, our staffing business in Billings, Montana has continued to experience a significant decrease in utilization of our services from the hospitals and nursing homes through the second quarter of 2010.  This is driven by a decrease in the census (number of patients) utilizing these facilities.  We continue to take the necessary steps to position ourselves in preparation of an upturn in the census for these facilities as the economy recovers resulting in an increase in the use of our services.  At the same time our home healthcare service continues to be strong and provided a consistent stream of revenue through the second quarter of 2010.

As we proceed through 2010, as with most organizations in today’s economy, we are approaching our healthcare business with restrained optimism.  While the economy within Casper, Wyoming appears to have been affected very little by the changes in the economy in the rest of the country, these conditions could change rapidly.  As for our operations in Billings, Montana and its focus on the medical staffing industry, we anticipate a possible modest increase in the demand for our medical staffing services during the upcoming year.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

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

Results of Operations

Three Months Ended June 30, 2010 and 2009.

During the second quarter ended June 30, 2010, Wizzard recorded revenues of $1,318,989, a 14% increase from revenues of $1,160,919 in the second quarter of 2009. The increase for the second quarter of 2009 reflects an increase in revenue within our Healthcare and Software segments due to a modest increase in the economy, but primarily due to an increase in our staffing revenues within our home healthcare subsidiary in Billings, Mt., as we expand the services we offer within our healthcare business.  We also experienced a modest return of business from the second quarter of 2009 with customers’ purchases of Speech Software and usage of licensing.   In the second quarter of 2010 our Media business saw an increase in revenues of 8%.

Cost of goods sold totaled $870,360 in the second quarter of 2010, versus $780,511 in the second quarter of 2009. This increase of 11% is a direct result of the increase in sales of our products and services during the second quarter of 2010.  Wizzard posted a gross profit of $448,629 during the second quarter of 2010, versus a gross profit of $380,408 in the second quarter of 2009, an increase of 18%.

In the second quarter ended June 30, 2010, operating expenses totaled $1,249,049 which was a 7% decrease from operating expenses of $1,347,690 in the second quarter of 2009.  Broken down by line item our operating expenses were:

Selling expenses in the second quarter of 2010 were $138,665 versus $131,461 in 2009, representing a 5% increase over prior year.

General and administrative expenses were $852,474 in 2010 versus $875,981 in 2009, a decrease of 3%, due to measures taken within our Media business segment to reduce costs.  Salaries, wages and related expenses decreased to $497,285 in 2010 from $511,305 in 2009, a decrease of 3%, driven by an effort to reduce overhead costs within our Media business segment.  Consulting fees decreased to $174,030 in 2010 from $230,080, a decrease of 24% due to the fair market value decrease of the stock for consultants that were paid in stock and the decrease in the use of consultants in 2010 versus 2009.  Research and Development expenses in the second quarter were $83,880 versus $110,168 in 2009.

Our efforts over the last three quarters to streamline operations, control spending, decrease the use of consultants and re-structure certain financial instruments reduced our cash spending by approximately $600,000 per quarter.

Other expenses of $343,335 versus $1,226,270 in the second quarter of 2009 consisted primarily of interest expense. This decrease is due to recording $1,022,338 of non-cash interest expense for re-pricing of warrants during the second quarter of 2009, and $155,733 of non-cash interest expense for the accretion of the discount on notes payable during the second quarter of 2009.

Wizzard's net loss available to common shareholders was $1,143,755, or $0.02 per share, in the quarter ended June 30, 2010.  This represents a 48% decrease from our net loss of $2,193,552, or $0.05 per share, in the second quarter of 2009. During the second quarter of 2010, non-cash expenditures totaled $598,939, a 58% decrease from non-cash expenditures of $1,413,240 in the second quarter of 2009.

Six months ended June 30, 2010, and 2009.

During the six month period ended June 30, 2010, Wizzard recorded revenues of $2,619,600, and 12% increase over revenues of $2,339,492 for the same period in 2009.  The increase for the first six months of 2010 reflects an increase in revenue over all segments due to the modest return of the economy, but primarily due to an increase in our staffing revenues within our home healthcare subsidiary in Billings, Mt.

In the six months ended June 30, 2010, cost of goods sold totaled $1,686,143, a 6% increase as compared to $1,584,803 in the six months ended June 30, 2009. The increase is a direct result of the increase in sales of our products and services during the first six months of 2010. Wizzard posted a gross profit of $933,457 during the first six months of 2010, versus a gross profit of $754,689 in the first six months of 2009, an increase of 24%.

Wizzard recorded total operating expenses of $2,429,315 during the six months ended June 30, 2010, a 15% decrease as compared to operating expenses of $2,852,325 in the same period of 2009.  General and administrative expenses totaled $1,699,048 in the first six months of 2010 versus $1,852,081 in the first six months of 2009, a decrease of 8%, due to measures taken within our Media business segment to reduce costs. Salaries, wages and related expenses decreased to $1,033,180 in 2010 from $1,133,735 in 2009, a decrease of 9%.

Consulting fees decreased to $343,546 in 2010 from $524,620, a decrease of 34% due to the fair market value decrease of the stock for consultants that were paid in stock and the decrease in the use of consultants in 2009 versus 2008.

Selling expenses in the first six months of 2010 were $213,371 versus $359,238 in 2009.  This 41% decrease was due our efforts to focus on controlling cost and spending during 2009, especially within our media services division. Research and Development expense increased to $173,350 in the first six months of 2010 from $116,386 in the first six months of 2009.

In the first six months of 2010, Wizzard recorded $478,786 of interest expense for the re-pricing and extension of certain warrants. In the first six months of 2009, Wizzard recorded interest expense of 1,022,338, for the issuance of warrants for a one year extension on the 5% notes payable.

Wizzard's net loss available to common shareholders was $2,500,748, or $0.04 per share, in the first six months of 2010.  This represents a 29% decrease from our net loss of $3,511,306, or $0.07 per share, in the first six months of 2009. During the first six months of 2010, non-cash expenditures totaled $1,111,203, a 36% decrease from non-cash expenditures of $1,727,819 in the first six months of 2009.

The following is a summary of non-cash expenditures:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
NON-CASH EXPENDITURES
Amortization of discount on notes payable	68,677	155,733	190,735	305,710
Re-pricing and extension of warrants	-	1,022,338	262,284	1,022,338
Stock option grants	16,956	-	33,913	23,970
Depreciation and amortization expense	59,722	71,855	125,156	106,606
Interest expense paid with stock	45,398	58,046	57,863	62,953
Extension of notes payable	385,636	-	385,636	-
Non-cash expense	576,389	1,307,972	1,055,587	1,521,577
Expenditures paid with issuance of stock	22,550	105,268	55,616	206,242
Total non-cash expenditures	598,939	1,413,240	1,111,203	1,727,819

Liquidity and Capital Resources.

Cash on hand was $1,360,737 at June 30, 2010, an increase of $602,843 over the $757,894 on hand at December 31, 2009.  Cash used in operations for the six months ended June 30, 2010, was $1,334,417, a decrease of 7% over the $1,427,716 cash used in operations for the six months ended June 30, 2009.

Cash used in investing activities of $37,740 was for the purchase of equipment during the six months ended June 30, 2010.  Cash used in investing activities of $5,166 was for the purchase of equipment during the six months ended June 30, 2009.

Cash provided by financing activities was $1,975,000 which was due to the Company closing a Subscription Agreement by which five institutional investors purchased 8,000,000 shares of Common Stock, during the six months ended June 30, 2010.  In the first six months of 2009, cash provided by financing activities was $588,000 which was the result of the issuance of common stock to one institutional investor.

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

The following table reflects our contractual obligations as of June 30, 2010:

Contractual Obligations		Less than	1-3
	Total	1 Year	Years
Guaranteed Royalty	$800,000	$300,000	$500,000
Long-Term Obligations(1)	1,820,000	1,820,000	-
Rent	67,800	67,800	-
Total	$2,968,550	$450,700	$2,517,850

(1)

Includes the long term notes payable held by three institutional investors.  The obligations are convertible into common stock at $0.25 per share and total $820,000.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the digital media, home healthcare and/or speech recognition technology industries, the development of products and/or services that may be superior to the products and services offered by the Company, competition, changes in the quality or composition of the Company's products and services, our ability to develop new products and services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, products, services and prices.

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

Not required for smaller reporting companies.

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

As of June 30, 2010, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

On April 8, 2010, the Company was served with a summons and complaint in the matter of GHS Entertainment, Inc., vs. Skip Fredricks et al., which was filed in the U.S. District Court for the Central District of California, Southern Division, on March 9, 2010.  The Company was named as a defendant in the action, along with Skip Fredricks; Skip Fredricks TV, Inc.; and Apple Inc.  The complaint alleges, among other things, that websites operated by the Company have engaged in the unauthorized reproduction, distribution and public display of certain copyrighted works that the plaintiff alleges that it owns.  The complaint alleges copyright infringement, removal or alteration of copyright management information, United Kingdom copyright infringement and Canadian copyright infringement against the Company and seeks an injunction, actual damages and disgorgement of profits derived from the alleged unlawful use of the copyrighted material, an accounting of profits, and statutory damages, as well as costs, interest and attorney’s fees.

The Company has removed the subject content from its websites and has derived little or no revenue from such content.  Management believes that the amount involved in this matter is not material, and the Company submitted its responsive pleading and intends to vigorously defend itself in this matter as it has an Asset Purchase Agreement granting it distribution rights with respect to the subject content.  Pursuant to that agreement, which was dated January 20, 2008, Skip Fredricks, the seller of the content, agreed to indemnify Wizzard for up to $1,000,000 for any and all liabilities arising out of or relating to the purchased assets and accruing prior to the closing of the agreement.

Item 1A.   Risk Factors.

Risks relating to our business and our common stock are described in Item 1A of our Annual Report on Form 10-K for the calendar year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 31, 2010.  During the quarterly period ended June 30, 2010, there were no material changes in these risk factors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the three month period ended June 30, 2010, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description
Steve Parker	5-13-10	50,000	Purchase of Distribution Rights
Tak Fung	5-13-10	60,000	Purchase of Distribution Rights

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

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   (Removed and Reserved.)

Item 5.   Other Information.

(a)   None, not applicable

(b)  During the quarterly period ended June 30, 2010, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

31.1 - 302 Certification of Christopher J. Spencer

31.2 - 302 Certification of John Busshaus

32 - 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date:	8/16/10	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	8/16/10	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	8/16/10	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	8/16/10	/s/ David Mansueto
David Mansueto
Director

Date:	8/16/10	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	8/16/10	/s/ Douglas Polinsky
Douglas Polinsky
Director