Form 10-Q
period 2010-09-30
WIZZARD SOFTWARE CORP /CO
filed 2010-11-15
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 8, 2010, there were 67,844,852 shares of common stock, par value $.001, of the registrant issued and outstanding.

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
CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets	3

Consolidated Unaudited Statements of Operations	4

Consolidated Unaudited Statements of Cash Flows	5 - 9

Notes to Unaudited Consolidated Financial Statements	10 - 25

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	September 30, 2010		December 31, 2009
Wizzard Statement of Financial Position	(Unaudited)
CURRENT ASSETS:
Cash	600,234		757,894
Accounts receivable	569,673	[1]	543,838	[1]
Prepaid expenses	76,538		32,103
Total current assets	1,246,445		1,333,835

PROPERTY AND EQUIPMENT, net	102,156		129,249
GOODWILL	20,459,669		20,459,669
DEFINITE LIFE INTANGIBLE ASSETS, net	0		78,387
OTHER ASSETS	3,582		3,582
Total assets	21,811,852		22,004,722

CURRENT LIABILITIES:
Accounts payable	485,934		578,742
Accrued expenses	362,256		176,530
Notes payable - current portion	1,000,000		1,000,000
Convertible Debt	714,075	[2]	831,679	[3]
Deferred revenue	38		1,517
Total current liabilities	2,562,303		2,588,468

Total liabilities	2,562,303		2,588,468

STOCKHOLDERS' EQUITY
Preferred stock	4	[4]	4	[5]
Common stock	66,725	[6]	56,465	[7]
Additional paid-in capital	78,620,352		75,525,846
Accumulated deficit	(59,437,532)		(56,166,061)
Total stockholders' equity	19,249,549		19,416,254
Total liabilities and stockholders' equity	21,811,852		22,004,722

[1] net of $34,200 allowance

[2] net of discount of $105,924

[3] net of discount of $154,420

[4] $.001 par value, 10,000,000 shares authorized, 4,000 Series A cumulative, convertible, contingently redeemable shares issued and outstanding with liquidation preferences.

[5] $.001 par value, 10,000,000 shares authorized, 4,182 Series A cumulative, convertible, contingently redeemable shares issued and outstanding with liquidation preferences.

[6] $.001 par value, 100,000,000 shares authorized, 66,724,852 shares issued and outstanding, respectively

[7] $.001 par value, 100,000,000 shares authorized, 56,465,322 shares issued and outstanding, respectively

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	July 1, 2010 to Sept. 30, 2010	July 1, 2009 to Sept. 30, 2009	Jan. 1, 2010 to Sept. 30, 2010	Jan. 1, 2009 to Sept. 30, 2009
Wizzard Statement of Operations
REVENUE
Software	216,049	236,867	589,974	599,288
Healthcare	821,512	771,570	2,313,547	2,135,443
Media Services	434,560	375,781	1,188,200	988,979
Total Revenue	1,472,121	1,384,218	4,091,721	3,723,710

Software cost of goods sold	90,145	86,447	249,456	251,246
Healthcare cost of goods sold	555,752	510,414	1,555,902	1,445,210
Media Services cost of goods sold	300,600	255,686	827,282	740,893
Total Cost of Goods Sold	946,497	852,547	2,632,640	2,437,349
Gross Profit	525,624	531,671	1,459,081	1,286,361
OPERATING EXPENSES
Selling expenses	204,436	114,187	417,807	473,425
General and administrative	758,682	832,475	2,457,730	2,684,556
Consulting fees	168,009	294,465	511,555	819,077
Research and development	73,364	106,417	246,714	222,803
Total Expenses	1,204,491	1,347,526	3,633,806	4,199,861
LOSS FROM OPERATIONS	(678,867)	(815,855)	(2,174,725)	(2,913,500)

OTHER INCOME (EXPENSE):
Extension and re-pricing of warrants	0	(255,322)	(262,284)	(1,277,660)
Extension of notes payable	0	0	(478,786)	0
Interest on income	434	274	1,594	2,024
Interest expense	(92,273)	(437,446)	(359,870)	(832,690)
Other income(expense)	(18)	100	2,599	2,262
Total Other Income (Expense)	(91,857)	(692,394)	(1,096,747)	(2,106,064)
LOSS BEFORE INCOME TAXES	(770,724)	(1,508,249)	(3,271,472)	(5,019,564)
CURRENT INCOME TAX EXPENSE	0	0	0	0
DEFERRED INCOME TAX EXPENSE	0	0	0	0
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(770,724)	(1,508,249)	(3,271,472)	(5,019,564)

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	(0.01)	(0.03)	(0.05)	(0.10)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	66,648,344	50,929,916	63,392,020	48,587,426

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Jan. 1, 2010 to Sept. 30, 2010	Jan. 1, 2009 to Sept. 30, 2009
Wizzard Statements of Cash Flows
Cash Flows from Operating Activities
Net loss	(3,271,472)	(5,019,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	243,698	698,038
Compensation for preferred share conversion re-pricing and cashless exercise of warrants	262,284	1,277,660
Compensation for extension of notes payable	385,636	0
Stock for non cash expenses	63,915	348,792
Non-cash compensation - options issued	43,039	30,539
Non-cash interest expense on notes payable	68,739	62,953
Depreciation and amortization expense	186,010	219,030

Change in assets and liabilities:
Increase (Decrease) Accounts receivable	(25,835)	235,175
Increase (Decrease) Prepaid expenses	(44,434)	(17,098)
(Increase) Decrease Accounts payable	(92,808)	60,448
(Increase) Decrease Accrued expense	92,577	(29,237)
(Increase) Decrease Deferred revenue	(1,479)	(40,679)
Net Cash Used in Operating Activities	(2,090,130)	(2,173,943)

Cash Flows from Investing Activities:
Purchase of property & equipment	(42,530)	(7,376)
Net Cash Used in Investing Activities	(42,530)	(7,376)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	1,975,000	1,308,000
Net Cash Provided by Financing Activities	1,975,000	1,308,000

Net Increase/(Decrease) in Cash	(157,660)	(873,319)
Cash at Beginning of Period	757,894	1,730,361
Cash at End of Period	600,234	857,042
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	83,767	90,016
Income taxes	0	0

(Continued)

See accompanying notes to unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2010:

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

On February 12, 2010 the Company issued 50,000 common shares upon notice of cashless conversion of warrants.

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

On August 27, 2010, the Company issued 57,273 common shares in payment of $10,876 of accrued interest.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities (Continued):

On September 23, 2010, the Company issued 43,728 common shares upon the exercise of options valued at $8,300 to consultants and employees for services rendered.

During the first nine months of 2010, the company recorded $43,039 of non-cash compensation expense related to the vesting of certain stock options issued.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2010, and the results of operations and cash flows for the periods ended September 30, 2010 and 2009 have been made.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The consolidated financial statements are consolidated and included the accounts of Wizzard and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the nine months ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

Reclassification – The financial statements for the period ended prior to September 30, 2010 have been reclassified to conform to the headings and classifications used in the September 30, 2010 financial statements.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2010, the Company had cash balances of $88,579 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2010 and 2009, the Company has an allowance for doubtful accounts of $34,200 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2010 and 2009, the Company had no change to the allowance for bad debt.

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

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes.  This topic requires an asset and liability approach for accounting for income taxes. (see Note 11).

Advertising Costs - Advertising costs are expensed as incurred and amounted to $269,632 and $112,125 for the nine months ended September 30, 2010 and 2009, respectively.

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

Software - The Company sells packaged and custom software products and related voice recognition product development consulting.  Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  Provisions are recorded for bad debts and at September 30, 2010 and 2009 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately.  Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

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

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs, and amount to $246,714 and $222,803, respectively for the nine months ended September 30, 2010 and 2009.

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 9.  During the periods presented in the accompanying financial statements, the Company has granted options under its 2008 and 2009 defined stock option plans. The Company accounts for options in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 718, Compensation – Stock Compensation.   Non-cash compensation cost of $43,038 and $30,539 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the nine months ended September 30, 2010 and 2009, respectively.  Non-cash compensation cost of $63,915 and $221,292 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the nine months ended September 30, 2010 and 2009.

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

NOTE 3 – PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	September 30, 2010	December 31, 2009

Furniture, fixtures and equipment	2-10 yrs	$432,972	$390,442
Production molds	3 yrs	47,710	47,710
Software	2-5 yrs	11,964	11,964
		492,646	450,116
Less: Accumulated depreciation		(390,490)	(320,867)
Property & equipment, net		$102,156	$129,249

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $69,623 and $73,439, respectively.

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

Intangible Assets - Definite-life intangible assets consist of distribution rights to i-phone applications, website development cost, patents, trademarks, and content purchased in the acquisition of iClipx.  The Company classifies its intangible assets as definite-life intangible assets.  During the nine months ended September 30, 2010 and 2009, the company recorded amortization expense related to intangible assets of $116,387 and $145,591, respectfully.

During the nine months ended September 30, 2010, the Company recorded $38,000 of intangible assets for the acquisition of distribution rights for i-phone applications through the issuance of 110,000 shares of restricted common stock. These assets are being amortized on a straight-line basis over its estimated useful life.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – FAIR VALUE

The Company measures the fair value of the warrants in accordance with ASC Topic 820 Fair Value, (formerly SFAS No. 157), which requires that a fair value measurement should be based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy that ranks the inputs used to measure fair value by their reliability. The three levels of the fair value hierarchy defined by ASC Topic 820 are as follows:

Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities that a company has the ability to access at the measurement date.

Level 2—inputs other than quoted prices included within Level 1 that are observable for similar assets or liabilities, either directly or indirectly.

Level 3—unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

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

As of September 30, 2010 and 2009, the Company owed $714,075 and $1,176,293 net of remaining discounts of $105,924 and $198,519, respectively, on the convertible notes payable.  As of September 30, 2010, the notes are convertible into common shares at $.25 per share and mature April 1, 2011.  During the nine months ended September 30, 2010 and 2009, the Company recorded interest expense of $243,698 and $698,038 resulting from the amortization of the discounts recorded against the notes.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASES

Operating Lease - The Company leases office space, in Pittsburgh, Pennsylvania, on a month to month basis for $4,231 a month. The Company leases additional office space in Casper, Wyoming from the former owner of Interim Healthcare of Wyoming, Inc., for $4,750 a month through June 2011.  The Company further leases space in Billings, Montana for of $1,350 a month through February 2011.

NOTE 8 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of September 30, 2010, the Company had 4,000 Series A Preferred shares issued and outstanding.

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

As of September 30, 2010, the Series A Preferred shares have no voting rights, with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Preferred shares and any damages are convertible into common shares at $0.80 per common shares.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value.  As of September 30, 2010, the Company had 66,623,851 common shares issued and outstanding.

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

On August 27, 2010, the Company issued 57,273 common shares in payment of $10,876 of accrued interest.

On September 23, 2010, the Company issued 43,728 common shares upon the exercise of options valued at $8,300 to consultants and employees for services rendered.

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

NOTE 9 – STOCK OPTIONS AND WARRANTS

2009 Stock Option Plan - During 2009, the Board of Directors adopted a Stock Option Plan ("2009 Plan").  Under the terms and conditions of the 2009 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2009 Plan may not exceed 2,000,000.  At September 30, 2010, 870,000 options were available to be granted under the 2009 Plan.  During the nine months ended September 30, 2010, the Company granted 374,616 options.

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a 2008 Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 400,000.  At September 30, 2010, 15,334 options were available to be granted under the 2008 Key Employee Plan.  During the nine months ended September 30, 2010, the Company granted no options.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS AND WARRANTS (Continued)

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan"). Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Plan may not exceed 200,000.  At September 30, 2010, 2,884 options were available to be granted under the 2008 Plan.  During the nine months ended September 30, 2010, the Company granted 4,616 options.

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan"). Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000.  At September 30, 2010, 3,245 options were available to be granted under the 2007 Plan.  During the nine months ended September 30, 2010 and 2009, the Company granted no options.

The fair value of option grants during the nine months ended September 30, 2010 and 2009 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009
Dividend yield	0%	0%
Expected life	3 yrs	3 yrs
Expected volatility	87.8%	84.7%
Risk-free interest rate	1.4%	1.6%

A summary of the status of options granted at September 30, 2010, and changes during the period then ended are as follows:

	For the Nine Months Ended
	September 30, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	606,500	$1.95	5.1 years	$-
Granted	418,344	0.35	2.3 years	-
Exercised	(237,844)	-	-	-
Forfeited	(12,000)	0.50	-	-
Expired	(40,000)	2.67	-	-
Outstanding at end of period	735,000	1.34	3.8 years	-
Vested and expected to vest in the future	555,500	1.66	4.3 years	-
Exercisable at end of period	555,500	1.66	4.3 years	-
Weighted average fair value of options granted	735,000	$1.34	3.8 years	$-

The Company had 34,000 non-vested options at the beginning of the period with a weighted average exercise price of $0.51.  At September 30, 2010 the Company had 179,500 non-vested options with a weighted average exercise price of $0.39.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK OPTIONS AND WARRANTS (Continued)

The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $63,915 and $221,292, respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2010 (for outstanding options), less the applicable exercise price.

During the nine months ended September 30, 2010 and 2009, the Company recorded $43,039 and $30,539 of non-cash compensation expense related to the vested stock options issued to employees.

For the nine months ended September 30, 2010 and 2009, the Company recorded non-cash compensation cost of $63,915 and $221,292 for vested and exercised options issued to employees and consultants.

Warrants - A summary of the status of the warrants granted is presented below for the nine months ended:

	September 30, 2010		September 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,118,134	$1.74	3,336,351	$2.62
Granted	5,500,000	0.36	-	-
Exercised	(609,756)	-	(1,704,884)	0.00
Forfeited	-	-	-	-
Expired	(318,750)	0.25	(513,333)	2.27
Outstanding at end of period	5,689,628	$0.36	1,118,134	$1.74

On April 8, 2010, the Company issued 500,000 warrants to extend the maturity date of a note payable to April 1, 2011.

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

NOTE 10 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net loss (numerator)	$(770,724)	$(1,508,249)	$(3,271,472)	$(5,019,564)
Accrued dividend	-	-	-	-
Net loss available to common shareholders (numerator)	$(770,724)	$(1,508,249)	$(3,271,472)	$(5,019,564)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	66,648,344	50,929,916	63,392,020	48,587,426

At September 30, 2010, the Company had 5,689,628 warrants outstanding to purchase common stock of the Company at $0.25 to $0.50 per share, the Company had 735,000 options outstanding to purchase common stock of the Company at $0.35 to $2.89 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 3,280,000 shares of common stock, [See Note 6], and a 7%

cumulative Series A Preferred shares wherein the holder could convert the note into a minimum of 5,000,000 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

At September 30, 2009, the Company had 1,603,506 warrants outstanding to purchase common stock of the Company at $0.50 to $2.85 per share, the Company had 506,500 options outstanding to purchase common stock of the Company at $0.51 to $2.89 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 2,749,620 shares of common stock, [See Note 6], and a 7% cumulative Series A Preferred shares wherein the holder could convert the note into a minimum of 4,182,000 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 11 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740  Income Taxes which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at September 30, 2010 operating loss carryforwards of approximately $41,200,000 which may be applied against future taxable income and which expires in various years through 2030.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (Continued)

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $18,100,000 as of September 30, 2010, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the nine months ended September 30, 2010 approximated $1,374,000.

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

NOTE 13 - SEGMENT REPORTING

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

Media – The Company attributes revenue from digital media publishing service at the time the service is provided and collection is likely.

Healthcare - The Company attributes revenue from healthcare services at the time the services are rendered and collections are likely.

The following is a summary of the Company’s operations by segment for the nine months ended September 30, 2010 and 2009: (in thousands)

	2010				2009
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$590	$1,188	$2,314	$4,092	$558	$1,030	$2,135	$3,723
Cost of sales	249	827	1,556	2,632	247	745	1,445	2,437
General and administrative	1,206	621	630	2,457	1,323	738	624	2,685
Consulting	503	-	8	511	767	32	20	819
Selling	282	92	44	418	116	314	43	473
Research and development	-	247	-	247	-	223	-	223
Compensation for re-pricing/extension of warrants/notes	479	-	-	479	1,278	-	-	1,278
Other income	3	-	1	4	3	-	1	4
Interest expense	622	-	1	623	832	-	-	832
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(2,748)	$(599)	$76	$(3,271)	$(4,002)	$(1,022)	$4	$(5,020)

Total assets	2,333	18,651	1,556	21,812	1,904	18,646	1,735	22,285
Depreciation	13	50	7	70	17	46	10	73

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SEGMENT REPORTING (Continued)

The following is a summary of the Company’s operations by segment for the three months ended September 30, 2010 and 2009: (in thousands)

	2010				2009
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$216	$434	$822	$1,472	$237	$376	$771	$1,384
Cost of sales	90	300	556	946	86	256	510	852
General and Administrative	363	194	202	759	440	180	213	833
Consulting	165	-	2	167	291	-	3	294
Selling	159	32	14	205	59	39	16	114
Research and development	-	74	-	74	-	107	-	107
Compensation for re-pricing/extension of warrants/notes	-	-	-	-	498	-	-	498
Other income	-	-	-	-	-	-	-	-
Interest expense	92	-	-	92	195	-	-	195
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(653)	$(166)	$48	$(771)	$(1,332)	$(206)	$29	$(1,509)

Depreciation	4	18	2	24	5	15	3	23

NOTE 14 - SUBSEQUENT EVENT

Subsequent events have been evaluated through the date and time this quarterly report on Form 10-Q was filed:

On October 7, 2010, the Company issued 200,000 common shares in payment of a $50,000 note payable.

On October 12, 2010, the Company issued 250,000 common shares in payment of a $62,500 note payable.

On October 13, 2010, the Company issued 20,000 common shares in payment of a $5,000 note payable.

On October 26, 2010, the Company issued 200,000 common shares in payment of a $50,000 note payable.

On November 1, 2010, the Company issued 200,000 common shares in payment of a $50,000 note payable.

On November 2, 2010, the Company issued 250,000 common shares in payment of a $62,500 note payable.

On November 10, 2010, the Company issued 300,000 common shares in payment of a $75,000 note payable.

Item 2.   Management's Discussion and Analysis.

Highlights of Third Quarter, 2010

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

1.     WIZZARD MEDIA

Wizzard Media is the three-year old division for our digital media and entertainment business.  Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method.  The Wizzard Network received over 450 million download requests for shows in 2006, 1 billion download requests in 2007 and 1.2 billion download requests in 2008 and 1.4 billion in 2009 from approximately 50 million total audience members throughout the year.  In the third quarter of 2010, the Wizzard Network received 445 million download requests for episodes vs. 330 million download requests in the third quarter of 2009.  Wizzard's publishing platform grew to 16,767 shows in the third quarter of 2010 from 15,782 at the end of the second quarter of 2010.  Management believes that Wizzard Media offers the leading podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  In the third quarter of 2010, our total publishing service revenue, including data transfer, was $306,233 versus $256,702 in the third quarter of 2009.  The total number of active episodes for the shows on the Wizzard Network was 1,076,274 in the third quarter of 2010, all of which are available for immediate distribution.  With the continuing success of Apple's iTunes, iPad, iPod, iPhone and Apple TV, along with new Podcast platforms from RIM (BlackBerry) and others, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  Wizzard's LibsynPRO Enterprise service had 134 network publishers as of the end of the third quarter of 2010.  As Wizzard Media derives a portion of its revenues through data transfer from PRO customers, a feature rich version of the PRO publishing platform provides Management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business.  During the third quarter of 2010, revenue from data transfer totaled $64,215.

WIZZARD MEDIA – PUBLISHING SERVICES

     Hosting, Distribution Network, Content, Platform Development

In the third quarter of 2010 the Wizzard Network received 445 million download requests for podcast episodes vs. approximately 330 million download requests in the third quarter of 2009, from a wide variety of distribution outlets to which Wizzard syndicates content.  The Wizzard Media network received 4.8 million requests for shows per day in the third quarter of 2010.  Our network reaches 17 million monthly unique people around the world, creating what Management believes is a strong media asset and a very compelling platform for advertisers as well as iPhone App sales.  Download requests are calculated by counting the number of shows requested for download by audience members.  Wizzard works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform and through the sale of customized podcast show Apps. As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Wizzard’s third party advertising partners and its in-house advertising sales team to fill.

Currently, Wizzard Media distributes digital shows for our producers to a variety of web portals and content aggregators (approximately 27 in all), for both download and video streaming, including: Wizzard.tv, SevenLoad, MySpace, Apple TV (Featured Provider), iTunes (Featured Provider), YouTube (Partner Channel), Google (Affiliate Network), Daily Motion (Featured Channel), Zune Marketplace, Blackberry Podcasts and MySpace (Featured Channel).  Some of these channels were created solely to expand audience reach for our publishers and some to expand audience reach and generate revenues for Wizzard and our publishers through ad sales by the third party portal’s advertising sales team.  Approximately 70% of the shows Wizzard distributes’ reach audiences using Apple’s iTunes platform which includes iTunes on the computer, iPod, iPad, Apple TV and the iPhone.  It is Management’s opinion that the Wizzard Network’s substantial presence in the iTunes Podcast Store is one of the Company’s most valuable assets as consumers using iTunes are early adopters and spend money regularly on digital media.  We believe this provides Wizzard with a unique offering for advertisers seeking that type of consumer and provides Wizzard with monetization opportunities for its podcast publishers through the sale of Apps.

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

Wizzard Media's technical development team continues to make significant accomplishments in terms of maintaining and expanding our publishing platform.  Wizzard’s development team continues to provide all the features of the classic Libsyn indie system in support of the migration of users from the old platform to the Libsyn3 platform and increased support for the podcast companion App to allow for new features of monetization options.

The third quarter of 2010 was focused on scaling the libsyn3 platform to accept an influx of shows brought in via new user signups and migrations from the legacy libsyn indie system- nearly doubling the number of shows on the platform.  Support was given a much higher priority over new feature development in the publishing system with one minor software release and a number of software patches deployed to correct bugs and add small enhancements in response to support related issues, iPhone app expansion, and system stability.

We also focused on scaling the IOS App Platform during the third quarter of 2010, with the number of apps in the iTunes App store taking precedence over new feature development.  We implemented three minor releases of the 1.7 generation of the platform to further refine and enhance the functionality of audio content, improved experience with push notifications, and banner ad system integration.

We also began development of an Android App Platform comparable podcast app for the Android OS with completion of a 1.0 version scheduled for Q4.

WIZZARD MEDIA - APPS

In 2009, Management took note of the extremely successful launch of the iTunes App Store by Apple.  Apps are small software applications that users can purchase and download to their iPhone and iPod Touch mobile devices with relative ease.  There are over 250,000 Apps in the App Store that have been downloaded by consumers billions of times.  App categories include video games, sports, productivity, entertainment, education and health & fitness.  Some of these Apps are free, while others have to be purchased.  These Apps range in price from $.99 to $100.00, with the average price under $4.99.  Wizzard has aggressively entered the Apps market due to the fact that approximately 70% of podcast audiences come from the iTunes Podcast Store, and Management believes this same audience makes up a portion of the consumers purchasing and downloading Apps from the iTunes App Store.  In fact, Wizzard is of the belief through experience in the podcasting business, knowledge of the podcasting consumer and survey results from podcast audiences, that the average podcast consumer is a ‘hard core’ iTunes platform user. Therefore, they are more likely to have the latest iPod Touch, iPad and/or iPhone from Apple.  Apple retains 30% of all App sales to cover the cost of running the App Store and App owners/developers receive 70% of the sales proceeds.  While Wizzard’s efforts in the App Store marketplace are still in the early stages, we believe it is an obvious expansion of our podcasting business and the ways Wizzard believes it can generate profits through the newly launched iTunes App Store are briefly outlined below.

Sale of Custom Podcast Apps

Wizzard created an App for sale in the iTunes App Store that can be customized quickly for the most popular podcast producers.   Podcasters then market their customized App to their show’s audience, many of whom are iPhone/iPad/iPod Touch users.  Management believes podcasters can be very successful marketing a customized iPhone App to their audience, as they know their audience better than anyone else and are great influencers of their audience.  The reasons Management believes an audience member would want to purchase an App for a specific podcast are: 1) Easier, faster access to the content.  2) Bonus content exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts.  4) Social communication features.

Wizzard now provides this App as a free tool to select podcasters on the Wizzard Network.  Currently, there are approximately 16,767 podcast shows on the Wizzard Network and 17 million audience members, of which approximately 70% use iTunes to consume podcasts.  Wizzard submits a custom App to the iTunes App Store for approval, which is not guaranteed and is based on Apple’s terms of service and approval process, and will manage the collecting of the revenue from Apple and distribution of the podcaster’s share of the revenues.  Wizzard retains approximately 35% of the sale price for podcast Apps that range from $.99 to $4.99 in most cases.  Wizzard has submitted 816 customized podcast Apps and has received approval for 712 Apps.  These Apps are being sold in 71 countries around the world via Apple’s App Store.  Wizzard is currently working to expand this offering to Google’s Android platform and App marketplace.

Sale of Podcast Subscriptions and Episodes Via Custom Podcast Apps

Once a podcaster has successfully marketed a custom App to its audience and has created a significant install base, Management believes that from time to time the podcaster can offer new content on a subscription basis or release a special episode, in addition to its normal podcast episodes, and charge a nominal fee ($1 - $3) for that episode to its audience.  By having a successful, extremely easy to use (no credit card info has to be entered if they already have an iTunes account; just two clicks of a button) micropayment platform in iTunes/iPhone/iPod Touch, Management believes that podcast audiences will be willing to pay a nominal fee ($1.99), from time to time, for special episodes of their favorite podcast and even sign up for inexpensive subscriptions ($1.99 a month) of new content.  Wizzard earns a portion of the subscription and episode revenue for administering the App account and delivering the content to the consumer.  Wizzard is currently testing in-App purchasing on select Apps in the App Store, and Management believes it will play a significant role in generating Podcast App revenues in the future.

Marketing of Apps Via Podcasts

One of the most vocal complaints from iPhone App owners/developers regarding the iTunes App Store is the lack of marketing opportunities for their App within the iTunes App Store from which they are sold.  iTunes does not accept paid marketing in any fashion, unlike most traditional retail and online stores who heavily encourage in-store marketing.  As a result, the only effective way an App owner/developer can generate substantial sales for its App is by landing in a ‘Top 100 List’ maintained by the App Store and readily viewable on the iPhone, iPod Touch, iPad and in iTunes by the App consumer.   If an App is not in the Top 100 List, or falls off the Top 100 List, sales tend to be minimal.  There are a few 3rd party iPhone ‘in App’ overlay advertising networks that give App owners/developers the opportunity to market their App through Apps that are downloaded for free, but it is Management’s opinion, based on conversations with numerous App owners/developers as well as market research, that these ‘in App’ overlay advertising networks are not effective in terms of marketing an App and increasing sales.  As a result, due to the fact that Wizzard has access through its presence in the iTunes Podcast Store to what Management believes is the same consumer base that purchase Apps from the iTunes App Store, the Company believes it has a solution to this problem.

Currently, Wizzard distributes approximately 4 million podcasts per day and has a tremendous amount of available advertising inventory that can be used to market third party Apps.  Wizzard receives approximately 35% of the revenue for every App sold through this effort.  As this process grows, this could cause Wizzard to become the largest ‘advertiser’ on the Wizzard Network.

   WIZZARD MEDIA - ADVERTISING

Wizzard continues to execute advertising campaigns for companies including JC Penney, Merit Financial and Audible.  These campaigns run across multiple shows, bringing the total number of advertising campaigns launched to 115, with 26 different advertisers and 86.4 million ad impressions.  In the third quarter of 2010, Wizzard delivered 10.4 million ad impressions, with $184,243 of advertising revenue year to date through the third quarter of 2010.

Our Alchemy technical advertising insertion system is able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities.  Using the Alchemy system, the Wizzard Media Network had the capability to deliver over 648,339,142 advertisements in the third quarter of 2010 if 2.5 advertisements were placed in every podcast request downloaded from the network.  In order to increase the percentage of filled advertising inventory we must continue to execute on our advertising sales strategy, integrate third party ad networks and portals and create relationships with more advertising agencies and their clients.  The advertising capabilities number mentioned above demonstrates to advertisers the reach of the Wizzard Media Advertising Network as most advertisers want to see the opportunity for large advertising campaigns when considering a new medium for their marketing plans.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.

Client results of our largest advertising execution to date were excellent in Management's opinion and we expect more buys from the client in the future. We have now had multiple advertisers renew campaigns with Wizzard including one advertiser that is on its 30th campaign, demonstrating what Management believes is excellent back-end ad operational customer service on Wizzard's part and a satisfactory return on investment for our clients.

Month		Potential Ad Impressions
July 2009	*	179,580,092
August 2009	*	175,638,527
September 2009		182,158,365
October 2009		162,040,900
November 2009		169,907,012
December 2009	*	198,783,645
January 2010	*	201,637,695
February 2010		185,522,557
March 2010		205,149,312
April 2010		200,965,025
May 2010		190,728,225
June 2010	*	185,024,483
July 2010	*	209,683,995
August 2010	*	217,246,837
September 2010		221,408,310

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

Nielsen Certified Downloads for Ad Network
Month		Downloads
July 2009		71,832,037
August 2009		70,255,411
September 2009		72,863,346
October 2009		64,816,360
November 2009		67,962,805
December 2009		79,513,458
January 2010	**	80,655,078
February 2010		74,209,023
March 2010		82,059,725
April 2010		80,386,010
May 2010		76,291,290
June 2010	**	74,009,793
July 2010		83,873,598
August 2010		86,898,735
September 2010		88,563,324

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

2.     SPEECH TECHNOLOGY & SERVICES GROUP

Wizzard Software's legacy Speech Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T, as well as through our own Internet marketing efforts through Google, Yahoo and other major Internet search engines.  In the third quarter of 2010 Wizzard continued its Internet marketing efforts through major search engines and continues to modify it on a quarterly basis.

While our T&S Group saw a strong third quarter of 2010, we experienced a 10% decrease in revenue over the third quarter of 2009 as a result of a very strong third quarter of 2009 as well as customers delaying purchasing decisions until the 4th quarter of 2010.  The T&S Group continues to focus its efforts on core assistive application, website audio and alert systems.  The website audio file distribution category currently shows the most promise for expanded business going forward.

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

3.   HEALTHCARE

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for fifteen years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 57% for the first nine months of 2010, from its home healthcare and staffing operations.  As was the case with most industry segments, the medical industry felt the slowing of the economy in 2009.   As a result, our staffing business in Billings, Montana has continued to experience a significant decrease in utilization of our services from the hospitals and nursing homes through the third quarter of 2010.  This is driven by a decrease in the census (number of patients) utilizing these facilities.  We continue to take the necessary steps to position ourselves in preparation of an upturn in the census for these facilities as the economy recovers resulting in an increase in the use of our services.  At the same time our home healthcare service continues to be strong and provides a consistent stream of revenue through the third quarter of 2010.

As we proceed through 2010, as with most organizations in today’s economy, we are approaching our healthcare business with restrained optimism.   As for our operations in Billings, Montana and its focus on the medical staffing industry, we anticipate a possible modest increase in the demand for our medical staffing services for the remainder of 2010.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

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

Results of Operations

Three months ended September 30, 2010, and 2009.

During the third quarter ended September 30, 2010, Wizzard recorded revenues of $1,472,121, a 6% increase from revenues of $1,384,218 in the third quarter of 2009. The increase for the third quarter of 2010 reflects an increase in revenue within our Healthcare and Media segments due to a modest increase in the economy, but primarily due to an increase in our hosting and Apps revenues within our media segment.   In the third quarter of 2010 our Media business saw an increase in revenues of 16%.

Cost of goods sold totaled $946,497 in the third quarter of 2010, versus $852,547 in the third quarter of 2009.  This increase of 11% is a direct result of the increase in sales of our products and services during the third quarter of 2010 especially within our Media segment.  Wizzard posted a gross profit of $525,624 during the third quarter of 2010, versus a gross profit of $531,671 in the third quarter of 2009, a decrease of 1%.

In the third quarter ended September 30, 2010, operating expenses totaled $1,204,491 which was an 11% decrease from operating expenses of $1,347,526 in the third quarter of 2009.  Broken down by line item our operating expenses were:

Selling expenses in the third quarter of 2010 were $204,436 versus $114,187 in 2009, representing a 79% increase over prior year.  This increase was driven by our marketing efforts to increase producers and the number of Apps within our Media segment and increased focus on investor relations services during the third quarter.

General and administrative expenses were $758,682 in 2010 versus $832,475 in 2009, a decrease of 9%, due to measures taken to reduce costs.  Salaries, wages and related expenses decreased to $484,421 in 2010 from $476,439 in 2009, an increase of 2%.  Consulting fees decreased to $168,009 in 2010 from $294,457, a decrease of 43% due to the fair market value decrease of the stock for consultants that were paid in stock and the decrease in the use of consultants in 2010 versus 2009.  Research and Development expenses in the third quarter were $73,364 versus $106,417 in 2009.

Other expense of $91,857 versus other expense of $692,394 in the third quarter of 2009 consisted primarily of interest expense.  This decrease is due to recording $255,322 of non-cash interest expense for re-pricing of warrants during the third quarter of 2009, and $392,328 of non-cash interest expense for the accretion of the discount on notes payable during the third quarter of 2009.

Wizzard's net loss available to common shareholders was $770,724, or $0.01 per share, in the quarter ended September 30, 2010.  This represents a 49% decrease from our net loss of $1,508,249, or $0.03 per share, in the third quarter of 2009.  During the third quarter of 2010, non-cash expenditures totaled $143,118, an 84% decrease from non-cash expenditures of $909,194 in the third quarter of 2009.  The decrease in non-cash expense is due to interest expense on the discount of notes payable and re-pricing of warrants during 2009.

Nine months ended September 30, 2010, and 2009.

During the nine month period ended September 30, 2010, Wizzard recorded revenues of $4,091,721, a 10% increase over revenues of $3,723,710 for the same period in 2010.  The increase for the first nine months of 2010 reflects an increase in revenue due to the modest return of the economy, but primarily due to an increase in our services and Apps revenues within our Media segment.

In the nine months ended September 30, 2010, cost of goods sold totaled $2,632,640, a 8% decrease as compared to $2,437,349 in the nine months ended September 30, 2009. The increase is a direct result of the increase in sales of our products and services during the 2010, primarily within our Media segment. Wizzard posted a gross profit of $1,459,081 during the first nine months of 2010, versus a gross profit of $1,286,361 in the first nine months of 2009, a increase of 13%.

Wizzard recorded total operating expenses of $3,633,806 during the nine months ended September 30, 2010, a 13% decrease as compared to operating expenses of $4,199,861 in the same period of 2009.  General and administrative expenses totaled $2,457,730 in the first nine months of 2010 versus $2,684,556 in the first nine months of 2009, a decrease of 8%, due to measures taken to reduce costs.  Salaries, wages and related expenses decreased to $1,517,601 in 2009 from $1,610,173 in 2009, a decrease of 6%.

Consulting fees decreased to $511,555 in 2010 from $819,077, a decrease of 38% due to the fair market value decrease of the stock for consultants that were paid in stock and the decrease in the use of consultants.

Selling expenses in the first nine months of 2010 were $417,807 versus $473,425 in 2009.  This 12% decrease was due our efforts to focus on controlling cost and spending during 2010, especially within our media services division. Research and Development expense increased to $246,714 in the first nine months of 2010 from $222,803 in the first nine months of 2009.

Other expenses of $1,096,747 versus $2,106,064 in the first nine months of 2009 consisted primarily of interest expense.  In the first nine months of 2009, Wizzard recorded $1,277,660 of interest expense for the re-pricing and extension of certain warrants. In the first nine months of 2010, Wizzard recorded interest expense of $478,786, for extension on the 5% notes payable and $262,284 for the re-pricing and extension of certain warrants.

Wizzard's net loss available to common shareholders was $3,271,472, or $0.05 per share, in the first nine months of 2010.  This represents a 35% decrease from our net loss available to common shareholders of $5,019,564, or $0.10 per share, in the first nine months of 2010. During the first nine months of 2010, non-cash expenditures totaled $1,346,471, a 49% decrease from non-cash expenditures of $2,637,012 in the first nine months of 2009.

The following is a summary of non-cash expenditures:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2010	2009	2010	2009
NON-CASH EXPENDITURES
Amortization of discount on notes payable	52,963	392,328	243,698	698,038
Re-pricing and extension of warrants	-	255,323	262,284	1,277,660
Stock option grants	9,126	6,569	43,039	30,539
Depreciation and amortization expense	60,854	112,424	186,010	219,030
Interest expense paid with stock	10,876	-	68,739	62,953
Issuance of warrants to extend notes	-	-	478,786	-
Non-cash expense	134,819	766,644	1,282,556	2,288,220
Expenditures paid with issuance of stock	8,299	142,550	63,915	348,792
Total non-cash expenditures	143,118	909,194	1,346,471	2,637,012

Liquidity and Capital Resources.

Cash on hand was $600,234 at September 30, 2010, a decrease of $157,660 over the $757,894 on hand at December 31, 2009.  Cash used in operations for the nine months ended September 30, 2010, was $2,090,130, a decrease of 4% over the $2,173,943 cash used in operations for the nine months ended September 30, 2009.

Cash used in investing activities of $42,530 was for the purchase of equipment during the nine months ended September 30, 2010.  Cash used in investing activities of $7,376 was for the purchase of equipment during the nine months ended September 30, 2009.

Cash provided by financing activities was $1,975,000 which was due to the Company closing a Subscription Agreement by which five institutional investors purchased 8,000,000 shares of Common Stock, during the nine months ended September 30, 2010.  In the first nine months of 2009, cash provided by financing activities was $1,308,000 which was the result of the issuance of common stock to one institutional investor.

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

The following table reflects our contractual obligations as of September 30, 2010:

Contractual Obligations		Less than	1-3
	Total	1 Year	Years
Guaranteed Royalty	$1,037,500	$287,500	$750,000
Long-Term Obligations(1)	1,820,000	1,820,000	-
Rent	49,500	49,500	-
Total	$2,907,000	$2,157,000	$750,000

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

As of September 30, 2010, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has removed the subject content from its websites and has derived little or no revenue from such content.  Management believes that the amount involved in this matter is not material, and the Company submitted its responsive pleading and intends to vigorously defend itself in this matter as it has an Asset Purchase Agreement granting it distribution rights with respect to the subject content.  Pursuant to that agreement, which was dated January 20, 2008, Skip Fredricks, the seller of the content, agreed to indemnify Wizzard for up to $1,000,000 for any and all liabilities arising out of or relating to the purchased assets and accruing prior to the closing of the agreement.  Subsequent to the third quarter, the Company has had settlement discussions with the plaintiff and while no final terms have been agreed to, the proposed settlement terms would not be considered substantial or material.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the three month period ended September 30, 2010, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description
None

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

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   (Removed and Reserved.)

Item 5.   Other Information.

(a)   None, not applicable

(b)  During the quarterly period ended September 30, 2010, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

31.1 - 302 Certification of Christopher J. Spencer

31.2 - 302 Certification of John Busshaus

32 - 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date:	11/15/10	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	11/15/10	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	11/15/10	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	11/15/10	/s/ David Mansueto
David Mansueto
Director

Date:	11/15/10	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	11/15/10	/s/ Douglas Polinsky
Douglas Polinsky
Director