Form 10-K
period 2010-12-31
WIZZARD SOFTWARE CORP /CO
filed 2011-03-31
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Common Stock, $0.001 par value

NYSE AMEX

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer” and “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer       [   ]      Accelerated filed                     [   ]      Non-accelerated filer         [   ]      Smaller reporting company     [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

The aggregate market value of the registrant’s voting and nonvoting common equity held by non-affiliates of the registrant as of the last business day of June 30, 2010, the registrant’s most recently completed second fiscal quarter, was $12,486,12 based on the last sales price of the registrant’s common stock reported on the NYSE Amex on that date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes shares held by directors, officers, and stockholders whose ownership exceeded 10% of the Registrant’s outstanding Common Stock. Exclusion of these shares should not be construed to indicate that any such person controls, is controlled by or is under common control with the Registrant.

As of March 4, 2011, there were 89,776,359 shares of common stock, par value $0.001, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

PART I

Item 1.  Business.

OVERVIEW

Founded in 1995, the business of Wizzard Software Corporation, a Colorado corporation ("Wizzard," "we," "our" or "us" or words of similar import), includes Media, Software and Healthcare.   Wizzard’s core focus is on our Media business, which consists of providing podcasting hosting, distribution, audience analysis, advertising, content subscriptions and App sales for podcast producers worldwide.  Our legacy Software business focuses on selling and supporting speech recognition and text-to-speech technology from IBM and AT&T.  Our legacy Healthcare business focuses on providing home health services and nurse staffing in the Western part of the United States.

     Our products and services include:

Podcasting Hosting and Media Services - Wizzard Media provides a web based podcast distribution platform for podcast producers wanting to broadcast their audio or video show to people worldwide, in most cases through RSS distribution. Wizzard Media hosts over 1 million podcast episodes for over 14,913 podcast shows and distributes them to over 18 million unique monthly audience members.  In 2010, Wizzard distributed over 1.6 billion podcast episodes.  Wizzard’s service accumulates and provides audience statistics as well as provides advertising sales, ad insertion and App creation and sales to help podcasters generate revenue.  Wizzard receives all publishing revenues generated and at least 50% of advertising and App sales revenues.

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

    MEDIA – Podcasting & Apps

Podcasts are audio and video "shows" created by all types of people on standard personal computers.  Currently, 80% of podcasts are audio and 20% video and are similar in format to a radio or TV show.  These shows average twenty minutes in length and range in topics from comedy to sports to fashion.  Due to the thousands of different niche topics, podcasting’s ability to reach highly targeted audiences is a very appealing proposition for advertisers.  They can be subscribed to for free and accessed through new media aggregators such as Apple's popular iTunes.  Podcasts are listened to or watched on Apple’s iPods, iPads and iPhones along with almost any MP3 player, Sony’s PlayStation Portable, Blackberry, Android, Tivo

units, and can also be played online using a computer.  Every time a new episode is released from the podcast creator (approximately three times per month), it can be automatically downloaded to a subscriber’s computer and can be transferred over to an iPod or MP3 player with ease.  Now, using iPods, iPhones and Android Phones with Apps, audiences can download or stream a podcast and watch it directly on their device.  Podcasts provide a new and exciting medium for information and entertainment distribution. Podcasts are enjoyed by consumers around the world while at their computer, exercising, on flights, at the beach, in their cars, or on the subway and with the Apple TV, sitting at home in their living room. One of the biggest reasons for the success of podcasting is due to the fact that, unlike traditional radio and television, consumers can enjoy podcast shows where they want, when they want, putting the control of media consumption into the consumer’s hands.

When one creates a podcast, they upload it on the internet to a host, who creates an individual RSS feed and then continuously broadcasts the show out to anyone who subscribes.  Podcast hosts also maintain viewer statistics, blogs, web pages and a host of other tools and services for podcasters to broadcast, manage and promote their shows.

Wizzard Media is the media division for our business.  As the world's largest podcasting network, Wizzard Media currently broadcasts over one hundred million (100M) podcast shows each month.   The Wizzard Media Network received over 1.6 billion download requests in 2010.  With the continued success of the iPod Touch, iPhones, Android phones and an improved Apple TV along with other phone and media players supporting podcasts, we expect podcasting to continue to grow in the near term.

Wizzard Media received an average of 4.47 million podcast requests for episodes per day for 14,913 unique podcast shows for a total of 1.7 million hours of daily programming.  These podcasts are consumed by millions of people around the world creating what management believes to be a strong media asset and a very compelling marketing platform for brand advertisers.  We strongly believe that Wizzard Media is uniquely positioned to capture a significant portion of total advertising spending on podcasts in the future as we offer a rich inventory of popular content, strong consumption statistics and geographically and keyword targeted advertising capabilities.  While there can be no future pricing guarantees, the podcasting industry is currently charging, and plans to continue to charge, between $.005 and $.01 per downloaded ad.  The ads tend to be no longer than 15 seconds and several ads can be inserted in one twenty minute episode.

Wizzard Media will be the catalyst for attracting sponsors and advertising opportunities for the podcasts we currently broadcast.  Applying our geographical targeting capabilities we can find strong, relevant advertising opportunities for national brands, which is a significant revenue generating opportunity for Wizzard and for our content producers. Advertisers and consumers alike want relevant, focused advertisements, something clearly lacking in today's digital media offerings, yet can be accomplished using our combined technologies and skills.  Using our dynamic advertisement insertion technology we can insert the ad in the front, the back or even at a very specific point inside the podcast where it is most relevant to the listener.  Management believes this fundamental feature gives Wizzard Media a strong competitive advantage making it easier to attract advertisers and sponsors who want to successfully align their brand of products and services with high-value content and a targeted audience on our network.

Sale of Custom Podcast Apps

Wizzard creates Apps for sale in the App Stores that can be customized quickly for podcast producers.   Podcasters then market their very own customized App to their show’s audience.  Management believes podcasters can be very successful marketing their own customized App to their audience, as they know their audience better than anyone else and are great influencers of their audience.  The reasons Management believes an audience member would want to purchase an App for a specific podcast are: 1) Easier, faster access to the content.  2) Bonus content exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts.  4) Social communication features.

Wizzard now provides this App as a free tool to podcasters on the Wizzard Network beginning with the podcasts that have the largest audience and eventually opening it up to every podcaster on the network.  Currently, there are approximately 14,913 podcast shows on the Wizzard Network and over 18 million audience members, of which approximately 70% use iTunes to consume podcasts.  Wizzard submits custom Apps to various App Stores for approval, which is not guaranteed and is based on the terms of service and an approval process, and will manage the collecting of the revenue from Apple, Google, Amazon and other App Store operators and distribution of the podcaster’s share of the revenues.  Wizzard expects to retain approximately 35% of the sale price that will range from $.99 to $4.99 in most cases.

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

SOFTWARE – Speech recognition and Text-To-Speech

Wizzard Software's legacy Speech Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  Wizzard receives the majority of its sales leads through arrangements with AT&T, as well as through our own Internet marketing efforts with Google, Yahoo and other major Internet search engines.

HEALTHCARE – Home Healthcare Services and Nurse Staffing

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for 16 years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 56% for 2010, from its home healthcare and staffing operations.

Research and Development

During the calendar years ended December 31, 2010 and 2009, the Company spent $320,600 and $310,341, respectively, on research and development.

Necessary Material

We depend upon a speech recognition company to license us their speech recognition engines.  It is these engines upon which we create our applications.  We do not foresee any difficulty in continuing to license these engines, due to the competitive market between their manufacturers.

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

•

at the mercy of App Store providers approval process who control if we can sell our App through their stores;

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

We have pursued, and may continue to pursue, strategic alliances with new or complementary businesses in an effort to enter into new business areas, diversify our sources of revenue and expand our products and services.  If we pursue strategic alliances with new or complementary businesses, we may not be able to expand our product or service offerings and related operations in a cost-effective or timely way. We may experience increased costs, delays and diversions of management's attention when beginning any new businesses or services.  Also, any new business or service that users do not favorably receive could damage our reputation and brand name in the market place.  We also cannot be certain that we will obtain enough revenues from any expanded products or services to offset related costs.  Any expansion of our operations may require additional expenses.  These efforts may strain our management, financial and operational resources.

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

Wizzard's net loss available to common stockholders was $4,110,459, or $0.06 per share and $6,509,017, or $0.13 per share, for the years ended December 31, 2010 and 2009, respectively.  Because we need to establish our brand and services, we expect to incur increasing sales and marketing, product development and administrative expenses, and as a result, we will need to generate significant revenues to achieve and maintain profitability.  We cannot assure you that we will ever be able to operate profitably.

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

Changes in the app approval policies of an App Store could have an adverse effect on the business plans of Wizzard Media, including revenues.

Our Podcast Apps for sale in the most popular App Stores including Apple, Amazon and Google are subject to approval by each marketplace.  Throughout the submission process, some Apps have not been approved for sale in the marketplaces and may not be approved in the future because they do not comply with App Store Review Guidelines.

The App stores with which Wizzard currently sells its Apps, (Apple App Store, Google Marketplace and Amazon Appstore), have complete control over the approval of each App submitted to their store.  The policies for the App approval process are normally very broad, and subject to interpretation and frequent changes by each App store.

In the past, Wizzard has received approval for Apps with streaming video and then subsequently has had Apps rejected for including streaming video.   On the other hand, some App Stores have approved Apps with streaming video without any hesitation.

Apple has rejected individual podcast Apps because they do not want thousands of individual podcast Apps in the App store under one developer account, and then subsequently approved podcast Apps when submitted under a podcast producer’s own developer account.  If Apple were to enforce their policy to disallow podcast Apps to be accepted under Wizzard’s developer account or under a podcaster’s individual developer account, it could have an adverse impact on future business plans of Wizzard Media, including revenues.

The approval of Apps, which cannot be guaranteed, is subject to the App Stores’ review personnel, their Management and the overall store and company policy, which are subject to change at any time.  The change in policy and rejection of Apps for approval by any one or all of the App Stores could have an adverse impact on future business plans of Wizzard Media, including revenues.

We have submitted a Network App to Apple for approval, and may submit similar Apps to Google and Amazon.  While we believe that the Network App will be approved by Apple, there can be no assurance of this.  If Apple does not approve the Network App, our future business plans could be adversely affected.

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

Our future success depends on our ability to attract, retain and motivate highly skilled technical, marketing, management, accounting and administrative personnel.  We plan to hire additional personnel in all areas of our business as we grow. Competition for qualified personnel is intense.  As a result, we may be unable to attract and retain qualified personnel.  We may also be unable to retain the employees that we currently employ or to attract additional technical personnel.  The failure to retain and attract the necessary personnel could seriously harm our business, financial condition and results of operations.

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

Approximately 85,582,568 shares of our common stock are presently publicly traded.  This number will be increased by the 5,972,815 shares underlying the warrants, and the 7,500,000 shares that are currently issuable upon conversion of our Series A Convertible Preferred Stock.  This potential increase in the number of shares that may be available for public trading from 85,582,568 shares to 99,055,383 shares may dramatically reduce the price of our common stock on the basis of supply and demand alone.  In addition, a significant number of our other currently outstanding shares are eligible for public resale under Rule 144 of the Securities and Exchange Commission, and sales of these shares may also place downward pressure on our stock price.  In May, 2004, we registered a total of 2,472,526 shares of our common stock; in August, 2005, we registered an additional 2,800,001 shares; in May, 2007 we registered an additional 3,741,250 shares; and in August 2007 we registered an additional 6,658,536 shares, all on Registration Statements on Form SB-2.  In June 2009, we registered a total of 10,000,000 shares of our common stock, and in November 2009, we registered an unspecified number of shares of common stock, preferred stock warrants, debt securities and units that may consist of any combination of the foregoing, in the total amount of $12,500,000, all on Registration Statements on Form S3.  The sale of all or any portion of these shares may have a further negative effect on our stock price.

Item 1B.  Unresolved Staff Comments.

          Not applicable to smaller reporting companies.

Item 2.  Description of Property.

Wizzard's corporate offices are located at 5001 Baum Blvd., Suite 770, Pittsburgh, PA 15213.  They consist of approximately 3,100 square feet of space, which is rented for $4,428 per month.  The lease is currently on a month to month basis.  Wizzard continues to maintain a sound business relationship with the Landlord.  Even though each party may exit the lease with a 30 day written notice, Management does not foresee a significant risk, especially with the current state of the economy.  Wizzard also maintains offices in Casper, Wyoming and Billings, Montana for our Interim Healthcare operation, which are rented for $4,750 and $1,406, respectively.  The Casper lease ends June 2011, and the Billings location entered a 3 year lease agreement effective March 1, 2011.

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

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 4, 2011, 89,776,359  shares of our common stock were outstanding and the last reported sales price for our common stock on the NYSE Amex was $0.25 per share.  We have approximately 5,900 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name”.

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

The quarterly high and low closing sales prices for our shares of common stock since public trading of these shares for the last two years are as follows:

	Low	High
Fiscal Year 2010
Fourth quarter	$0.22	$0.30
Third quarter	$0.18	$0.24
Second quarter	$0.19	$0.27
First quarter	$0.30	$0.40

Fiscal Year 2009
Fourth quarter	$0.32	$0.54
Third quarter	$0.42	$0.60
Second quarter	$0.45	$0.72
First quarter	$0.32	$0.95

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The following information is provided as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	282,500	$ 0.40	2,681,346

Equity compensation plans not approved by stockholders	422,500	$ 2.00	56,129

Total	704,000	$ 1.26	2,737,475

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have issued the following restricted shares of common stock during the quarterly period ended December 31, 2010:

Name	Date	Shares	Description
Mill City	11/16/10	203,125	Extension of Note Payable
Isle Capital	11/16/10	121,875	Extension of Note Payable
Whalehaven	11/16/10	20,000	Extension of Note Payable

Management believes that the offer and sale of these securities was exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder, due to the limited number of recipients and the Company’s reasonable belief of their status as accredited or sophisticated investors.

During the quarterly period ended December 31, 2010, we did not receive any proceeds from the exercise of warrants for which the underlying shares were registered with the Securities and Exchange Commission.

During the quarterly period ended December 31, 2010, we did not receive any proceeds from the sale of common stock.

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

	Year ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006
OPERATING DATA:
Total revenue	$5,540	$5,194	$6,108	$5,164	$2,944
Net loss	(4,110)	(6,509)	(7,692)	(10,196)	(4,794)
Net loss available to common stockholders	(4,110)	(6,509)	(10,065)	(17,931)	(4,794)
Basic and diluted net loss per common stockholder	(0.06)	(0.13)	(0.23)	(0.44)	(0.14)

	As of December 31,
(in thousands)	2010	2009	2008	2007	2006
BALANCE SHEET DATA:
Working capital	$(1,335)	$(1,255)	$670	$3,570	$2,393
Net property, plant and equipment	79	129	211	185	184
Intangible assets & goodwill	20,460	20,538	20,497	20,725	946
Total assets	21,355	22,005	23,246	27,850	4,298
Long-term liabilities:
Long-term debt	0	0	1,000	1,739	189
Other	0	0	0	0	0
Total long-term liabilities	0	0	1,000	1,739	189
Total stockholders’ equity	19,208	19,416	20,383	22,746	3,337

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

Company Overview

Below is an update of our entire business, from our most recent entry into podcasting and apps, where we expect most of our future growth to occur, to our legacy businesses of offering core speech engine tools for software developers and technology solutions for the healthcare industry.  Currently, our healthcare operations make up 56% of our revenue, but we expect our Media business to become our largest revenue generator at some point in the near future, and provide the largest revenue growth and profits.  We believe this due to the size of our podcast operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through our publishing platform, advertising sale of Apps and paid subscriptions for content.  The network growth of our media operation has occurred faster than initially expected and it is Management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and advertisers and audiences showing increased interest in the medium.  Wizzard believes that our network and relevance in our industry will continue to grow by leaps and bounds and that Wizzard is positioned to be one of the leading companies in the podcast monetization business.

1.     WIZZARD MEDIA

Wizzard Media is the four-year old division for our digital media and entertainment business.  Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method for episodic, audio and video shows.  The Wizzard Media Network received over 450 million download requests for shows in 2006, 1 billion download requests in 2007, 1.2 billion download requests in 2008, 1.4 billion download requests in 2009, and 1.6 billion in 2010 to approximately 50 million total audience members throughout the year.  In the fourth quarter of 2010, the Wizzard Network received 465,701,849 download requests for episodes vs. 316,271,369 download requests in the fourth quarter of 2009.  Wizzard's publishing platform grew to an adjusted 14,913 shows in 2010. Management believes that Wizzard Media offers the best podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  The total number of episodes on the Wizzard Network grew to 1,215,661 in 2010, all of which are available for immediate distribution.  With the continuing success of iPods, iPhones, iPads, Android’s mobile phones, Blackberry’s smartphones, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  Wizzard's LibsynPRO Enterprise service had 137 network publishers in 2010.  As Wizzard Media derives a portion of its revenues through data transfer from PRO customers, launching a new, feature rich version of the PRO publishing platform provides Management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business. Throughout 2010, revenue from data transfer totaled $216,744.  Below is a more detailed breakout of the information above.

WIZZARD MEDIA – PUBLISHING SERVICES

     Hosting, Distribution Network, Content, Platform Development

In 2010 the Wizzard Media Network received approximately 1.6 billion download requests for podcast episodes vs. 1.4 billion download requests in 2009, from a wide variety of distribution outlets to which Wizzard syndicates content.  The Wizzard Media network received over 4.47 million requests for shows per day throughout 2010.  Our network reaches over 19 million people around the world, creating what Management believes is a strong media asset and a very compelling platform for advertisers as well as smartphone App sales.  Download requests are calculated by counting the number of shows requested for download by audience members.  Wizzard works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform and through the sale of Apps.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Wizzard’s third party advertising partners and its in-house advertising sales team to fill.

Currently, Wizzard Media distributes digital shows for our producers to a variety of web portals and content aggregators (approximately 27 in all), for both download and video streaming.  Approximately 70% of the shows Wizzard distributes reach audiences using Apple’s iTunes platform which includes iTunes on the computer, iPods, iPads, iPhones and Apple TV.  It is Management’s opinion that the Wizzard Media Network’s substantial presence in the iTunes Podcast Store is one of the Company’s most valuable assets as consumers using iTunes are early adopters and spend money regularly on digital media. We believe this provides Wizzard with a unique offering for advertisers seeking that type of consumer and provides Wizzard with monetization opportunities for its podcast publishers through the sale of individual and network wide Apps.

Wizzard Media's technical development team continues to make significant accomplishments in terms of maintaining and expanding our publishing platform.  In 2010, Wizzard’s development team launched the Libsyn3 platform.  We migrated Libsyn Indie users to the new platform throughout 2010.  The migration was completed in early 2011 and represents a significant milestone in the upgrade of the features offered to our Producers.  In migrating the 5 year old Libsyn Indie customers to the new Libsyn3 platform we were able to ‘clean up’ many non paying, in-active accounts.  As a result, we now have 14,913 active podcast accounts.  While this number is down from 16,767 reported in the third quarter, the number does not represent a drop in paying customers or revenue; it is solely a more accurate count of our active accounts.

In 2010, the development team created the Wizzard Media Podcast App for sale in the Android App platform.  With this App Wizzard expanded the sale of individual podcast Apps for our paying podcast clients.  This App allows publishers to generate additional revenues for their show.  In addition to creating the core App, the development team released multiple updates throughout 2010.  The development team also released backend support for the Android App as well as for iPad functionality.

WIZZARD MEDIA - APPS

In the first quarter of 2009, Management took note of the extremely successful launch of the iTunes App Store by Apple.  Apps are small software applications that users can purchase and download to their iPhone and iPod Touch mobile devices with relative ease.  During 2010, there were over 250,000 Apps in the App Store that have been downloaded by consumers over 2 billion times.  App categories include video games, sports, productivity, entertainment, education and health & fitness. Some of these Apps are free, while others have to be purchased.  These Apps range in price from $.99 to $100.00, with the average price under $4.99.  During 2010, Wizzard aggressively entered the Apps market on several using its podcast network and active podcasters to promote the Apps to consumers.  Apple and Google retain 30% of all App sales to cover the cost of running the App Store and App owners/developers receive 70% of the sales proceeds.  Wizzard believes it is an obvious expansion of our podcasting business and the ways Wizzard believes it can generate revenue through the iTunes Store, Google Market Place and Amazon App Store are briefly outlined below.

Sale of Podcast Apps

Wizzard created Apps that work on the iPhone and Android platforms and are currently for sale in the iTunes App Store, Google’s Market Place and coming soon, Amazon’s App Store. Wizzard currently has approximately 1,000 Apps for sale in these two App Stores.  Podcasters then market their very own App to their show’s audience, many of whom use iPhones, iPods and Android phones.  Management believes podcasters can be very successful marketing Apps to their audience, as they know their audience better than anyone else and are great influencers of their audience.  The reasons Management believes an audience member would want to purchase Apps are: 1) Easier, faster access to the content.  2) Bonus content exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts.  4) Social communication features.

Wizzard now offers this App as a free monetizational tool to podcasters on the Wizzard Network as long as they have a qualifying monthly account.  Currently, there are approximately 14,913 shows on the Wizzard Network and approximately 19 million audience members who consume podcasts.  Wizzard submits each App for approval, which is not guaranteed and is based on the respective terms of service and approval process of the App Store, and manages the collecting of the revenue and distribution of the podcaster’s share of the revenues.  Wizzard expects to retain approximately 35% of the sale price that ranges from $.99 to $4.99 in most cases.  During 2010, Wizzard submitted 1,120 podcast Apps and has received approval for 1,002 Apps.  These Apps are currently being sold around the world via Apple’s App Store and Google Market Place. Throughout 2010, revenue from App sales totaled $189,277.

At the suggestion of Apple, Wizzard developed a “Network App” which allows for hundreds of podcast Apps, inside one fully functional App.  This is very similar to Amazon’s Kindle App that includes tens of thousands of books inside one App.  This Network App, if accepted into the various App stores, allows us to: 1) continue our business plan to offer App monetization tools to all producers in a streamlined, efficient process; 2) comply with the continually evolving and sometimes inconsistent App approval standards and their desire not to have ‘cookie-cutter’ Apps for all 250,000 podcasts in iTunes in the App Store causing approval delays and rejections; 3) have more control over the actual marketing of the podcast Apps through expanded distribution of the Network App and cross promotional opportunities; 4) focus more time and attention on podcast shows with larger audiences that sell more apps than the smaller podcast shows.  As a result of this change in ‘go to market’ strategy for iPhone Apps, Wizzard believes it could enhance revenues going forward due to the fact that we will have more control over the marketing of, wider distribution and more opportunities to generate revenues with a

Network App.  For example, we could include widespread targeted promotions for Groupon or provide offers allowing people to earn Facebook credits.  For our Android Google and Amazon App products, we plan to continue to create individual Apps for podcasts on our network and off network, focusing on podcasts with the largest audiences.  As the Android Market continues to evolve, we may consider an option to create a Network App as the business model dictates.

Sale of Podcast Subscriptions and Episodes Via Custom Podcast Apps

Once a podcaster has successfully marketed an App to its audience and has created a significant install base, Management believes that from time to time the podcaster can offer new content on a subscription basis or release a special episode, in addition to its normal podcast episodes, and charge a nominal fee ($1 - $3) for that episode to its audience.  By having a successful, extremely easy to use micropayment platform in iTunes/iPhone/iPod Touch, Android and Google, Management believes that podcast audiences will be willing to pay a nominal fee ($1.99), from time to time, for special episodes of their favorite podcast and even sign up for inexpensive subscriptions ($.99 a month; $8.99 for 12 months) of new content.  Wizzard earns a portion of the subscription and episode revenue for administering the App account and delivering the content to the consumer.

   WIZZARD MEDIA - ADVERTISING

In 2010, Wizzard executed multiple national brand advertising campaigns for companies including Audible and JC Penney. These campaigns run across multiple shows, bringing the total number of advertising campaigns launched to date to 115, with 26 different advertisers, resulting in $257,994 in 2010 advertising revenue.  In the fourth quarter of 2010, Wizzard had its best quarter in Wizzard Media history in terms of advertising impressions delivered with 27 million ads delivered vs. 22.4 million ads delivered in the fourth quarter of 2009.

Wizzard’s Alchemy system is able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, which was used for multiple advertising campaigns throughout 2010.  Using the new system, the Wizzard Media Network had the capability to deliver 2,499,004,001 advertisements in 2010 if 2.5 advertisements were placed in every podcast request downloaded from the network.  In order to increase the percentage of filled advertising inventory we must continue to execute on our advertising sales strategy, integrate third party ad networks and portals and create relationships with more advertising agencies and their clients.  The advertising capabilities number mentioned above and the tables for download inventory (below) demonstrates to advertisers the reach of the Wizzard Media Advertising Network as most advertisers want to see the opportunity for large advertising campaigns when considering a new medium for their marketing plans.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.

Client results of our largest advertising execution to date were excellent in Management's opinion and we expect more buys from the client in the future. We have now had multiple advertisers renew campaigns with Wizzard including one advertiser that is on its 36th campaign, demonstrating what Management believes is excellent back-end ad operational customer service on Wizzard's part and a satisfactory ROI for our clients.

Wizzard Media currently has 22 distinct ad categories we take to market.  As the number of publishers joining Wizzard’s Advertising Network grows, so does the available advertising inventory for Wizzard’s advertising sales team to sell.

Month		Potential Ad Impressions
January 2010	*	201,637,695
February 2010	*	185,522,557
March 2010		205,149,312
April 2010		200,965,025
May 2010		190,728,225
June 2010	*	185,024,483
July 2010	*	209,683,995
August 2010	*	217,246,837
September 2010		221,408,310
October 2010		229,233,365
November 2010		229,114,522
December 2010	*	223,289,675

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

Nielsen Certified Downloads for Ad Network
Month		Downloads
January 2010	**	80,655,078
February 2010		74,209,023
March 2010		82,059,725
April 2010		80,386,010
May 2010		76,291,290
June 2010	**	74,009,793
July 2010		83,873,598
August 2010		86,898,735
September 2010		88,563,324
October 2010		91,693,346
November 2010		91,645,809
December 2010		89,315,870

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

In 2010, our T&S Group saw a 3.0% decrease in revenue over 2009.  The T&S Group continues to focus its efforts on core assistive application, website audio and alert systems.  The website audio file distribution category currently shows the most promise for expanded business going forward.

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

3.   WIZZARD HEALTHCARE

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for 17 years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 56%, from its home healthcare and staffing operations.

As was the case with most industry segments, the medical industry felt the slowing of the economy in 2009.   As a result, our staffing business in Billings, Montana experienced a significant decrease in utilization of our services from the hospitals and nursing homes.  This is driven by a decrease in the census (number of patients) utilizing these facilities.  We continue to take the necessary steps to position ourselves in preparation of an upturn in the census for these facilities as the economy recovers resulting in an increase in the use of our services.  At the same time our home healthcare service continued to be strong and provided a consistent stream of revenue through 2010.  While we have not yet returned to the levels achieved prior to the down turn in the economy, we have seen an increase in revenue for staffing services in Billings, Montana, and an increase in revenue over the prior year within our Home Healthcare segment.  Our home healthcare services continued to be strong and provided a consistent stream of revenue during 2010.

In 2011, as with most businesses in today’s economy, we are approaching our healthcare business with skeptical optimism.  As for our operations in Billings, Montana and its focus on the medical staffing industry, we anticipate a possible modest increase in the demand for our medical staffing services during the upcoming year.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

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

Critical Accounting Policies and Estimates

Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, 985 Software — Revenue Recognition and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104.

The Company recognizes revenue from providing podcast hosting services when the services are provided and the sale of apps when collection is received.   The Company recognizes revenue from the providing of healthcare services when the services are provided and collection is probable.  The Company sells packaged and custom software products and related speech recognition product development consulting.  Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

Accounts Receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, as well as information obtained from suppliers and past experiences with customers.  In some instances, we require new customers to make prepayments.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. We established an allowance for doubtful accounts of $34,200 and $34,200 at December 31, 2010 and 2009, respectively.

Goodwill and Definite-life intangible assets - The Company accounts for Goodwill and definite-life intangible assets in accordance with provisions of the Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles, Goodwill and Other.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350.  Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment.  Topic 350 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with Topic 360, criteria for recognition of an impairment of Long-Lived Assets.

Stock-based compensation - The Company accounts for options in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 718, Compensation – Stock Compensation.  For the years ended December 31, 2010 and 2009, the Company recorded stock-based employee compensation expense of  $52,164 and $38,371, respectively,  and stock –based compensation expense to employees and consultants of $103,555 and $491,592, respectively, for options that were issued and immediately exercised. The remaining estimated pretax amortization on unvested options will be recognized during 2011.  The plans are more fully described in Note 8 of our consolidated financial statements.

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

Results of Operations.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Wizzard derives its revenue from podcast publishing platform fees, podcast advertising sales, App sales as well as through speech recognition and text-to-speech programming tools, distributable engines and speech related consulting services and support.  Additionally, Wizzard derives revenues through the offering of home healthcare services through its wholly-owned subsidiary Interim Healthcare of Wyoming, Inc.

During 2010, Wizzard recorded revenues of $5,540,122, an increase of $346,432, or approximately 7%, from our revenues of $5,193,690 in 2009.  This increase was driven by our Healthcare segment with the recovery of the economy and expansion of the services we provide combined with expanding our geographic reach.  The increase in home healthcare revenue was the result of the increased use of our services.  Additionally, our Media segment experienced an increase due to an increase in our hosting fees and a full year of App sales.  The increase in hosting fees was due to the increase in the number of producers using our services.  Our Software segment experienced a slight decline of 1% from the previous year.

During 2010, cost of goods sold was $3,531,103, an increase of $177,672, or approximately 5%, over the 2009 figure of $3,353,431.  This increase is a direct result of the increase in sales of our products and services during 2010.  Wizzard generated a gross profit of $2,009,019 in 2010, versus a gross profit of $1,840,259 in 2009, an increase of 9%.

In 2010, Wizzard had operating expenses of $4,814,877, as compared to $5,724,544 in 2009, a decrease of 16%.

Selling expenses decreased to $478,801 in 2010, from $592,064 in the prior year.  This decrease of 19% is due primarily to the decreased number of employees during 2009 that were focused on our media services operation and obtaining additional content with the full year impact realized in 2010.

General and administrative expenses decreased to $1,299,982 in 2010, from $1,413,825 in the prior year, a decrease of 8%, due primarily our effort to reduce overhead costs within our Media business segment during 2010.   Salaries, wages and related expenses decreased to $1,987,649 in 2010 from $2,092,880 in 2009, a decrease of 5%, driven by an effort to reduce overhead costs within our Media business segment. Consulting fees decreased to $727,845 in 2010 from $1,230,922, a decrease of 41% due to a decrease in the use of outside consultants in the areas of public relations, investor relations, market research, combine with the fair market value decrease of the stock for consultants that were paid in stock.

Wizzard incurred non-cash legal, public relations and consulting fees of $103,555 in fiscal 2010, as compared to $619,092 in 2009.  For fiscal 2010, $33,765 was for consulting fees, and $69,790 for selling expense.  Of this non-cash amount in fiscal 2009, the non-cash amount includes $127,500 was for investor relation services, $388,472 was for consulting fees, and $103,120 for selling expense.  Due to the increased liquidity of our common stock traded on the NYSE Amex, Wizzard has been able to pay for valuable and sometimes critical services with common stock.  This has helped us to use our cash for operations.  For all such stock issuances, we valued the stock at the market price at the close of the day of issuance.  All related expense was recorded the same day.

Interest expense decreased to $1,142,642 in 2010, from $2,630,082 in 2009, due to amortization of $344,294 in 2010 versus $1,146,383 in 2009 of the discount on our 5% convertible note payable related the beneficial conversion feature and warrants issued in connection with the convertible notes payable, and the expense for re-pricing and conversion of warrants totaling $1,306,168 in 2009 versus $385,636 in 2010 for extension of maturity date on notes payable.

Net loss available to common stockholders decreased 37% to $4,110,459 in 2010, as compared to a net loss available to common stockholders of $6,509,017 in 2009.  The decrease in net loss available to common stockholders for 2010 was primarily due to the recording of a non-cash expense on the amortization of 5% notes payable of $1,146,383 for 2009 versus $344,294 for $2010, and interest expense of $1,306,168 in 2009 versus $262,284 in 2010 for issuance, re-pricing and extension of warrants.  Basic and diluted loss per common share was $0.06 in 2010, compared to $0.13 in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Wizzard derives its revenue from podcast publishing platform fees, podcast advertising sales, App sales as well as through speech recognition and text-to-speech programming tools, distributable engines and speech related consulting services and support.  Additionally, Wizzard derives revenues through the offering of home healthcare services through its wholly-owned subsidiary Interim Healthcare of Wyoming, Inc.

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

Wizzard incurred non-cash legal, public relations and consulting fees of $619,092 in fiscal 2009, as compared to $1,054,278 in 2008.  For fiscal 2009, $127,500 was for investor relation services, $388,472 was for consulting fees, $103,120 for selling expense.  Of this non-cash amount in fiscal 2008, the non-cash amount includes $570,000 for investor relations’, $384,708 was for consulting fees, and $99,570 for selling expense.  Due to the increased liquidity of our common stock traded on the NYSE Amex, Wizzard has been able to pay for valuable and sometimes critical services with common stock.  This has helped us to use our cash for operations.  For all such stock issuances, we valued the stock at the market price at the close of the day of issuance.  All related expense was recorded the same day.

Interest expense increased to $2,630,082 in 2009, from $669,528 in 2008, due to amortization of $1,146,383 in 2009 versus $482,158 in 2008 of the discount on our 5% convertible note payable related the beneficial conversion feature and warrants issued in connection with the convertible notes payable, and the expense for re-pricing and conversion of warrants totaling $1,306,168 in 2009.

Net loss available to common stockholders decreased 35% to $6,509,017 in 2009, as compared to a net loss available to common stockholders of $10,064,948 in 2008, while net loss decreased 15% to $6,509,017 in 2009, as compared to a net loss of $7,691,878 in 2008.  The decrease in net loss available to common stockholders for 2009 was due to the recording of a non-cash dividend of $2,373,000 for dividend on the 7% Series A Convertible Preferred Stock subscription agreement in 2008.  Basic and diluted loss per common share was $0.13 in 2009, compared to $0.23 in 2008.

Liquidity and Capital Resources.

2010 compared to 2009

Current assets at December 31, 2010 included $769,099 in cash and accounts receivable, a decrease of $532,633, or 41%, from our cash and accounts receivable of $1,301,732 at December 31, 2009.  The decrease is due to the use of working capital in operations during 2010.

During fiscal 2010, our operating activities used net cash of $2,423,158, as compared to $2,712,981 in net cash used by operating activities during 2009.

In 2010, depreciation and amortization expense was $209,233, which was down from $342,733 in 2009.  This decrease was attributed to purchase of Developer Apps during 2009 and the related amortization of these intangibles through 2010.

Net cash used in investing activities increased to $42,530 in 2010, versus $13,886 in 2009.  During 2010, the Company purchase $42,530 of equipment, versus 2009, where the Company paid $13,886 for equipment.

In 2010, net cash provided by financing activities increased to $1,975,000, from $1,754,400 in 2009.  Cash of $1,975,000 was provided by the issuance of common stock in 2010, less the payment of offering costs of $25,000; in 2009, there was cash provided by the issuance of common stock of $1,754,400, less the payment of offer costs of $45,600.

At December 31, 2010, the Company had negative working capital of $1,315,558, as compared to negative working capital of $1,254,633 at December 31, 2009.  This decrease in working capital is due to use of cash for operating activities.

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

Contractual Obligations

          Not applicable to smaller reporting companies.

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

Item 8.  Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2010.

Date:	3/16/11	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/16/11	By:	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Pittsburgh, Pennsylvania

March 16, 2011

Gregory & Associates, LLC [Letterhead]

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

Pittsburgh, Pennsylvania 15213

We have audited the accompanying consolidated balance sheets of Wizzard Software Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting for the years ended December 31, 2010 and 2009.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting for the years ended December 31, 2010 and 2009.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Wizzard Software Corporation and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with generally accepted accounting principles in the United States of America.

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

/s/Gregory & Associates, LLC

March 30, 2011

Salt Lake City, Utah

104000 - Statement - WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31, 2010		December 31, 2009
Wizzard Statement of Financial Position
CURRENT ASSETS:
Cash	267,206		757,894
Accounts receivable	501,893	[1]	543,838	[1]
Prepaid expenses	43,713		32,103
Total current assets	812,812		1,333,835

PROPERTY AND EQUIPMENT, net	78,933		129,249
GOODWILL	20,459,669		20,459,669
DEFINITE LIFE INTANGIBLE ASSETS, net	0		78,387
OTHER ASSETS	3,582		3,582
Total assets	21,354,996		22,004,722

CURRENT LIABILITIES:
Accounts payable	681,698		578,742
Accrued expenses	298,268		176,530
Notes payable - current portion	1,000,000		1,000,000
Convertible Debt	159,671	[2]	831,679	[3]
Deferred revenue	7,883		1,517
Total current liabilities	2,147,520		2,588,468
NOTES PAYABLE, less current portion	0		0
Total liabilities	2,147,520		2,588,468

STOCKHOLDERS' EQUITY
Preferred stock	4	[4]	4	[5]
Common stock	69,873	[6]	56,465	[7]
Additional paid-in capital	79,414,119		75,525,846
Accumulated deficit	(60,276,520)		(56,166,061)
Total stockholders' equity	19,207,476		19,416,254
Total liabilities and stockholders' equity	21,354,996		22,004,722

[1] net of $34,200 allowance

[2] net of discount of $5,329

[3] net of discount of $154,420

[4] $.001 par value, 10,000,000 shares authorized, 4,000 Series A cumulative, convertible, contingently redeemable shares issued and outstanding with liquidation preferences.

[5] $.001 par value, 10,000,000 shares authorized, 4,182 Series A cumulative, convertible, contingently redeemable shares issued and outstanding with liquidation preferences.

[6] $.001 par value, 100,000,000 shares authorized, 69,873,112 shares issued and outstanding, respectively

[7] $.001 par value, 100,000,000 shares authorized, 56,465,322 shares issued and outstanding, respectively

See accompanying notes to these unaudited consolidated financial statements.

124000 - Statement - WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2010	December 31, 2009	December 31, 2008
Wizzard Statement of Operations
REVENUE
Software	800,088	806,163	783,513
Healthcare	3,099,092	2,904,782	3,932,505
Media Services	1,640,942	1,482,745	1,392,122
Total Revenue	5,540,122	5,193,690	6,108,140
COST OF GOODS SOLD
Software cost of goods sold	328,943	315,027	351,981
Healthcare cost of goods sold	2,089,811	1,979,983	2,708,337
Media Services cost of goods sold	1,112,349	1,058,421	1,086,604
Total Cost of Goods Sold	3,531,103	3,353,431	4,146,922
Gross Profit	2,009,019	1,840,259	1,961,218
OPERATING EXPENSES
Selling expenses	478,801	592,064	1,121,139
General and administrative	1,299,982	1,413,825	1,687,986
Salaries, wages and related expenses	1,987,649	2,092,880	2,874,713
Consulting fees	727,845	1,230,922	2,472,232
Research and development	320,600	310,341	66,825
Impairment of goodwill	0	84,512	555,567
Total Operating Expenses	4,814,877	5,724,544	8,778,462
LOSS FROM OPERATIONS	(2,805,858)	(3,884,285)	(6,817,244)

OTHER INCOME (EXPENSE):
Loss on disposal of assets	0	0	(7,207)
Extension of notes payable	(385,636)	0	(263,483)
Extension and re-pricing of warrants	0	(1,306,254)	0
Interest income	1,727	2,242	60,918
Interest expense	(757,006)	(1,323,828)	(669,526)
Other income (expense)	(163,686)	3,108	4,664
Total Other Income (Expense)	(1,304,601)	(2,624,732)	(874,634)
LOSS BEFORE INCOME TAXES	(4,110,459)	(6,509,017)	(7,691,878)
CURRENT INCOME TAX EXPENSE	0	0	0
DEFERRED INCOME TAX EXPENSE	0	0	0
NET LOSS	(4,110,459)	(6,509,017)	(7,691,878)

DIVIDEND
Preferred dividend	0	0	(2,373,070)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(4,110,459)	(6,509,017)	(10,064,948)
BASIC LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	(0.06)	(0.13)	(0.23)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	64,644,393	50,024,587	44,625,216
DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	(0.06)	(0.13)	(0.23)
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	64,644,393	50,024,587	44,625,216

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31 2010, 2009 AND 2008

					Additional
	Common Stock		Preferred Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance at December 31, 2007	43,304,034	$43,304	6,147	$6	$64,668,006	$(41,965,166)

Stock issued for consulting services	350,907	351	-	-	807,637	-

Stock issued upon exercise of options for services	126,500	127	-	-	246,163	-

Stock issued for PNPP Milestone	58,830	59	-	-	127,602	-

Stock issued upon conversion of notes payable and accrued interest	504,895	505	-	-	905,465	-

Stock issued for Webmayhem Inc. Milestone	713,150	713	-	-	1,546,823	-

Warrants issued for extension of note payable	-	-	-	-	263,483	-

Acquisition of iClipx	220,000	220	-	-	653,180	-

Stock issued for Switchpod Milestone	100,000	100	-	-	97,900	-

Stock issued upon conversion of Series A Preferred into Common Stock	82,216	82	(115)	-	(82)	-

Dividend on Series A Preferred Stock	253,449	253	-	-	(213,158)	-

Compensation for vested stock options	-	-	-	-	470,878	-

Beneficial conversion feature on notes payable					420,885

Net loss for the year ended December 31, 2008						(7,691,878)

Balance at December 31, 2008	45,713,981	$45,714	6,032	$6	$69,994,782	$(49,657,044)

Stock issued for consulting services	175,000	175	-	-	127,325	-

Stock issued upon exercise of options for services	1,038,166	1,038	-	-	490,554	-

Stock issued upon conversion of notes payable and accrued interest	1,162,291	1,162	-	-	505,072	-

Stock issued upon conversion of Series A Preferred Stock	1,850,000	1,850	(1,850)	(2)	(1,848)	-

Stock Issued upon conversion of warrants	1,704,884	1,705	-	-	1,011,762	-

Issuance of Common Stock	4,200,000	4,200			1,750,200	-

Acquisition of Developer Apps	621,000	621	-	-	366,399	-

Compensation for notes payable which were re-priced and terms extended	-	-	-	-	950,527	-

Compensation for warrants which were re-priced and terms extended	-	-	-	-	292,702	-

Compensation for vested stock options	-	-	-	-	38,371	-

Net Loss for the year ended December 31, 2009	-	-	-	-	-	(6,509,017)

Balance at December 31, 2009	56,465,322	$56,465	4,182	$4	$75,525,846	$(56,166,061)

		28
The accompanying notes are an integral part of these financial statements.

Stock issued for consulting services	421,104	421	-	-	103,135	-

Stock issued upon conversion of notes payable and accrued interest	3,426,686	3,427	-	-	886,412	-

Stock issued upon conversion of Series A Preferred Stock	455,000	455	(182)	-	(455)	-

Stock Issued upon conversion of warrants	50,000	50	-	-	17,950	-

Issuance of Common Stock for cash	8,000,000	8,000	-	-	1,967,000	-

Acquisition of Developer Apps	110,000	110	-	-	37,890	-

Compensation for re-pricing and terms extended	945,000	945	-	-	824,177	-

Compensation for vested stock options	-	-	-	-	52,164	-

Net Loss for the year ended December 31, 2010	-	-	-	-	-	(4,110,459)

Balance at December 31, 2010	69,873,112	$69,873	4,000	$4	$79,414,119	$(60,276,520)

The accompanying notes are an integral part of these financial statements.

152200 – Statement - WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2010	December 31, 2009	December 31, 2008
Wizzard Statement of Cash Flows
Cash Flows from Operating Activities
Net loss	(4,110,459)	(6,509,017)	(7,691,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	344,294	1,146,383	552,767
Cashless exercise of warrants	262,284	1,306,168	0
Compensation for extension of notes payable	385,636	0	263,483
Stock for non cash expenses	103,555	619,092	1,054,278
Non-cash compensation - options issued	52,164	38,371	470,878
Impairment of goodwill	0	84,512	555,567
Loss on disposal of assets	0	0	7,207
Non-cash interest expense on notes payable	68,739	72,325	161,513
Depreciation and amortization expense	209,233	342,733	262,665
Change in allowance for bad debt	0	0	16,638
Change in assets and liabilities:
Increase (Decrease) Accounts receivable	41,945	221,081	92,501
Increase (Decrease) Prepaid expenses	(11,610)	6,538	(13,322)
(Increase) Decrease Accounts payable	102,956	148,572	(237,965)
(Increase) Decrease Accrued expense	121,739	(144,313)	(43,664)
(Increase) Decrease Deferred revenue	6,366	(45,426)	(6,096)
Net Cash Used in Operating Activities	(2,423,158)	(2,712,981)	(4,555,428)

Cash Flows from Investing Activities:
Purchase of property & equipment	(42,530)	(13,886)	(184,928)
Acquisition of iClipx	0	0	(12,500)
Acquisition of operations of PNPP	0	0	(6,264)
Net Cash Used in Investing Activities	(42,530)	(13,886)	(203,692)

Cash Flows from Financing Activities:
Issuance of common stock	1,975,000	1,754,400	0
Issuance of Notes Payable	0	0	1,000,000
Dividend on Series A Preferred Stock	0	0	(422,074)
Payments on capital lease	0	0	(26,726)
Payments on notes payable	0	0	(97,928)
Net Cash Provided by (Used in) Financing Activities	1,975,000	1,754,400	453,272

Net Increase (Decrease) in Cash	(490,688)	(972,467)	(4,305,848)
Cash at Beginning of Period	757,894	1,730,361	6,036,209
Cash at End of Period	267,206	757,894	1,730,361
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	112,023	110,656	21,203
Income taxes	0	0	0

(Continued)

The accompanying notes are an integral part of these financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:	For the Years Ended December 31,
	2010	2009	2008
Compensation for re-pricing and extension of warrants	262,284	1,306,168	-
Value of stock issued upon exercise of options for services	103,555	491,592	246,290
Value of stock issued to consultants	-	127,500	807,988
Amortization of discount on notes payable	344,294	1,146,383	552,767
Compensation upon vesting of stock options granted	52,164	38,371	470,878
Value of stock issued upon conversion of notes payable and related accrued interest	889,839	506,235	749,702
Value of stock issued for acquisition of Webmayhem Inc.	-	-	1,547,535
Value of stock issued for acquisition of the operations of PNPP	-	-	127,661
Value of stock issued for acquisition of the operations of iClipx	-	-	653,400
Value of stock issued for acquisition of the operations of Switchpod	-	-	98,000
Value of stock issued for acquisition Developer Apps	38,000	367,020	-
Value of warrants issued for extension of notes payable	385,636	-	263,483

During 2010, the company issued 455,000 common shares upon conversion of 182 shares of Series A Preferred Stock.

On April 8, 2010, the Company changed the conversion price of the 5% Convertible Notes Payable from $0.40 per share to $0.25 per share.  This resulted in the recording of a beneficial conversion feature valued at $195,202

On April 8, 2010, the Company closed a Subscription Agreement by which five institutional investors purchased 8,000,000 shares of Common Stock, par value $.001 and 5,000,000 warrants, for a total amount of $1,975,000, net of fees of $25,000.

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

Reclassification – The financial statements for the period ended prior to December 31, 2010 have been reclassified to conform to the headings and classifications used in the December 31, 2010 financial statements.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2010 and 2009, the Company has an allowance for doubtful accounts of $34,200 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2010, 2009 and 2008, the Company adjusted the allowance for bad debt by $0, $0 and $16,638, respectively.

Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

Leases - The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) Topic 840, Accounting for Leases.  Leases that meet one or more of the capital lease criteria of standard are recorded as a capital lease, all other leases are operating leases.

Goodwill and Definite-life intangible assets - The Company accounts for Goodwill and definite-life intangible assets in accordance with provisions of Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles--Goodwill and Other.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350.  Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment.  Topic 350 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with Topic 360, criteria for recognition of an impairment of Long-Lived Assets.

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

Loss Per Share - The Company computes loss per share in accordance with FASB ASC Topic 260, Earnings Per Share, which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 11).

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740,Accounting for Income Taxes.  This topic requires an asset and liability approach for accounting for income taxes (see Note 9).

Advertising Costs - Advertising costs are expensed as incurred and amounted to $293,546, $162,518 and $195,655 for the period ending December 31, 2010, 2009 and 2008, respectively.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Software - The Company sells packaged and custom software products and related voice recognition product development consulting.  Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  For packaged software products the Company offers a 30 day right of return.  Provisions are recorded for returns, concessions, and bad debts and at December 31, 2010 and 2009 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided. Such items are included in net revenues and amounted to $0, $500 and $24,312 at December 31, 2010, 2009 and 2008, respectively.

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

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs, which totals $320,600, $310,340 and $66,825 for the twelve months ended December 31, 2010, 2009 and 2008, respectively.

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 8.  During the periods presented in the accompanying financial statements, the Company has granted options under its 2007, 2008 and 2009 defined stock option plans. The Company accounts for options in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 718, Compensation – Stock Compensation.   Non-cash compensation cost of $52,164 and $38,371 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the twelve months ended December 31, 2010 and 2009, respectively.  Non-cash compensation cost of $103,555, $127,500 and $246,290 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the twelve months ended December 31, 2010, 2009 and 2008.

 Recently Enacted Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06).  ASU 2010-06 amends Subtopic 820-10 to require disclosure of the transfers in and out of Levels 1 and 2.  The Company adopted ASU 2010-06 and its application had no impact on the Company’s consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13).  ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit.  Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service.  This hierarchy provides more options for establishing selling price than existing guidance.  ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal periods beginning on or after June 15, 2010.  The Company adopted ASU 2009-13 and its application had no impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  The Company has not yet determined the impact on its consolidated financial statements.

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

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	December 31, 2010	December 31, 2009

Furniture, fixtures and equipment	2-10 yrs	$431,288	$390,442
Software	2-5 yrs	11,964	11,964
		443,252	402,406
Less: Accumulated depreciation		(364,319)	(273,157)
Property & equipment, net		$78,933	$129,249

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $92,846, $96,012 and $75,850, respectively. Certain equipment is held as collateral on notes payable.

Amortization expense for the year ended December 31, 2010, 2009, and 2008 was $0, $0 and $15,982, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - GOODWILL / DEFINITE-LIFE INTANGIBLES ASSETS

Intangible Assets - Definite-life intangible assets consist of distribution rights to i-phone applications, website development cost, patents, and trademarks.  The Company classifies its intangible assets as definite-life intangible assets.

During, 2010, the Company recorded $38,000 of intangible assets for the distribution rights for i-phone applications through the issuance of 110,000 shares of restricted common stock. These assets are being amortized on a straight-line basis over its estimated useful life.

Definite life intangible assets consist of:

	For the Years Ended December 31,
	2010	2009

Intangible Asset at beginning of period	$78,387	$37,500

Purchases	110,000	372,120
Amortization	(188,387)	(246,721)
Impairment	-	(84,512)
Intangible Asset at end of period	$-	$78,387

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

Goodwill - The following is a summary of goodwill:

	For the Years Ended December 31,
	2010	2009

Goodwill at beginning of period	$20,459,669	$20,459,669
Impairment	-	-
Goodwill at end of period	$20,459,669	$20,459,669

Goodwill consists of:

December 31,
2010
Interim Healthcare of Wyoming – Casper	$945,795
Interim Healthcare of Wyoming - Billings	974,691
Webmayhem Inc.	18,539,183
Total Goodwill	$20,459,669

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - GOODWILL / DEFINITE-LIFE INTANGIBLES ASSETS – Continued

Impairment - The result of the annual impairment test for Interim Healthcare of Wyoming Inc. indicated that the carrying value of goodwill in 2010 did not exceed their implied fair value, and an impairment charge was not recorded in the consolidated statement of operations.

Also, the Company completed an analysis of the fair value of the business as it relates to the goodwill associated with the acquisition of Webmayhem Inc.  The analysis of the business enterprises’ fair value was performed as of October 1, 2010. Based on the results of the application of the Fair Market Value, no impairment of goodwill was recorded on the goodwill recorded in connection with the acquisition of Webmayhem Inc. When making these estimates, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from those estimated.

NOTE 5 - NOTES PAYABLE / CONVERTIBLE NOTE PAYABLE

Note Payable - On December 2, 2008, the Company closed a Subscription Agreement by which three institutional investors purchased 11% promissory notes payable having a total principal amount of $1,000,000, maturing April 1, 2011.  The holders of the notes were granted a security interest in the assets of the Company and its subsidiary, Interim Healthcare of Wyoming Inc, including ownership of the Subsidiary and the assets of the Subsidiary.  The notes and related interest were subsequently repaid, See Note 16.

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

On April 7, 2010, the Company changed the conversion price of the 5% Convertible Notes Payable from $0.40 per share to $0.250 per share.  As the conversion price for the note was at the fair value of the common stock on the date of the change, the Company recorded a $195,202 discount on the note for beneficial conversion feature of the note.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE / CONVERTIBLE NOTE PAYABLE – Continued

As of December 31, 2010 and 2009, the Company owed $159,674 and $986,099 net of remaining discounts of $5,329 and $154,420, respectfully, on the convertible notes payable.  As of December 31, 2010, the notes are convertible into common shares at $.25 per share and mature April 1, 2011. During 2010, 2009 and 2008, the Company recorded interest expense of $38,334, $1,146,383 and $552,767 resulting from the amortization of the discounts recorded against the notes.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of December 31, 2010 and 2009, the Company had 4,000 and 4,182 Series A Preferred shares issued and outstanding, respectively.

On December 2, 2008, the Company amended the Series A Preferred Stock effectively reducing the conversion price to common stock from $2.05 per share to $1.00 per share, and eliminating future cumulative dividends.   A liquidating dividend of $1,981,286 was recorded upon amendment of the Series A Preferred shares and reflected in the December 31, 2008 Consolidated Statement of Operations.

As of December 31, 2010, the Series A Preferred shares have no voting rights, with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Preferred shares and any damages are convertible into common shares at $0.80 per common shares.  Subsequent to year end as a condition to a stock subscription agreement all of the holders of the Company’s Series A 7% Convertible Preferred Stock (the “Preferred Stock”) will convert all of their Preferred Stock into shares of Common Stock at a conversion ratio of $0.533333 and agree to a 6 month lock-up on such conversion shares See Note 16.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $0.001 par value. As of December 31, 2010 and 2009, 69,873,112 and 56,465,322 shares were issued and outstanding, respectively.

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

On June 18, 2010, the Company issued 50,000 common shares in payment of a $12,500 note payable.

On June 24, 2010, the Company issued 150,000 common shares in payment of a $30,060 note payable.

On April 1, 2011, the Company recorded $195,202 and $52,486 for the extension of a note payable to 4/1/2011 and issuance of warrants.

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

On November 15, 2010, the Company issued 300,000 common shares in payment of a $75,000 note payable.

On November 16, 2010, the Company issue 345,000 shares of restricted Common Stock for the extension of maturity date of notes payable.

On November 23, 2010, the Company issued 250,000 common shares in payment of a $62,500 note payable.

On November 24, 2010, the Company issued 92,260 common shares upon the exercise of options valued at $15,000 to consultants and employees for services rendered.

On November 29, 2010, the Company issued 88,000 common shares upon the exercise of options valued at $24,640 to consultants and employees for services rendered.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK – continued

On December 1, 2010, the Company issued 250,000 common shares in payment of a $62,500 note payable.

On December 21, 2010, the Company issued 400,000 common shares in payment of a $100,000 note payable.

During 2010, the company recorded $52,164 of non-cash compensation expense related to the vesting of certain stock options.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company entered into an agreement with Sempire Marketing whereby Sempire provided marketing services to clients of Wizzard Software Corporation.  Also, Survival Spanish, an Education podcaster ran advertising campaigns on their shows during 2010.  Sempire Marketing and Survival Spanish is owned by David Spencer.  David Spencer is a sibling of the CEO of the Company.  During 2010 and 2009, payments were made to Mr. Spencer totaling $1,006 and $786, respectively.

NOTE 8 - STOCK OPTIONS & WARRANTS

2009 Stock Option Plan - During 2009, the Board of Directors adopted a Stock Option Plan ("2009 Plan").  Under the terms and conditions of the 2009 Plan, the Board is empowered to grant stock options to employees and officers of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2009 Plan may not exceed 2,000,000.  At December 31, 2010, 655,012 options were available to be granted under the 2009 Plan.  During the twelve months ended December 31, 2010 and 2009, the Company granted 596,988 and 1,200,000 options under the plan.

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a 2008 Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 400,000.  At December 31, 2010, 26,334 options were available to be granted under the 2008 Key Employee Plan.  During the twelve months ended December 31, 2010 and 2009, the Company granted  0 and 294,666 under the plan.

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan").  Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Plan may not exceed 200,000.  At December 31, 2010, 12,884 options were available to be granted under the 2008 Plan.  During the twelve months ended December 31, 2010 and 2009, the Company granted 4,616 and 17,500 options under the plan.

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan").  Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000.  At December 31, 2010, 43,245 options were available to be granted under the 2007 Plan.  During the year ended December 31, 2010 and 2009, the Company granted 0 and 10,000 options under the plan.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS & WARRANTS – continued

The fair value of option grants during the years ended December 31, 2010 and 2009 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Dividend yield	0%	0%
Expected life	3 yrs	3 yrs
Expected volatility	87.8%	84.7%
Risk-free interest rate	1.4%	1.6%

A summary of the status of options granted at December 31, 2010, and changes during the period then ended are as follows:

	For the Year Ended December 31, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	606,500	$1.95	5.1 years	$-
Granted	601,604	0.35	2.1 years	-
Exercised	(421,104)	-	-	-
Forfeited	(43,000)	0.50	-	-
Expired	(40,000)	2.67	-	-
Outstanding at end of period	704,000	1.36	3.6 years	-
Vested and expected to vest in the future	704,000	1.36	3.6 years	-
Exercisable at end of period	535,500	1.67	4.1 years	-
Weighted average fair value of options granted	704,000	$1.36	3.6 years	$-

The Company had 34,000 non-vested options at the beginning of 2010 with a weighted average price of $.51 per share.  At December 31, 2010, the Company had 168,500 non-vested options at the weighted average price of $0.35.

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $0, $0 and $0 respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2010, 2009 and 2008 (for outstanding options), less the applicable exercise price.

During 2010, 2009 and 2008, the company recorded $52,164, $38,371 and $470,878 of non-cash compensation expense related to the vested stock options issued to employees.

December 31, 2010, 2009 and 2008 the company recorded non-cash compensation cost of $103,555, $491,592 and $246,290 for vested and exercised options issued to employees and consultants.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS – continued

A summary of the status of the warrants granted is presented below for the twelve months ended:

	December 31, 2010		December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,118,134	$1.74	3,336,351	$2.62
Granted	5,500,000	0.36	-	-
Exercised	(609,756)	-	(1,704,884)	-
Forfeited	-	-	-	-
Expired	(318,750)	0.25	(513,333)	2.27
Outstanding at end of period	5,689,628	$0.36	1,118,134	$1.74

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

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2010 and 2009, the total of all deferred tax assets was $16,307,193 and $16,070,886, respectively, and the total of the deferred tax liabilities was $1,509,212 and $1,515,719, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $14,797,981 and $14,555,167 for the years ended December 31, 2010 and 2009.  The change in the valuation allowance for the year ended December 31, 2010 and 2009 was $242,814 and $1,453,082, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES – continued

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2010, 2009 and 2008 consist of the following:

	For the Years Ended December 31,
	2010	2009		2008
Current tax expense:			$
Federal	$-	-		-
State	-	-		-
Current tax expense	-	-		-

Deferred tax expense (benefit):
Allowance for doubtful accounts	(2,202)	-		(5,657)
Bonus accrual	32,929	(13,804)		(18,438)
Commission accrual	22,009	(1,817)		(8,567)
Vacation accrual	23,767	(6,869)		(6,869)
Goodwill – impaired	-	(32,326)		(212,507)
Non-cash compensation – options	425,257	(14,677)		(180,113)
Stock compensation	-	75,449		-
Goodwill – tax amortization	1,005,081	486,811		548,316
Net operating loss carryforward	(1,776,509)	(1,945,849)		(2,720,562)
Valuation allowance	269,668	1,453,082		2,604,397
	-	-		-
Income tax expense	$-	$-		$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows:

	December 31,
	2010	2009	2008
Current deferred tax assets:
Computed tax at the expected statutory rate	$(1,397,556)	$(2,209,820)	$(2,615,239)
State and local income taxes, net of federal	(178,229)	(276,940)	(339,540)
Non-deductible compensation for modification of warrants	104,479	499,614	100,783
Amortization of discount on convertible notes payable for the beneficial conversion feature, and warrants	137,147	438,496	211,436
Other non-deductible expenses	638,408	95,568	38,163
Non-cash compensation – options	426,083	-	-
Change in valuation allowance	269,668	1,453,082	2,604,397
Income tax expense	$-	$-	$-

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES – continued

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at December 31, 2010 and 2009:

	December 31,
	2010	2009
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$13,830	$11,628
Bonus accrual	24,118	57,047
Commission accrual	-	22,009
Vacation accrual	9,294	33,061
Valuation allowance	(47,242)	(123,745)
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):
Non-cash compensation – options	-	425,257
Stock compensation	-	-
Excess of goodwill/intangible assets amortization for tax over book	(1,509,212)	(504,131)
Net operating loss carryforward	16,286,805	14,510,296
Valuation allowance	(14,777,593)	(14,431,422)
Total long-term deferred tax assets (liabilities)	-	-
	$-	$-

The Company has available at December 31, 2010 operating loss carryforwards of approximately $42,000,000 which may be applied against future taxable income and which expires in various years through 2030.

We file U.S. federal, U.S. states return, and we are generally no longer subject to tax examinations for years prior to 2006 for U.S. federal and U.S. states tax returns.

NOTE 10 - LEASES

Operating Lease - The Company leases office space, in Pittsburgh, Pennsylvania, on a month to month basis for of $4,381 a month. The Company leases additional office space in Casper, Wyoming for $4,750 a month through June 2011.  The Company further leases space in Billings, Montana for of $1,406 a month through February 2014.

Lease expense charged to operations was $127,862, $145,728 and $173,978 for the years ended December 31, 2010, 2009 and 2008, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the years ended December 31:

	2010	2009	2008
Loss from continuing operations available to common stockholders (numerator)	$(4,110,459)	$(6,509,017)	$(7,691,878)
Preferred dividends paid, warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature analogous to a dividend	-	-	(2,373,070)
Loss available to common stockholders (numerator)	(4,110,459)	(6,509,017)	(10,064,948)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	64,644,393	50,024,587	44,625,216

At December 31, 2010, the Company had 704,000 options to purchase common stock of the Company at $0.35 to $2.89 per share, and 5,689,628 warrants outstanding to purchase common stock of the Company at $0.25 to $0.50 per share and a convertible note payable wherein the holder could convert the note into a minimum of 660,000 shares of common stock and 4,000 shares of Series A Preferred convertible into common stock at $0.80 per share wherein the holder could convert the shares into a minimum of 5,000,000 shares of common stock; which were not included in the loss per share computation because their effect would be anti-dilutive.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONCENTRATION OF REVENUES

During the years ended December 31, 2010, 2009 and 2008, 12%, 11% and 10%, respectively, of the Company's revenue was derived from the sale of AT&T's OEM Natural Voices desktop products.

NOTE 13 - COMMITMENTS & CONTINGENCIES

The Company is from time to time involved in routine legal and administrative proceedings and claims of various types.  While any proceedings or claim contains an element of uncertainty, Management does not expect a material impact on our results of operations or financial position.

Agreements - In connection with the agreement with AT&T to sell AT&T's OEM Natural Voices desktop product licenses, the Company is required to make minimum purchases of $125,000 per each six month period beginning July 2007 through September 2013.  In connection with the agreement with IBM to sell IBM's OEM ViaVoice desktop products licenses, the Company is required to make minimum purchases of $12,500 per quarter beginning July 2010 through June 2011.

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

The following is a summary of the Company's operations by segment for the years ended December 31, 2010, 2009 and 2008 (in 000”s):

	2010				2009				2008
	Soft-ware	Media	Health care	Total	Soft-ware	Media	Health care	Total	Soft-ware	Media	Health care	Total
Net revenues	$800	$1,641	$3,099	$5,540	$806	$1,483	$2,905	$5,194	$784	$1,392	$3,932	$6,108
Cost of sales	329	1,112	2,090	3,531	315	1,058	1,980	3,353	352	1,087	2,708	4,147
General and administrative	1,637	797	854	3,288	1,558	1,124	825	3,507	2,126	1,632	805	4,563
Consulting	698	18	12	728	1,185	22	24	1,231	1,818	582	72	2,472
Selling	310	107	61	478	168	362	62	592	161	912	48	1,121
Research and development	-	321	-	321	-	310	-	310	51	16	-	67
Compensation for re-pricing/extension of warrants	479	-	-	479	1,306	-	-	1,306	263	-	-	263
Impairment of goodwill	-	-	-	-	-	85	-	85	-	556	-	556
Other income (expense)	3	(167)	2	(162)	3	-	2	5	55	3	8	66
Interest expense	662	-	1	663	1,324	-	-	1,324	660	-	10	670
Loss on disposal of assets	-	-	-	-	-	-	-	-	1	6	-	7
Net income (loss)	$(3,312)	$(881)	$83	$(4,110)	$(5,047)	$(1,478)	$16	$(6,509)	$(4,593)	$(3,396)	$297	$(7,692)

Total assets	1,241	18,627	1,487	21,355	1,852	18,539	1,614	22,005	2,406	18,729	2,111	23,246
Depreciation expense	17	66	9	92	42	41	13	96	41	25	26	92

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table set forth unaudited financial information on a quarterly basis for each of the last two years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2010
Revenues	$1,300,610	$1,318,989	$1,472,121	$1,448,402	$5,540,122
Gross profit	484,827	448,629	525,624	549,939	2,009,019
Operating loss	(695,439)	(800,420)	(678,867)	(631,132)	(2,805,858)
Net loss	(1,356,994)	(1,143,755)	(770,724)	(838,986)	(4,110,459)
Net loss available to common stockholders	(1,356,994)	(1,143,755)	(770,724)	(838,986)	(4,110,459)
Basic and diluted loss per share	(0.02)	(0.02)	(0.01)	(0.01)	(0.06)

2009
Revenues	$1,178,573	$1,160,919	$1,384,218	$1,469,980	$5,193,690
Gross profit	374,282	380,408	531,671	553,898	1,840,259
Operating loss	(1,130,353)	(967,282)	(815,855)	(970,795)	(3,884,285)
Net loss	(1,317,753)	(2,193,552)	(1,508,249)	(1,489,463)	(6,509,017)
Net loss available to common stockholders	(1,317,753)	(2,193,552)	(1,508,249)	(1,489,463)	(6,509,017)
Basic and diluted loss per share	(0.03)	(0.05)	(0.03)	(0.02)	(0.13)

NOTE 16 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date and time this annual report on Form 10-K was filed:

On January 7, 2011, the Company issued 400,000 common shares in payment of $100,000 of a note payable.

On January 11, 2011, the Company issued 299,768 common shares in payment of $65,000 of a note payable and $9,972 of accrued interest.

On January 19, 2011, the company issue 250,000 unregistered and restricted shares of common stock as part of the settlement with GHS Entertainment.

On January 20, 2011, the company issued 5,000,000 shares upon notice of exercise of warrants by five institutional investors, and the company received $1.1 million in cash.

On January 21, 2011, the Company closed a Subscription Agreement by which six institutional investors purchased 14,000,000 shares of Common Stock, par value $.001, and 5,283,187 warrants to purchase common stock at $0.43 per share, for a total amount of $2,823,600, net of fees of $256,400. As a condition to the Subscription agreement, all of the holders of the Company’s Series A 7% Convertible Preferred Stock will convert all of their Preferred Stock into shares of Common Stock at a conversion ratio of $0.533333 and agree to a 6 month lock-up on such conversion shares.  On January 18, 2011, all of the holders of the Preferred Stock executed Waiver Agreements and Lock-Up Agreements incorporating these terms.

On January 25, the company made payments to three holders of notes payable totaling $1.1 million in Principal.

On January 31, 2011, the Company issued 31,769 common shares upon the exercise of options valued at $8,000 to consultants and employees for services rendered.

On March 1, 2011, the Company executed a Securities Purchase Agreement to purchased 30 million shares of Reach Messaging Holdings, Inc. Common Stock, par value $.001 for $150,000 and penny warrants to purchase an additional 30 million shares of common stock at $0.01 per share.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2010, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2010 at the above-described reasonable assurance level.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that exempt from this requirement issuers that are neither accelerated filers nor large accelerated filers..

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010, was effective.

Item 9B. Other Information

     None; not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

•	the names of our current directors and executive officers,

•	their ages as of June 15, 2011, which is the record date for our 2011 annual meeting of stockholders; and

•	the capacities in which they currently serve Wizzard :

Name	Age	Position(s)	Served in Position Since
Christopher J. Spencer	42	Chief Executive Officer and Chairman of the Board	2001
John Busshaus	48	Chief Financial Officer	2007
David Mansueto	32	Director	2007
Denis Yevstifeyev	29	Director	2007
Douglas Polinsky	52	Director	2007
J. Gregory Smith	42	Director	2007

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

David Mansueto has served a director for Wizzard's since April of 2007.  Mr. Mansueto was a co-founder and executive officer of Liberated Syndication, since the founding of the business in 2004.  Mr. Mansueto handles creative planning and strategic decision making for Liberated Syndication.  From 2004 to 2007, Mr. Mansueto, with three other individuals, founded and ran Liberated Syndication, the largest podcast hosting business in the world.  From 2001 to 2004, Mr. Mansueto was engaged in the performance and digital arts, and produced many performance series in the Pittsburgh area including a regular public access talk show that featured local artists, entrepreneurs and politicians.  In 2000, Mr. Mansueto co-created Emayhem.com, one of the web's first user generated online communities. In 1996, Mr. Mansueto attended the University of Pittsburgh to study theatre, film and music.  Mr. Mansueto was awarded the top prize at the American College Theatre Festival for his sound design work on the premiere stage production of The Hudsucker Proxy.

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

There are no non-officer employees who are expected to make a significant contribution to the business.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2010 and on representations that no other reports were required, we believe that during the 2010 fiscal year all applicable Section 16(a) filing requirements were met.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Late Reports
10% Stockholders:
None

Directors:
Douglas Polinsky	102,000		0
J. Gregory Smith	0		0
Denis Yevstifeyev	0		0
David Mansueto	1,143,857		0

Executive Officers:
Christopher Spencer, Chief Executive Officer	3,049,934		0
John L. Busshaus	337,500	(3)	0
All directors and executive officers as a group (6 persons)	4,633,291		0
*	Less than 1%
(1)	The address of each director and officer is c/o Wizzard Software Corporation, 5001 Baum Blvd. Suite 770, Pittsburgh, Pennsylvania 15213.
(2)

The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from April 1, 2011, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of April 1, 2011.

(3)	Includes 337,500 stock options that are vested or will vest within 60 days of April 1, 2011.

CORPORATE GOVERNANCE

Code of Ethics

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

Item 11.  Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the compensation committee (i) was an officer or employee of the Company or a subsidiary of the Company during 2010, (ii) was formerly an officer of the Company or a subsidiary of the Company, or (iii) had any relationship required to be disclosed pursuant to Item 404 of Regulation S-K.

During fiscal 2010, none of the Company’s executive officers served as (i) a member of a compensation committee of another company, one of whose executive officers served on the Company’s compensation committee; (ii) a director of another company, one of whose executive officers served on the Company’s compensation committee; or (iii) a member of a compensation committee of another company, one of whose executive officers served as one of the Company’s directors.

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

Obtained Performance Milestones:

•	We construct our annual bonus opportunities to have appropriately aggressive targets that require significant achievement against performance milestones.

Aligned Interests:

•	Our base pay practices reduce fixed costs and emphasize performance-based incentive programs, which we believe are in the best interests of stockholders.

•	We base our annual bonus opportunities on performance milestones and value to the stockholder that focus executives on performance results that are of common interest to stockholders.

•	We award long-term equity incentive opportunities using stock options and restricted stock so that appreciating stock value is a significant factor in executive compensation.

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

Our performance for fiscal 2010 was at or above targeted levels, even in a year that was very challenging. Company-wide, total revenue for the year was $5.5 million, an increase of 7% from the previous year.  In April, 2010, the Company closed a subscription agreement whereby five institutional investors invested a total of $2.0 million in cash in exchange for 8,000,000 shares of common stock and 5,000,000 warrants.

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

In 2010, our named executives’ salaries ranged from $133,100 to $145,200. There were no changes in salaries for senior executives during 2009 or 2010.

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

In fiscal year 2010, there were no discretionary bonuses awarded to any executive officer.

Our Compensation Committee believes that we have executed on our compensation philosophy given the level of Company performance in fiscal 2010.

Long-Term Incentive Compensation.   In 2010, we offered a limited group of employees, including all named executives, stock options.

In fiscal 2011, we plan to execute a long-term incentive design that will utilize stock options. For senior management, including named executives, the primary emphasis will be on stock option awards. This results primarily in senior management focus on stock price performance, directly aligning the interests of executives with the interests of stockholders. It also puts a higher percentage of long-term compensation at risk as the design delivers less immediate value to executives.

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

Perquisites.    Eligible employees, including named executives, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care; life, accidental death and dismemberment and disability insurance; and vacation plans. The primary purpose of providing these plans and limited perquisites to senior executives is to attract and retain talented executives to manage the Company. With respect to non-insurance perquisites, we prefer to take a minimalist approach. For fiscal 2010, the Company did not have executive non-insurance perquisites.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Douglas Polinsky, Chairman

J. Gregory Smith

Denis Yevstifeyev

Summary Compensation Table

The following sets forth the compensation of Wizzard’s Chief Executive Officer during fiscal 2010, and the other persons who served as executive officers during fiscal 2010. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2010.

SUMMARY COMPENSATION TABLE – FISCAL 2010

Name and principal position	Salary ($)	Bonus ($)	Stock awards ($)		Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Christopher Spencer – Chief Executive Officer
2010	145,200	0	0		0	0	145,200
2009	145,200	0	0		0	0	145,200
2008	143,875	0	0		0	0	143,875
John Busshaus – Chief Financial Officer
20109	133,100	0	0		0	0	133,100
2009	133,100	0	0		0	0	133,100
2008	131,115	0	293,750	(1)	0	0	424,865

(1)

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

 Restricted Stock Awards

There were no issuances of restricted stock award during fiscal 2010 to any named executive.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
John L. Busshaus	137,500	0	0	1.59	5/22/2016	0	0	0	0
John L. Busshaus	200,000	0	0	2.20	5/16/2017	0	0	0	0

Grants of Plan-Based Awards for 2010

There were no plan-based equity awards made to our executive officers during fiscal 2010

 Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2010 option exercises and restricted stock that vested during fiscal 2010 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2009

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Christopher Spencer	0	0	0	0
John L. Busshaus	0	0	0	0

Pension Benefits

The Company does not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

The Company does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments

As of December 31, 2010, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2010, we had seven stock option plans, which were not approved by stockholders. A total of 1,937,500 shares of common stock have been reserved for ultimate issuance under the plans. Four of the plans have expired and awards can no longer be granted under those plans. As of December 31, 2010, options for approximately 56,129 shares of common stock could be granted under the remaining plans.

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

2007 Stock Option Plan.    A total of 200,000 shares of common stock are reserved for issuance under the 2007 Stock Option Plan. The 2007 Plan has not expired and awards up to 43,245 can be granted under the 2007 Plan. The 2007 Plan provided for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

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

2008 Stock Option Plan.    A total of 200,000 shares of common stock are reserved for issuance under the 2008 Stock Option Plan. The 2008 Plan has not expired and awards up to 12,884 can be granted under the 2008 Plan. The 2008 Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2008 Key Employee Stock Option Plan.    A total of 400,000 shares of common stock are reserved for issuance under the 2008 Key Employee Stock Option Plan. The 2008 Key Employee Plan has not expired and awards up to 26,334 can be granted under the 2008 Key Employee Plan.  The 2008 Key Employee Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2009 Stock Option Plan.    A total of 2,000,000 shares of common stock are reserved for issuance under the 2009 Stock Option Plan. The 2009 Plan has not expired and awards up to 655,012 can be granted under the 2009 Plan. The 2009 Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2010 Stock Option Plan.    A total of 2,000,000 shares of common stock are reserved for issuance under the 2010 Stock Option Plan. The 2010 Plan has not expired and awards up to 2,000,000 can be granted under the 2010 Plan. The 2010 Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2010, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements. As described above, we have seven stock option plans under which options have been granted.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	281,500	$0.40	2,681,346
Plans not approved by stockholders	422,500	2.00	56,129

Total	704,000	$1.36	2,737,475

DIRECTOR COMPENSATION

In 2010, we paid our non-employee directors a cash retainer and granted stock options. In 2011, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board. Salaried executives who serve as directors are not paid for their services as directors and accordingly, Christopher Spencer is not included in the director compensation table below.

The following table sets forth the compensation we paid our non-employee directors in 2010. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2010.

DIRECTOR COMPENSATION TABLE – FISCAL 2010

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Doug Polinsky	22,000	0	16,800	0	0	0	38,800
J. Gregory Smith	22,000	0	16,800	0	0	0	38,800
Denis Yevstifeyev	22,000	0	16,800	0	0	0	38,800

All outside directors are entitled to base annual cash compensation of $24,000, which we pay monthly.  Currently, the outside directors also receive options for the purchase of common stock which normally vest at the rate of 24,000 shares each year, through December 31, 2010. The outside directors were granted 144,000 stock options on January 22, 2010, with a fair value of $50,400 on that date.  As of December 31, 2010, there were 144,000 stock options outstanding that were granted to the outside directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	281,500	$0.40	2,681,346
Plans not approved by stockholders	422,500	2.00	56,129

Total	704,000	$1.36	2,737,475

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 5, 2011 regarding the beneficial ownership of our common stock, for:

•	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;
•	each director;
•	each named executive; and
•	all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of March 4, 2011 there were 89,776,359 shares of common stock outstanding. As of that date, there were options to purchase 704,000 shares of common stock and warrants to purchase 5,972,815 shares of common stock.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
5% Stockholders:
Christopher Spencer, Chief Executive Officer	3,049,934		3.4%

Directors:
Douglas Polinsky	102,000		*
J. Gregory Smith	0
Denis Yevstifeyev	0
David Mansueto	1,143,857		1.3%

Executive Officers:
John L. Busshaus	337,500	(3)	*
All directors and executive officers as a group (6 persons)	4,633,291		5.1%
*			Less than 1%
(1)			The address of each director and officer is c/o Wizzard Software Corporation, 5001 Baum Blvd. Suite 770, Pittsburgh, Pennsylvania 15213.
(2)

The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from April 1, 2011, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of April 1, 2011.

(3)			Includes 337,500 stock options that are vested or will vest within 60 days of April 1, 2011.

Changes in Control

There are no known arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

During the fiscal years ended December 31, 2010 and 2009, there were no transactions, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.  Survival Spanish, an Education podcaster ran advertising campaigns on his shows and sold podcast Apps during 2010.  Survival Spanish are owned by David Spencer.  David Spencer is a sibling of the CEO of the Company.  During 2010, payments were made to Mr. Spencer totaling $1,006.

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

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to Wizzard by its principal accountants during the calendar years ended December 31, 2010, 2009 and 2008:

Fee category	2010	2009	2008
Audit Fees (1)	$83,990	$80,715	$85,575
Audit – related fees	0	0	0
Tax fees	0	0	0
All other fees	0	0	0
Total fees	$83,990	$80,715	$85,575

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheets of Wizzard Software Corporation and subsidiaries as of December 31, 2010 and 2009

Consolidated Statements of Operations of Wizzard Software Corporation and subsidiaries for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders' Equity of Wizzard Software Corporation and subsidiaries for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows of Wizzard Software Corporation and subsidiaries for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(b)  Exhibits. (1)

Exhibit

Number               Description

3.1

Articles of Incorporation(2)

3.2

Certificate of Amendment filed May 22, 2000 (2)

3.3

Articles of Amendment filed February 7, 2001 (2)

3.4

Articles of Amendment filed July 3, 2007 (2)

3.2

Articles of Amendment/Certificate of Designation regarding rights and preferences of Series A Preferred Stock (3)

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

10.46

Waiver Agreement with preferred stockholders (14)

10.47

Addendum No. 1 to Securities Purchase Agreement (14)

10.48

Waiver and Extension Agreement (15)

10.49

Warrant Amendment Agreement (16)

10.50

Waiver Agreement (17)

10.51

Promissory Note (18)

10.52

Promissory Note (19)

10.53

Form of Securities Purchase Agreement (20)

10.54

Form of Warrant (20)

10.55

Extension and Waiver Agreement with Note Holders (21)

10.56

Extension and Waiver Agreement with Whalehaven (21)

10.57

Extension and Waiver Agreement with Alpha Capital (21)

10.58

Extension and Waiver Agreement with Enable entities (21)

10.59

Note Amendment Agreement with Chardan (21)

10.60

Settlement Agreement and Release (22)

10.61

Engagement Agreement, as amended (23)

10.62

Form of Securities Purchase Agreement (23)

10.63

Form of Warrant (23)

10.64

Waiver Agreement (23)

10.65

Lock-Up Agreement (23)

10.66

Form of Securities Purchase Agreement (24)

10.67

Form of Warrant (24)

10.68

Securities Purchase Agreement (25)

10.69

Form of Warrant (25)

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

(19)

Incorporated by reference from our Current Report on Form 8-K dated March 26, 2010, filed with the Securities and Exchange Commission on March 31, 2010.

(20)

Incorporated by reference from our Current Report on Form 8-K dated April 1, 2010, filed with the Securities and Exchange Commission on April 1, 2010.

(21)

Incorporated by reference from our Current Report on Form 8-K dated April 8, 2010, filed with the Securities and Exchange Commission on April 8, 2010.

(22)

Incorporated by reference from our Current Report on Form 8-K dated November 15, 2010, filed with the Securities and Exchange Commission on November 19, 2010.

(23)

Incorporated by reference from our Current Report on Form 8-K dated January 18, 2011, filed with the Securities and Exchange Commission on January 20, 2011.

(24)

Incorporated by reference from our Current Report on Form 8-K dated January20, 2011, filed with the Securities and Exchange Commission on January 25, 2011.

(25)

Incorporated by reference from our Current Report on Form 8-K dated March 1, 2011, filed with the Securities and Exchange Commission on March 4, 2011.

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

WIZZARD SOFTWARE CORPORATION

Date:	3/31/11	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	3/31/11	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/31/11	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	3/31/11	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	3/31/11	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	3/31/11	/s/ Douglas Polinsky
Douglas Polinsky
Director
Date:	3/31/11	/s/ David Mansueto
David Mansueto
Director

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Christopher J. Spencer, certify that:

  1.   I have reviewed this report on Form 10-K of the issuer;

  2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

  4.   The issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the  issuer and have:

a)   designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)   designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)   evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)   disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the issuer's most recent fiscal quarter (the issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the  issuer's internal control over financial reporting; and

  5.   The  issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent functions);

a)   all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.

Date:	3/31/11	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, John Busshaus, certify that:

  1.   I have reviewed this report on Form 10-K of the issuer;

  2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the  issuer as of, and for, the periods presented in this report;

  4.   The  issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the  issuer and have:

a)   designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed, to ensure that material information relating to the  issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)   designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)   evaluated the effectiveness of the  issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)   disclosed in this report any change in the  issuer's internal control over financial reporting that occurred during the  issuer's most recent fiscal quarter (the issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

  5.   The issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the  issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent functions);

a)   all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the  issuer's ability to record, process, summarize and report financial information; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.

Date:	3/31/11	/s/ John Busshaus
John Busshaus
Chief Financial Officer

CERTIFICATION OF

CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Christopher J. Spencer and John Busshaus, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Wizzard Software Corporation on Form 10-K for the year ended December 31, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report of Wizzard Software Corporation on Form 10-K fairly presents in all material respects the financial condition and results of operations of Wizzard Software Corporation.

Date:	3/31/11	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/31/11	/s/ John Busshaus
John Busshaus
Chief Financial Officer