Form 10-Q
period 2011-03-31
WIZZARD SOFTWARE CORP /CO
filed 2011-05-16
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) Yes [ X]  No[  ]                (2) Yes  [ X ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘large accelerated filer”, “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

As of May 5, 2011, there were 92,772,649 shares of common stock, par value $0.001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Unaudited Consolidated Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the Unaudited Consolidated Financial Statements fairly present the financial condition of the Company.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets	3

Consolidated Unaudited Statements of Operations	4

Consolidated Unaudited Statements of Cash Flows	5 - 9

Notes to Unaudited Consolidated Financial Statements	10 - 25

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	March 31, 2011		December 31, 2010
Wizzard Statement of Financial Position	Unaudited
CURRENT ASSETS:
Cash	2,430,860		267,206
Marketable securities available for sale, net	150,000		0
Accounts receivable	470,421	[1]	501,893	[1]
Prepaid expenses	40,306		43,713
Total current assets	3,091,587		812,812

PROPERTY AND EQUIPMENT, net	61,941		78,933
GOODWILL	20,459,669		20,459,669
OTHER ASSETS	3,582		3,582
Total assets	23,616,779		21,354,996

CURRENT LIABILITIES:
Accounts payable	388,843		681,698
Accrued expenses	223,065		298,268
Notes payable - current portion	0		1,000,000
Derivative liability	111,116		0
Convertible Debt	0		159,671	[2]
Deferred revenue	2,103		7,883
Total current liabilities	725,127		2,147,520

Total liabilities	725,127		2,147,520

STOCKHOLDERS' EQUITY
Preferred stock	4	[4]	4	[4]
Common stock	89,855	[5]	69,873	[6]
Additional paid-in capital	83,685,072		79,414,119
Accumulated deficit	(60,883,279)		(60,276,520)
Total stockholders' equity	22,891,652		19,207,476
Total liabilities and stockholders' equity	23,616,779		21,354,996

[1] net of $34,200 allowance

[2] net of discount of $5,329

[4] $.001 par value, 10,000,000 shares authorized, 4,000 Series A cumulative, convertible, contingently redeemable shares issued and outstanding with liquidation preferences.

[5] $.001 par value, 100,000,000 shares authorized, 89,854,649 shares issued and outstanding, respectively

[6] $.001 par value, 100,000,000 shares authorized, 69,873,112 shares issued and outstanding, respectively

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Jan 1, 2011 to Mar 31, 2011	Jan 1, 2010 to Mar 31, 2010
Wizzard Statement of Operations
REVENUE
Software	222,551	199,145
Healthcare	849,451	705,551
Media Services	494,001	395,914
Total Revenue	1,566,003	1,300,610
COST OF GOODS SOLD
Software cost of goods sold	68,425	77,902
Healthcare cost of goods sold	586,917	474,932
Media Services cost of goods sold	211,828	262,949
Total Cost of Goods Sold	867,170	815,783
Gross Profit	698,833	484,827
OPERATING EXPENSES
Selling expenses	58,921	74,706
General and administrative	773,635	846,574
Consulting fees	161,162	169,516
Research and development	73,013	89,470
Total Operating Expenses	1,066,731	1,180,266
LOSS FROM OPERATIONS	(367,898)	(695,439)

OTHER INCOME (EXPENSE):

Extension of notes payable	0	(240,000)
Re-pricing of warrants and preferred stock	(243,876)	0
Interest income	1,279	199
Interest expense	(12,704)	(423,584)
Other income (expense)	16,440	1,830
Total Other Income (Expense)	(238,861)	(661,555)
LOSS BEFORE INCOME TAXES	(606,759)	(1,356,994)
CURRENT INCOME TAX EXPENSE	0	0
DEFERRED INCOME TAX EXPENSE	0	0
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(606,759)	(1,356,994)

BASIC LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	(0.01)	(0.02)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	83,345,048	57,718,522
DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	(0.01)	(0.02)
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	85,345,048	57,718,522

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2011	March 31, 2010
Wizzard Statement of Cash Flows
Cash Flows from Operating Activities
Net loss	(606,759)	(1,356,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	5,329	122,058
Cashless exercise of warrants	0	262,284
Compensation for extension of notes payable	0	240,000
Stock for non cash expenses	7,942	33,066
Non-cash compensation - options issued	0	16,957
Re-pricing on warrants and preferred stock	243,876	0
Change in value of derivative liability	(15,784)	0
Non-cash interest expense on notes payable	9,942	12,465
Depreciation and amortization expense	16,992	65,434
Change in assets and liabilities:
Increase (Decrease) Accounts receivable	31,472	(14,500)
Increase (Decrease) Prepaid expenses	3,407	(12,595)
(Increase) Decrease Accounts payable	(292,855)	(56,947)
(Increase) Decrease Accrued expense	(7,703)	33,211
(Increase) Decrease Deferred revenue	(5,780)	(5,700)
Net Cash Used in Operating Activities	(609,921)	(661,261)

Cash Flows from Investing Activities:
Investment in marketable securities	(150,000)	0
Net Cash Used in Investing Activities	(150,000)	0

Cash Flows from Financing Activities:
Issuance of common stock	3,923,575	0
Issuance of notes payable	0	200,000
Payments on notes payable	(1,000,000)	0
Net Cash Provided by (Used in) Financing Activities	2,923,575	200,000

Net Increase (Decrease) in Cash	2,163,654	(461,261)
Cash at Beginning of Period	267,206	757,894
Cash at End of Period	2,430,860	296,633
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	7,996	27,781
Income taxes	0	0

(Continued)

See accompanying notes to unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2011:

On January 7, 2011, the Company issued 400,000 common shares in payment of a $100,000 note.

On January 11, 2011, the Company issued 299,768 common shares in payment of a $65,000 note payable and $9,942 of accrued interest.

On January 19, 2011, the company issue 250,000 unregistered and restricted shares of common stock as part of the settlement with GHS Entertainment.

On January 31, 2011, the Company issued 31,769 common shares upon the exercise of options valued at $7,942 to consultants and employees for services rendered.

On January 19, 2011, the Company recorded $114,349 of expense for the re-pricing of the conversion price of the Series A Preferred Stock from $.80 to $0.533333 per share.

On January 19, 2011, the Company recorded $101,000 of expense for the re-pricing of the conversion price of the Warrants from $.35 to $0.22 per share.

On January 19, 2011, the Company recorded $28,526 of expense for the re-pricing of the conversion price of the Warrants from $.50 to $0.22 per share.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2011, and the results of operations and cash flows for the periods ended March 31, 2011 and 2010 have been made.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The consolidated financial statements are consolidated and included the accounts of Wizzard and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

Reclassification – The financial statements for the period ended prior to March 31, 2011 have been reclassified to conform to the headings and classifications used in the March 31, 2011 financial statements.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2011, the Company had cash balances of $1,870,548 in excess of federally insured limits.

Marketable Securities - The Company classifies its marketable securities as available-for-sale.  These marketable securities consist of corporate equity securities that are stated at market value.  Unrealized gains and losses on available-for-sale securities are reflected as other comprehensive income (losses), net of tax, in stockholders' equity.  Realized gains and losses on all marketable securities are included in operations and are derived using the specific identification method for determining the cost of securities sold.  It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are classified as current assets and available for sale.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2011 and 2010, the Company has an allowance for doubtful accounts of $34,200 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2011 and 2010, the Company had no change to the allowance for bad debt.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $22,665 and $21,070 for the periods ending March 31, 2011 and 2010, respectively.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Balance Sheet at March 31, 2011:

	Level 1	Level 2	Level 3

Investment in Marketable Securities	$ 150,000	$-	$-
Total	$ 150,000	$-	$-

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

Software - The Company sells packaged and custom software products and related voice recognition product development consulting.  Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  For packaged software products the Company offers a 30 day right of return.  Provisions are recorded for returns, concessions, and bad debts and at March 31, 2011 and 2010 amounted to $0. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

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

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs, and amount to $73,013 and $89,470, respectively for the three months ended March 31, 2011 and 2010.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 8. During the periods presented in the accompanying financial statements, the Company has granted options under its 2008 and 2009 defined stock option plans. The Company accounts for options in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 718, Compensation – Stock Compensation.   Non-cash compensation cost of $0 and $16,957 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the three months ended March 31, 2011 and 2010, respectively.  Non-cash compensation cost of $7,942 and $33,065 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the three months ended March 31, 2011 and 2010.

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

NOTE 3 – PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	March 31, 2011	December 31, 2010

Furniture, fixtures and equipment	2-10 yrs	$431,288	$431,288
Software	2-5 yrs	11,964	11,964
		443,252	443,252
Less: Accumulated depreciation		(381,311)	(364,319)
Property & equipment, net		$61,941	$78,933

Depreciation expense for the three months ended March 31, 2011 and 2010 was $16,992 and $22,312, respectively.

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

The following is a summary of goodwill:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2011	2010

Goodwill at beginning of period	$20,459,669	$20,459,669

Goodwill at end of period	$20,459,669	$20,459,669

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS (Continued)

Goodwill consists of:

December 31,
2010
Interim Healthcare of Wyoming – Casper	$945,795
Interim Healthcare of Wyoming - Billings	974,691
Webmayhem Inc.	18,539,183
Total Goodwill	$20,459,669

NOTE 5 - NOTES PAYABLE

Note Payable - On December 2, 2008, the Company closed a Subscription Agreement by which three institutional investors purchased 11% promissory notes payable having a total principal amount of $1,000,000, maturing April 1, 2011.  The holders of the notes were granted a security interest in the assets of the Company and its subsidiary, Interim Healthcare of Wyoming Inc, including ownership of the Subsidiary and the assets of the Subsidiary.  During 2011, the note with related accrued interest of $52,800 was repaid.

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

As of March 31, 2011 and 2010, the Company owed $0 and $848,738 net of remaining discounts of $0 and $154,420, respectfully, on the convertible notes payable.  During the three months ended March 31, 2011 and 2010, the Company recorded interest expense of $5,329 and $122,058 resulting from the amortization of the discounts recorded against the notes.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LEASES

Operating Lease - The Company leases office space, in Pittsburgh, Pennsylvania, on a month to month basis for $4,428 a month. The Company leases additional office space in Casper, Wyoming from the former owner of Interim Healthcare of Wyoming, Inc., for $4,750 a month through June 2011.  The Company further leases space in Billings, Montana for of $1,406 a month through February 2014.

NOTE 7 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of March 31, 2011, the Company had 4,000 Series A Preferred shares issued and outstanding.

On December 2, 2008, the Company amended the Series A Preferred Stock effectively reducing the conversion price to common stock from $2.05 per share to $1.00 per share, and eliminating future cumulative dividends.   A liquidating dividend of $1,981,286 was recorded upon amendment of the Series A Preferred shares and reflected in the December 31, 2008 Consolidated Statement of Operations.

As of March 31, 2011, the Series A Preferred shares have no voting rights, with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Preferred shares and any damages are convertible into common shares at $0.533333 per common shares.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value.  As of March 31, 2011, the Company had 89,854,649 common shares issued and outstanding.

On January 7, 2011, the Company issued 400,000 common shares in payment of a $100,000 note.

On January 11, 2011, the Company issued 299,768 common shares in payment of a $65,000 note payable and $9,942 of accrued interest.

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

On January 19, 2011, the Company recorded $114,349 of expense for the re-pricing of the conversion price of the Series A Preferred Stock from $.80 to $0.533333 per share.

On January 19, 2011, the Company recorded $101,000 of expense for the re-pricing of the conversion price of the Warrants from $.35 to $0.22 per share.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK (Continued)

On January 19, 2011, the Company recorded $28,526 of expense for the re-pricing of the conversion price of the Warrants from $.50 to $0.22 per share.

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

NOTE 8 – STOCK OPTIONS AND WARRANTS

2009 Stock Option Plan - During 2009, the Board of Directors adopted a Stock Option Plan ("2009 Plan").  Under the terms and conditions of the 2009 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2009 Plan may not exceed 2,000,000. At March 31, 2011, 623,243 options were available to be granted under the 2009 Plan.  During the three months ended March 31, 2011, the Company granted 31,769 options.

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a 2008 Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 400,000.  At March 31, 2011, 26,334 options were available to be granted under the 2008 Key Employee Plan.  During the three months ended March 31, 2011, the Company granted no options.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan").  Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2008 Plan may not exceed 200,000. At March 31, 2011, 97,884 options were available to be granted under the 2008 Plan.  During the three months ended March 31, 2011, the Company granted no options.

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan").  Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000. At March 31, 2011, 43,245 options were available to be granted under the 2007 Plan.  During the three months ended March 31, 2011 and 2010, the Company granted no options.

2007 Key Employee Stock Option Plan - During 2007, the Board of Directors adopted a 2007 Key Employee Stock Option Plan ("2007 Key Employee Plan").  Under the terms and conditions of the 2007 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2007 Key Employee Plan may not exceed 200,000.  At March 31, 2011, 200,000 options were available to be granted under the 2007 Key Employee Plan.  During the three months ended March 31, 2011, the Company granted no options.

2006 Key Employee Stock Option Plan - During 2006, the Board of Directors adopted a 2006 Key Employee Stock Option Plan ("2006 Key Employee Plan").  Under the terms and conditions of the 2006 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2006 Key Employee Plan may not exceed 125,000.  At March 31, 2011, 125,000 options were available to be granted under the 2006 Key Employee Plan.  During the three months ended March 31, 2011, the Company granted no options.

The fair value of option grants during the three months ended March 31, 2011 and 2010 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
Dividend yield	0%	0%
Expected life	3 yrs	3 yrs
Expected volatility	N/A	87.8%
Risk-free interest rate	N/A	1.4%

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of options granted at March 31, 2011, and changes during the period then ended are as follows:

	For the Year Ended March 31, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	704,000	$1.36	3.6 years	$-
Granted	31,769	0.00	-	-
Exercised	(31,769)	0.00	-	-
Forfeited	0	-	-	-
Expired	(422,500)	2.00	-	-
Outstanding at end of period	281,500	0.40	1.7 years	-
Vested and expected to vest in the future	281,500	0.40	1.7 years	-
Exercisable at end of period	281,500	0.40	1.7 years	-
Weighted average fair value of options granted	281,500	$0.40	1.7 years	$-

The Company had 168,500 non-vested options at the beginning of the period with a weighted average exercise price of $0.35.  At March 31, 2011 the Company had zero non-vested options.

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $7,942 and $33,067, respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2011 (for outstanding options), less the applicable exercise price.

During the three months ended March 31, 2011 and 2010, the Company recorded $0 and $16,957 of non-cash compensation expense related to the vested stock options issued to employees.

For the three months ended March 31, 2011 and 2010, the Company recorded non-cash compensation cost of $0 and $16,957 for vested and exercised options issued to employees and consultants.

Warrants - A summary of the status of the warrants granted is presented below for the three months ended:

	March 31, 2011		March 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,689,628	$.36	1,118,134	$1.74
Granted	5,283,187.43		-	-
Exercised	(5,000,000)	.22	(609,756)	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	5,972,815	$0.43	508,378	$0.35

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months
	Ended March 31,
	2011	2010
Net loss (numerator)	$(606,759)	$(1,356,994)
Dividend	-	-
Net loss available to common shareholders (numerator)	$(606,759)	$(1,356,994)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	83,345,048	57,718,522

At March 31, 2011, the Company had 5,972,815 warrants outstanding to purchase common stock of the Company at $0.22 to $0.43 per share, the Company had 281,500 options outstanding to purchase common stock of the Company at $0.35 to $0.51 per share, and 7% cumulative Series A Preferred shares wherein the holder could convert the note into 7,500,000 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

At March 31, 2010, the Company had 508,378 warrants outstanding to purchase common stock of the Company at $0.40 per share, the Company had 787,000 options outstanding to purchase common stock of the Company at $0.35 to $2.89 per share, and a 5% convertible note payable wherein the holder could convert the note into a minimum of 3,524,400 shares of common stock, [See Note 5], and 7% cumulative Series A Preferred shares wherein the holder could convert the note into a minimum of 5,000,000 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740  Income Taxes which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at March 31, 2011 operating loss carryforwards of approximately $42,600,000 which may be applied against future taxable income and which expires in various years through 2031.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $18,700,000 as of March 31, 2011, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the three months ended March 31, 2011 approximated $250,000.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Healthcare - The Company attributes revenue from home healthcare and staffing services at the time the services are rendered and collections are likely.

The following is a summary of the Company’s operations by segment for the three months ended March 31, 2011 and 2010: (in thousands)

	2011				2010
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$223	$494	$849	$1,566	$199	$396	$706	$1,301
Cost of sales	68	212	587	867	78	263	475	816
General and administrative	311	241	222	774	406	220	220	846
Consulting	158	-	3	161	166	2	2	169
Selling	25	17	17	59	27	36	12	75
Research and development	-	73	-	73	-	89	-	89
Compensation for re-pricing/extension of warrants	-	-	-	-	-	-	-	-
Other income	17	-	-	17	2	-	-	2
Interest expense	256	-	-	256	664	-	-	664
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(578)	$(49)	$20	$(607)	$(1,140)	$(214)	$(3)	$(1,357)

Total assets	2,347	18,750	2,520	23,617	503	18,620	2,424	21,547
Depreciation	0	15	2	17	6	15	4	22

NOTE 13 - SUBSEQUENT EVENT

On April 21, 2011, the Company issued 2,900,000 shares of common stock upon conversion of 1,547 shares of Series A Preferred Stock.

On April 28, 2011, the Company issued 18,000 common shares upon the exercise of options valued at $4,500 to consultants and employees for services rendered.

Item 2.   Management's Discussion and Analysis.

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

Highlights of First Quarter, 2011

Below is an update of our entire business, from our most recent entry into podcasting and apps, where we expect most of our future growth to occur, to our legacy businesses of offering core speech engine tools for software developers and technology solutions for the healthcare industry.  Currently, our healthcare operations make up 54% of our revenue, but we expect our Media business to become our largest revenue generator at some point in the near future, and provide the largest revenue growth and profits.  We believe this is due to the size of our podcast operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through our publishing platform, advertising sale of Apps and paid subscriptions for content. The network growth of our media operation has occurred faster than initially expected and it is Management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and advertisers and audiences showing increased interest in the medium.  Wizzard believes that our network and relevance in our industry will continue to grow and that Wizzard is positioned to be one of the leading companies in the podcast monetization business.

1.     WIZZARD MEDIA

Wizzard Media is the four-year old division for our digital media and entertainment business.  Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method.  The Wizzard Network received over 450 million download requests for shows in 2006, 1 billion download requests in 2007, 1.2 billion download requests in 2008, 1.4 billion in 2009, and 1.64 billion in 2010 to approximately 50 million total audience members throughout the year.  In the first quarter of 2011, the Wizzard Network received 290,274,976 downloads for episodes versus 278,992,103 downloads in the fourth quarter of 2010.  Wizzard's publishing platform grew to 15,998 clients in 2011.  Management believes that Wizzard Media offers the leading podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  In the first quarter of 2011, our total publishing service revenue, including data transfer, was $348,693 versus $264,354 in the first quarter of 2010.  The total number of active episodes for the shows on the Wizzard Network was 1,070,917 in the first quarter of 2011, all of which are available for immediate distribution.  With the continuing success of iPods, iPhones, iPads, Android’s mobile phones, and Blackberry’s smartphones, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis. Wizzard's LibsynPRO Enterprise service had 137 network publishers in 2011.  As Wizzard Media derives a portion of its revenues through data transfer from PRO customers, launching a new, feature rich version of the PRO publishing platform provides Management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business.  During the first quarter of 2011, revenue from data transfer totaled $44,582.

WIZZARD MEDIA – PUBLISHING SERVICES

     Hosting, Distribution Network, Content, Platform Development

In the first quarter of 2011 the Wizzard Network received 290,274,976 downloads for podcast episodes versus approximately 278,992,103 downloads in the fourth quarter of 2010, from a wide variety of distribution outlets to which Wizzard syndicates content.  Our network reaches over 18 million people around the world, creating what Management believes is a strong media asset and a very compelling platform for advertisers as well as iPhone App sales.  Downloads are an accumulation of the numbers that are provided to the producers and are calculated by counting the number of shows downloaded by audience members.  Wizzard works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform and through the sale of Apps.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Wizzard’s third party advertising partners and its in-house advertising sales team to fill.

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

Wizzard Media's technical development team continues to make significant accomplishments in terms of maintaining and expanding our publishing platform.  In 2010, Wizzard’s development team launched the Libsyn3 platform.  We migrated Libsyn Indie users to the new platform throughout 2010.  The migration was completed in early 2011 and represents a significant milestone in the upgrade of the features offered to our Producers.  In migrating the 5 year old Libsyn Indie customers to the new Libsyn3 platform we were able to ‘clean up’ many non paying, inactive accounts. As a result, we now have 15,998 active podcast accounts.

Wizzard Media’s technical development team continues to focus on maintaining and expanding our publishing platform.  Wizzard’s development team continued efforts to support all of the features of the libsyn platform and increased support for libsyn3 platform migrations, expanding app offerings and to allow for new features and monetization options for Premium subscriptions.

The first quarter of 2011 was focused on the final steps in platform-wide consolidation and the End of Life (EOL) transition of the libsyn Indie platform.  In addition to completing the migration of all users to the libsyn3 platform, several key system initiatives were completed to ensure platform stability and scalability as all traffic for downloads and publishing are now being served from libsyn3 platforms.  This was a significant step in providing system-wide updates and minor software releases and patches to correct bugs, improve system reliability and increased availability.  Additionally, small enhancements and new features including support for new podcast pages and availability of Web Based Premium Subscriptions through our partnership with MediaPass were launched in limited release during the first quarter.   This is an important step in expanding monetization opportunities for libsyn publishers across mobile apps and Web.

We also focused on the launch of Apps for the Amazon Android App Store in the first quarter of 2011 with the number of Apps being submitted and updated across all three marketplaces taking precedence. Focus on the Android apps continued to take advantage of the popularity of the Android phone and growing market share.  We implemented minor releases and software patches to correct bugs and provide user-requested enhancements for both the iOS and Android apps.  Additionally, Wizzard Media launched version 1.0 of the Android App for Amazon.

WIZZARD MEDIA - APPS

Apps are small software applications that users can purchase and download to their iPhone, iPod Touch, Blackberry, and Android mobile devices with relative ease.  Currently, there are over 400,000 Apps in the App Store that have been downloaded by consumers.  App categories include video games, sports, productivity, entertainment, education and health & fitness.  Some of these Apps are free, while others have to be purchased.  These Apps range in price from $.99 to $100.00, with the average price under $4.99.  During 2010, Wizzard aggressively entered the Apps market using its podcast network and active podcasters to promote the Apps to consumers.  Apple and Google retain 30% of all App sales to cover the cost of running the App Store and App owners/developers receive 70% of the sales proceeds.  Wizzard believes it is an obvious expansion of our podcasting business and the ways Wizzard believes it can generate revenue through the iTunes Store, Google Market Place and Amazon App Store are briefly outlined below.

Sale of Custom Podcast Apps

Wizzard created Apps that work on the iPhone and Android platforms and are currently for sale in the iTunes App Store, Google’s Market Place and coming soon, Amazon’s App Store. Wizzard currently has approximately 1,450 Apps for sale in these two App Stores.  Podcasters then market their very own App to their show’s audience, many of whom use iPhones, iPods and Android phones.  Management believes podcasters can be very successful marketing Apps to their audience, as they know their audience better than anyone else and are great influencers of their audience.  The reasons Management believes an audience member would want to purchase Apps are: 1) Easier, faster access to the content.  2) Bonus content exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts.  4) Social communication features.

Wizzard now offers Apps as a free monetizational tool to podcasters on the Wizzard Network as long as they have a qualifying monthly account.  Currently, there are approximately 15,998 shows on the Wizzard Network and approximately 18 million audience members who consume podcasts.  Wizzard submits each App for approval, which is not guaranteed and is based on the respective terms of service and approval process of the App Store, and manages the collecting of the revenue and distribution of the podcaster’s share of the revenues.  Wizzard expects to retain approximately 35% of the sale price that ranges from $.99 to $4.99 in most cases.  Wizzard has received approval for 1,450 Apps.  These Apps are currently being sold around the world via Apple’s App Store, Google Market Place, and Android Appstore. During the first quarter of 2011, revenue from App sales totaled $81,868.

Wizzard developed a “Network App”, which was approved by Apple, allows for hundreds of podcast Apps inside one fully functional App.  This is very similar to Amazon’s Kindle App that includes tens of thousands of books inside one App.  This Network App allows us to: 1) continue our business plan to offer App monetization tools to all producers in a streamlined, efficient process; 2) comply with the continually evolving and sometimes inconsistent App approval standards and their desire not to have ‘cookie-cutter’ Apps for all 250,000 podcasts in iTunes in the App Store causing approval delays and rejections; 3) have more control over the actual marketing of the podcast Apps through expanded distribution of the Network App and cross promotional opportunities; 4) focus more time and attention on podcast shows with larger audiences that sell more Apps than the smaller podcast shows.  As a result of this change in ‘go to market’ strategy for iPhone Apps, Wizzard believes it could enhance revenues going forward due to the fact that we will have more control over the marketing of, wider distribution and more opportunities to generate revenues with a Network App.  For example, we could include widespread targeted promotions for Groupon or provide offers allowing people to earn Facebook credits.  For our Android Google and

Amazon App products, we plan to continue to create individual Apps for podcasts on our network and off network, focusing on podcasts with the largest audiences.  As the Android Market continues to evolve, we may consider an option to create a Network App as the business model dictates.

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

   WIZZARD MEDIA - ADVERTISING

In the first quarter of 2011, Wizzard executed advertising campaigns for companies including JC Penney and Audible. These campaigns run across multiple shows, bringing the total number of advertising campaigns launched to 118, with 26 different advertisers.  In the first quarter of 2011, Wizzard delivered 11.0 million ad impressions, resulting in $58,604 of advertising revenue in the first quarter of 2011.

Wizzard’s Alchemy system is able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, which is used for multiple advertising campaigns.  Using the Alchemy system, the Wizzard Media Network had the capability to deliver over 705,041,834 advertisements in the first quarter of 2011 if 2.5 advertisements were placed in every podcast request downloaded from the network.  In executing our strategy to increase our advertising with third party ad networks and portals, to date we have integrated the following third party ad networks: JumpTap, Medialets, iAds, and Admob.  While the revenue to date is minimal, we anticipate an increase ad revenue from these networks in future quareters The advertising capabilities number mentioned above demonstrates to advertisers the reach of the Wizzard Media Advertising Network as most advertisers want to see the opportunity for large advertising campaigns when considering a new medium for their marketing plans.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.

Client results of our largest advertising execution to date were excellent in Management's opinion and we expect more buys from the client in the future. We have now had multiple advertisers renew campaigns with Wizzard including one advertiser that is on its 39th campaign, demonstrating what Management believes is excellent back-end ad operational customer service on Wizzard's part and a satisfactory ROI for our clients.

Wizzard Media currently has 22 distinct ad categories we take to market.  As the number of publishers joining Wizzard’s Advertising Network grows, so does the available advertising inventory for Wizzard’s advertising sales team to sell.

Month		Potential Ad Impressions
January 2010	*	201,637,695
February 2010	*	185,522,557
March 2010		205,149,312
April 2010		200,965,025
May 2010		190,728,225
June 2010	*	185,024,483
July 2010	*	209,683,995
August 2010	*	217,246,837
September 2010		221,408,310
October 2010		229,233,365
November 2010		229,114,522
December 2010	*	223,289,675
January 2011	*	247,194,412
February 2011	*	214,224,217
March 2011		243,623,205

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

Nielsen Certified Downloads for Ad Network
Month		Downloads
January 2010	**	80,655,078
February 2010		74,209,023
March 2010		82,059,725
April 2010		80,386,010
May 2010		76,291,290
June 2010	**	74,009,793
July 2010		83,873,598
August 2010		86,898,735
September 2010		88,563,324
October 2010		91,693,346
November 2010		91,645,809
December 2010		89,315,870
January 2011	**	98,877,765
February 2011		85,689,687
March 2011		97,449,282

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

2.     SPEECH TECHNOLOGY & SERVICES GROUP

Wizzard Software's legacy Speech Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T, as well as through our own

Internet marketing efforts through Google, Yahoo and other major Internet search engines.  In the first quarter of 2011 Wizzard continued its Internet marketing efforts through major search engines and continues to modify it on a quarterly basis.

In the first quarter of 2011, our T&S Group saw a 12% increase in revenue over the first quarter of 2010 as a result of our marketing efforts on the Internet and repeat customer business.  The T&S Group continues to focus its efforts on core assistive application, website audio and alert systems.  The website audio file distribution category currently shows the most promise for expanded business going forward.

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

3.   HEALTHCARE

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for seventeen years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 54% for the first three months of 2011, from its home healthcare and staffing operations.

During 2009, with slowing of the economy, our home healthcare business experienced a significant slowing in our business, especially within our Staffing business in Billings, Montana.   Our staffing business in Billings, Montana experienced a significant decrease in utilization of our services from the hospitals and nursing homes during 2009 and 2010.  During this period of time we took steps to position ourselves in preparation of an upturn in the census for these facilities and to broaden the reach of our service offering.  During the first quarter of 2011, we experienced a 20% increase in revenue over the first quarter of 2010.  While this was driven by the increased use in our staffing services in Billings Montana, we are not anticipating a similar pattern of increased revenue throughout 2011.   At the same time our home healthcare service continues to be strong and provided a consistent stream of revenue during the first quarter of 2011.

As we proceed through 2011, as with most organizations in today’s economy, we are approaching our healthcare business with skeptical optimism.  While the economy within Casper Wyoming appears to have been affected very little by the changes in the economy in the rest of the country, these conditions could change rapidly.  As for our operation in Billings, Montana and its focus on the medical staffing industry, we anticipate a possible modest increase in the demand for our medical staffing services during the upcoming year.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

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

Results of Operations

Three Months Ended March 31, 2011 and 2010.

During the first quarter ended March 31, 2011, Wizzard recorded revenues of $1,566,003, a 20% increase from revenues of $1,300,610 in the first quarter of 2010. The increase for the first quarter of 2011 reflects an increase in revenue over all segments, but is primarily due to an increase in our Healthcare and Media Services revenues.

Cost of goods sold totaled $867,170 in the first quarter of 2011, versus $815,783 in the first quarter of 2010.  This increase of 6% is a direct result of the increased sales across all segments, while being off-set by savings realized with decreased bandwidth costs within our Media segment.  Wizzard posted a gross profit of $698,833 during the first quarter of 2011, versus a gross profit of $484,827 in the first quarter of 2010, an increase of 44%.

In the first quarter ended March 31, 2011, operating expenses totaled $1,066,731 which was a 10% decrease from operating expenses of $1,180,266 in the first quarter of 2010.  Broken down by line item our operating expenses were:

Selling expenses in the first quarter of 2011 were $58,921 versus $74,706 in 2010, representing a $15,785 decrease over the prior year.  This decrease was driven by efforts to realign our sales team to focus on obtaining apps and producers within our media segment.

Total general and administrative expenses were $773,635 in the first three months of 2011 versus $846,574 in the first three months of 2010, a decrease of 9%.  Broken into further detail, general and administrative expenses were $282,665 in 2011 versus $267,558 in 2010, an increase of 6%, driven by increases with multiple costs, which include, NYSE listing fees, supplies, and legal fees.  Salaries, wages and related expenses decreased to $490,970 in 2011 from $579,016 in 2010, a decrease of 15%, driven by efforts to control overhead costs and a decrease in non cash expense for vesting of stock options and amortization of intangible assets.  Consulting fees decreased to $161,162 in 2011 from $169,516, a decrease of 5% due to the price of the stock for consultants that were paid in stock and the decrease in the use of consultants in 2011 versus 2010.  Research and Development expenses in the first quarter were $73,013 versus $89,470 in 2010, driven by a temporary decrease in our developer team members.

Other expenses of $238,861 versus $661,555 in the first quarter of 2010 consisted primarily of interest expense.  This decrease is due to recording $262,287 of non-cash interest expense for cashless exercise of warrants and $240,000 for issuance of common stock to extend the maturity date on notes payable during the first quarter of 2010, and $122,058 of non-cash interest expense for the accretion of the discount on notes payable during the first quarter of 2010 versus $243,876 for the re-pricing of equity instruments during the first quarter of 2011.

Wizzard's net loss available to common shareholders was $606,759, or $0.01 per share, in the quarter ended March 31, 2011.  This represents a 55% decrease from our net loss of $1,356,994, or $0.02 per share, in the first quarter of 2010. During the first quarter of 2011, non-cash expenditures totaled $268,297, a 64% decrease from non-cash expenditures of $752,264 in the first quarter of 2010.

The following is a summary of non-cash expenditures:

	For the Three
	Months Ended
	March 31,
	2011	2010
NON-CASH EXPENDITURES
Amortization of discount on notes payable	5,329	122,058
Re-pricing of warrants and Preferred Stock	243,876	262,284
Stock option grants	0	16,957
Depreciation and amortization expense	16,992	65,434
Interest expense paid with stock	9,942	12,465
Change in FMV of derivative liability	(15,784)	0
Issuance of common stock to extend notes	0	240,000
Non-cash expense	260,355	719,198
Expenditures paid with issuance of stock	7,942	33,066
Total non-cash expenditures	268,297	752,264

Liquidity and Capital Resources.

Cash on hand was $2,430,860 at March 31, 2011, an increase of $2,163,654 over the $267,206 on hand at December 31, 2010.  Cash used in operations for the three months ended March 31, 2011, was $609,921, a decrease of 8% over the $661,261 cash used in operations for the three months ended March 31, 2010.

Cash provided by financing activities was $2,923,575 which was from the issuance of 5,000,000 shares upon notice of exercise of warrants by five institutional investors, and the company received $1,100,000 in cash; the issuance of 14,000,000 shares of Common Stock, par value $.001, and 5,283,187 warrants to purchase common stock at $0.43 per share, for a total amount of $2,823,575, net of fees of $256,400; and the payment of $1,000,000 notes payable, during the three months ended March 31, 2011.  In the first three months of 2010, the Company issued two $100,000 10% notes payable for $200,000 of cash provided by financing activities.

Cash use in investing activities was $150,000, which was from the Company executing a Securities Purchase Agreement to purchase marketable securities (30 million shares of Reach Messaging Holdings, Inc. Common Stock, par value $.001 for $150,000 and penny warrants to purchase an additional 30 million shares of common stock at $0.01 per share).

The Company believes it is still in the early stages of the new and developing digital media publishing services, and estimates it will require approximately $200,000 per month to maintain current operations and grow our digital media business.

The following table reflects our contractual obligations as of March 31, 2011:

Contractual Obligations		Less than	1-3
	Total	1 Year	Years
Guaranteed Royalty	$637,500	$262,500	$375,000
Rent	63,450	31,112	32,338
Total	$700,950	$293,612	$407,338

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

As of March 31, 2011, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Wizzard is involved in routine legal and administrative proceedings and claims of various types.  We have no material pending legal or administrative proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any property is the subject.  While any proceeding or claim contains an element of uncertainty, management does not expect that any such proceeding or claim will have a material adverse effect on our results of operations or financial position.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the three month period ended March 31, 2011, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description
One LLP	1-19-11	250,000	GHS Settlement*

    *  These shares were issued pursuant to the terms of a Settlement Agreement and Release, dated November 15, 2010, between Wizzard and GHS Entertainment.  The terms of this agreement were disclosed in our Current Report on Form 8-K dated as of that date.

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

                                     WIZZARD SOFTWARE CORPORATION

Date:	5/16/11	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	5/16/11	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	5/16/11	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	5/16/11	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	5/16/11	/s/ Douglas Polinsky
Douglas Polinsky
Director

Date:	5/16/11	/s/ David Mansueto
David Mansueto
Director