Form 10-Q
period 2011-06-30
WIZZARD SOFTWARE CORP /CO
filed 2011-08-15
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 5, 2011, there were 92,627,973 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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
FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets	4

Consolidated Unaudited Statements of Operations	5

Consolidated Unaudited Statements of Cash Flows	6 – 8

Notes to Unaudited Consolidated Financial Statements	9 - 20

104000 - Statement - WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
Statement of Financial Position	Unaudited
CURRENT ASSETS:
Cash	2,092,331	267,206
Marketable securities available for sale, net	150,000	0
Accounts receivable, net of $34,200 and $34,200 allowance	396,075	501,893
Prepaid expenses	45,716	43,713
Total current assets	2,684,122	812,812

PROPERTY AND EQUIPMENT, net	49,812	78,933
GOODWILL	20,459,669	20,459,669
OTHER ASSETS	3,582	3,582
Total assets	23,197,185	21,354,996

CURRENT LIABILITIES:
Accounts payable	385,869	681,698
Accrued expenses	183,434	298,268
Notes payable - current portion	0	1,000,000
Convertible Debt, net of discount of $0 and $5,329	0	159,671
Deferred revenue	4,081	7,883
Total current liabilities	573,384	2,147,520

Total liabilities	573,384	2,147,520

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, 2,453 and 4,000 Series A cumulative, convertible, contingently redeemable shares issued and outstanding with liquidation preferences, respectively	2	4
Common stock, $.001 par value, 200,000,000 and 100,000,000 shares authorized, respectively, 92,772,649 and 69,873,112 shares issued and outstanding, respectively	92,773	69,873
Additional paid-in capital	83,843,047	79,414,119
Accumulated deficit	(61,312,021)	(60,276,520)
Total stockholders' equity	22,623,801	19,207,476
Total liabilities and stockholders' equity	23,197,185	21,354,996

See accompanying notes to these unaudited consolidated financial statements.

124000 - Statement - WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	April 1, 2011 to June 30, 2011	April 1, 2010 to June 30, 2010	Jan. 1, 2011 to June 30, 2011	Jan. 1, 2010 to June 30, 2010
Wizzard Statement of Operations
REVENUE
Software	130,014	174,780	352,566	373,925
Healthcare	776,468	786,484	1,625,920	1,492,035
Media Services	553,953	357,725	1,047,953	753,640
Total Revenue	1,460,435	1,318,989	3,026,439	2,619,600

Software cost of goods sold	83,169	81,409	151,594	159,311
Healthcare cost of goods sold	521,623	525,218	1,108,539	1,000,150
Media Services cost of goods sold	210,932	263,733	422,760	526,682
Total Cost of Goods Sold	815,724	870,360	1,682,893	1,686,143
Gross Profit	644,711	448,629	1,343,546	933,457
OPERATING EXPENSES
Selling expenses	54,724	138,665	113,646	213,371
General and administrative	764,163	852,474	1,537,798	1,699,048
Consulting fees	182,065	174,030	343,227	343,546
Research and development	74,096	83,880	147,108	173,350
Total Expenses	1,075,048	1,249,049	2,141,779	2,429,315
LOSS FROM OPERATIONS	(430,337)	(800,420)	(798,233)	(1,495,858)

OTHER INCOME (EXPENSE):
Re-pricing of warrants and preferred stock	0	0	(243,876)	0
Extension of notes payable	0	(238,786)	0	(478,786)
Interest income	1,254	961	2,533	1,160
Interest expense	0	(106,297)	(12,704)	(529,881)
Other income	340	787	16,779	2,617
Total Other Income (Expense)	1,594	(343,335)	(237,268)	(1,004,890)
LOSS BEFORE INCOME TAXES	(428,743)	(1,143,755)	(1,035,501)	(2,500,748)
CURRENT INCOME TAX EXPENSE	0	0	0	0
DEFERRED INCOME TAX EXPENSE	0	0	0	0
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(428,743)	(1,143,755)	(1,035,501)	(2,500,748)

BASIC LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	(0.004)	(0.017)	(0.012)	(0.040)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	91,772,649	65,711,065	88,676,030	61,736,872
DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	(0.004)	(0.02)	(0.01)	(0.04)
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	91,772,649	65,711,065	88,676,030	61,736,872

152200 – Statement - WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1, 2011 to June 30, 2011	January 1, 2010 to June 30, 2010
Wizzard Statement of Cash Flows
Cash Flows from Operating Activities
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(1,035,501)	(2,500,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	5,329	190,735
Cashless exercise of warrants	0	262,285
Compensation for extension of notes payable	0	385,636
Stock for non cash expenses	12,442	55,616
Non-cash compensation - options issued	45,275	33,913
Re-pricing of warrants and preferred stock	243,876	0
Change in value of derivative liability	(15,784)	0
Non-cash interest expense on notes payable	9,942	57,863
Depreciation and amortization expense	32,096	125,156
Change in assets and liabilities:
(Increase) Decrease Accounts receivable	105,818	56,826
(Increase) Decrease Prepaid expenses	(2,003)	(34,442)
Increase (Decrease) Accounts payable	(295,829)	(71,725)
Increase (Decrease) Accrued expense	(47,334)	109,934
Increase (Decrease) Deferred revenue	(3,802)	(5,466)
Net Cash Used in Operating Activities	(945,475)	(1,334,417)

Cash Flows from Investing Activities:
Purchase of property & equipment	(2,975)	(37,740)
Investment in marketable securities	(150,000)	0
Net Cash Used in Investing Activities	(152,975)	(37,740)

Cash Flows from Financing Activities:
Issuance of common stock	3,923,575	1,975,000
Payments on notes payable	(1,000,000)	0
Net Cash Provided by Financing Activities	2,923,575	1,975,000

Net Increase in Cash	1,825,125	602,843
Cash at Beginning of Period	267,206	757,894
Cash at End of Period	2,092,331	1,360,737
Supplemental Disclosures of Cash Flow Information
Interest	7,996	54,790
Income taxes	0	0

(Continued)

See accompanying notes to unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2011:

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

On April 25, 2011, the Company issued 2,900,000 common shares upon notice of conversion of 1,547 shares of Series A Preferred Stock.

On April 28, 2011, the Company issued 18,000 common shares upon the exercise of options valued at $4,500 to consultants and employees for services rendered.

During the first six months of 2011, the company recorded $45,275 of non-cash compensation expense related to the vesting of certain stock options issued.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2011, and the results of operations and cash flows for the periods ended June 30, 2011 and 2010 have been made.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The consolidated financial statements include the accounts of Wizzard and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the six months ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

Reclassification – The financial statements for the period ended prior to June 30, 2011 have been reclassified to conform to the headings and classifications used in the June 30, 2011 financial statements.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2011, the Company had cash balances of $1,449,790 in excess of federally insured limits.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2011 and 2010, the Company has an allowance for doubtful accounts of $34,200 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2011 and 2010, the Company had no change to the allowance for bad debt.

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

Software Development Costs - The Company accounts for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet our internal needs in accordance with FASB ASC 985, Software. We have determined that technological feasibility for our products to be marketed to external users was reached shortly before the release of those products. As a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. In addition, costs incurred during the application development stage for software programs to be used solely to meet our internal needs were not material.

Loss Per Share - The Company computes loss per share in accordance with FASB ASC Topic 260, Earnings Per Share, which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 9).

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes.  This topic requires an asset and liability approach for accounting for income taxes (see Note 10).

Advertising Costs - Advertising costs are expensed as incurred and amounted to $38,430 and $108,265 for the periods ending June 30, 2011 and 2010, respectively.

Fair Value of Financial Instruments - The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820 Fair Value Measurements and Disclosure. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Balance Sheet at June 30, 2011:

	Level 1	Level 2	Level 3

Investment in Marketable Securities	$ 150,000	$ -	$ -
Total	$ 150,000	$ -	$ -

Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with FASB ASC Topic 985-605, Software — Revenue Recognition.  The Company's revenue recognition policies are also in compliance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104.

Software - The Company sells packaged and custom software products and related voice recognition product development consulting.  Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  For packaged software products the Company offers a 30 day right of return.  Provisions are recorded for returns, concessions, and bad debts and at June 30, 2011 and 2010 amounted to $0. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

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

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs, and amount to $147,108 and $173,350, respectively for the six months ended June 30, 2011 and 2010.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 8. During the periods presented in the accompanying financial statements, the Company has granted options under its 2008 and 2009 defined stock option plans. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation.   Non-cash compensation cost of $45,275 and $33,913 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the six months ended June 30, 2011 and 2010, respectively.  Non-cash compensation cost of $12,442 and $55,616 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the six months ended June 30, 2011 and 2010.

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

NOTE 3 – PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	June 30, 2011	December 31, 2010

Furniture, fixtures and equipment	2-10 yrs	$405,915	$431,288
Software	2-5 yrs	11,964	11,964
		417,879	443,252
Less: Accumulated depreciation		(368,067)	(364,319)
Property & equipment, net		$49,812	$78,933

Depreciation expense for the six months ended June 30, 2011 and 2010 was $32,096 and $45,802, respectively.

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

The following is a summary of goodwill:

	For the Six Months Ended June 30, 2011	For the Year Ended December 31, 2010

Goodwill at beginning of period	$20,459,669	$20,459,669

Goodwill at end of period	$20,459,669	$20,459,669

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS (Continued)

Goodwill consists of:

June 30,
2011
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

Convertible Notes Payable – On October 27, 2006, the Company closed a Subscription Agreement by which three institutional investors purchased a) a 5% convertible notes payable having a total principal amount of $2,375,000, originally convertible into common shares of the Company at $2.00 per share and maturing April 27, 2008; b) Class A Warrants to purchase a total of 593,750 shares of common stock, at $2.50 per share, exercisable for three years, and c)Class B Warrants to purchase a total of 1,187,500 shares of common stock at $2.00 per share, exercisable until 180 days after the effective date of the Registration Statement. As the conversion price for the note was below the fair value of the common stock on the date issued, the Company recorded a discount on the note for beneficial conversion feature of the note in accordance with the provisions found in FASB ASC Topic 470, “Debt”. The fair value of the beneficial conversion feature was reduced so that the discount resulting from the fair value of the beneficial conversion feature of the warrants does not exceed the $2,375,000 proceed received from the subscription. The original $2,375,000 discount was amortized as interest expense over the original term of the note.

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

As of June 30, 2011 and 2010, the Company owed $0 and $848,738 net of remaining discounts of $0 and $154,420, respectfully, on the convertible notes payable.  During the six months ended June 30, 2011 and 2010, the Company recorded interest expense of $5,329 and $190,735 resulting from the amortization of the discounts recorded against the notes.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LEASES

Operating Lease - The Company leases office space, in Pittsburgh, Pennsylvania, on a month to month basis for $4,428 a month. The Company leases additional office space in Casper, Wyoming from the former owner of Interim Healthcare of Wyoming, Inc., for $4,750 a month through June 2013.  The Company further leases space in Billings, Montana for of $1,406 a month through February 2014.

NOTE 7 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of June 30, 2011, the Company had 2,453 Series A Preferred shares issued and outstanding.

On December 2, 2008, the Company amended the Series A Preferred Stock effectively reducing the conversion price to common stock from $2.05 per share to $1.00 per share, and eliminating future cumulative dividends.   A liquidating dividend of $1,981,286 was recorded upon amendment of the Series A Preferred shares and reflected in the December 31, 2008 Consolidated Statement of Operations.

As of June 30, 2011, the Series A Preferred shares have no voting rights, with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Preferred shares and any damages are convertible into common shares at $0.533333 per common share.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value.  As of June 30, 2011, the Company had 92,772,649 common shares issued and outstanding.

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

On April 25, 2011, the Company issued 2,900,000 common shares upon notice of conversion of 1,547 shares of Series A Preferred Stock.

On April 28, 2011, the Company issued 18,000 common shares upon the exercise of options valued at $4,500 to consultants and employees for services rendered.

During the first six months of 2011, the company recorded $45,275 of non-cash compensation expense related to the vesting of certain stock options issued.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS

2010 Stock Option Plan - During 2010, the Board of Directors adopted a Stock Option Plan ("2010 Plan").  Under the terms and conditions of the 2010 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2010 Plan may not exceed 2,000,000. At June 30, 2011, 1,500,000 options were available to be granted under the 2010 Plan.  During the six months ended June 30, 2011, the Company granted 250,000 options.

2009 Stock Option Plan - During 2009, the Board of Directors adopted a Stock Option Plan ("2009 Plan").  Under the terms and conditions of the 2009 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2009 Plan may not exceed 2,000,000.  At June 30, 2011, 405,243 options were available to be granted under the 2009 Plan.  During the six months ended June 30, 2011, the Company granted 249,769 options.

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a 2008 Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 400,000.  At June 30, 2011, 26,334 options were available to be granted under the 2008 Key Employee Plan.  During the six months ended June 30, 2011, the Company granted no options.

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan").  Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2008 Plan may not exceed 200,000. At June 30, 2011, 3,884 options were available to be granted under the 2008 Plan.  During the six months ended June 30, 2011, the Company granted 94,000 options.

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan").  Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000. At June 30, 2011, 43,245 options were available to be granted under the 2007 Plan.  During the six months ended June 30, 2011 and 2010, the Company granted no options.

2007 Key Employee Stock Option Plan - During 2007, the Board of Directors adopted a 2007 Key Employee Stock Option Plan ("2007 Key Employee Plan").  Under the terms and conditions of the 2007 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2007 Key Employee Plan may not exceed 200,000.  At June 30, 2011, no options were available to be granted under the 2007 Key Employee Plan.  During the six months ended June 30, 2011, the Company granted no options.

The fair value of option grants during the six months ended June 30, 2011 and 2010 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the six months ended June 30, 2011 and 2010 were as follows:

	2011	2010
Dividend yield	0%	0%
Expected life	3 yrs	3 yrs
Expected volatility	100.74	87.8%
Risk-free interest rate	1.09%	1.4%

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of options granted at June 30, 2011, and changes during the period then ended are as follows:

	For the Six Months Ended June 30, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	704,000	$1.36	3.6 years	$-
Granted	843,769	0.16	-	-
Exercised	(143,769)	0.00	-	-
Forfeited	(15,000)	0.46	-	-
Expired	(85,000)	2.17	-	-
Outstanding at end of period	1,304,000	0.60	3.2 years	-
Vested and expected to vest in the future	1,304,000	0.60	3.2 years	-
Exercisable at end of period	804,000	0.99	3.5 years	-
Weighted average fair value of options granted	1,304,000	$0.60	3.2 years	$-

The Company had 168,500 non-vested options at the beginning of the period with a weighted average exercise price of $0.35.  At June 30, 2011 the Company 500,000 non-vested options with a weighted average exercise price of $0.20.

The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $12,442 and $55,616, respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2011 (for outstanding options), less the applicable exercise price.

During the six months ended June 30, 2011 and 2010, the Company recorded $42,275 and $33,913 of non-cash compensation expense related to the vested stock options issued to employees.

Warrants - A summary of the status of the warrants granted is presented below for the six months ended:

	June 30, 2011		June 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,689,628	$.36	1,118,134	$1.74
Granted	5,283,187.43		5,500,000	0.36
Exercised	(5,000,000)	.22	(609,756)	-
Forfeited	-	-	-	-
Expired	-	-	(318,750)	0.25
Outstanding at end of period	5,972,815	$0.43	5,689,628	$0.36

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net loss (numerator)	$(428,743)	$(1,143,755)	$(1,035,501)	$(2,500,748)
Accrued dividend	-	-	-	-
Net loss available to common shareholders (numerator)	$(428,743)	$(1,143,755)	$(1,035,501)	$(2,500,748)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	91,970,407	65,711,065	88,676,030	61,736,872

At June 30, 2011, the Company had 5,972,815 warrants outstanding to purchase common stock of the Company at $0.22 to $0.43 per share, the Company had 500,000 options outstanding to purchase common stock of the Company at $0.20 per share, and 7% cumulative Series A Preferred shares wherein the holder could convert the note into 4,600,000 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

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

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at June 30, 2011 operating loss carryforwards of approximately $43,000,000 which may be applied against future taxable income and which expires in various years through 2031.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $18,900,000 as of June 30, 2011, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the six months ended June 30, 2011 approximated $450,000.

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

Agreements - In connection with the agreement with AT&T to sell AT&T's OEM Natural Voices desktop product licenses, the Company is required to make minimum purchases of $125,000 per each six month period beginning July 2007 through September 2013.  In connection with the agreement with IBM to sell IBM's OEM ViaVoice desktop products licenses, the Company is required to make minimum purchases of $3,000 per quarter beginning July 2011 through June 2012.

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

The following is a summary of the Company’s operations by segment for the six months ended June 30, 2011 and 2010: (in thousands)

	2011				2010
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$352	$1,048	$1,626	$3,026	$374	$754	$1,492	$2,620
Cost of sales	151	423	1,109	1,683	159	527	1,000	1,686
General and administrative	665	475	397	1,537	843	427	429	1,699
Consulting	314	22	8	344	338	-	6	344
Selling	50	34	29	113	123	60	30	213
Research and development	-	147	-	147	-	173	-	173
Compensation for re-pricing/extension of warrants	-	-	-	-	479	-	-	479
Other income	18	-	1	19	3	-	1	4
Interest expense	256	-	-	256	530	-	-	530
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(1,066)	$(53)	$84	$(1,035)	$(2,095)	$(433)	$28	$(2,500)

Total assets	1,796	18,843	2,558	23,197	2,333	18,651	1,556	22,540
Depreciation	0	29	3	32	9	32	5	46

The following is a summary of the Company’s operations by segment for the three months ended June 30, 2011 and 2010: (in thousands)

	2011				2010
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$129	$554	$777	$1,460	$175	$358	$786	$1,319
Cost of sales	83	211	522	816	81	264	525	870
General and administrative	354	234	175	763	437	207	209	853
Consulting	156	22	5	183	173	(2)	3	174
Selling	25	17	12	54	96	24	18	138
Research and development	-	74	-	74	-	84	-	84
Compensation for re-pricing/extension of warrants	-	-	-	-	239	-	-	239
Other income	1	-	1	2	1	-	1	2
Interest expense	-	-	-	-	106	-	-	106
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(488)	$(4)	$64	$(428)	$(956)	$(219)	$32	$(1,143)

Depreciation	0	14	1	15	4	17	3	24

NOTE 13 - SUBSEQUENT EVENT

Subsequent events have been evaluated through August 15, 2011.

On July 1, 2011, the Company issued 118,614 common shares upon the exercise of options valued at $22,290 to consultants and employees for services rendered.

On August 2, 2011 the Company executed a Memorandum of Understanding with FAB Enterprise Group Co., LTD.; Digital Entertainment International Ltd. (HK), Beijing; Dingtaoi Guanqun Culture Co. Ltd. (WOFE); Beijing FAB Culture Co., Ltd.; and Beijing FAB Digital Entertainment Products Co., Ltd. (hereinafter collectively referred to as “FAB”), by which the parties established the principal terms of a Business Combination to be documented in a final comprehensive agreement between the parties.  The parties agreed that Wizzard shall acquire 100% of FAB’s outstanding common stock and preferred stock in exchange for 49% of the issued and outstanding common stock of Wizzard, with such Wizzard shares to be voted by the Board of Directors of the post-Business Combination Company until certain corporate governance objectives are met over the 2011 and 2012 years, which objectives are summarized in the Memorandum.  In addition, Wizzard is to issue to FAB shares of its preferred stock that are convertible up to 29% of Wizzard’s common stock upon attaining corporate governance objectives and corporate revenue objectives.

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

Highlights of Second Quarter, 2011

Below is an update of our entire business, from our media business of podcasting and apps, where we expect most of our future growth to occur, to our legacy businesses of offering core speech engine tools for software developers and technology solutions for the healthcare industry.  Currently, our healthcare operations make up 54% of our revenue, but we expect our Media business to become our largest revenue generator at some point in the future and provide the largest revenue growth and profits.  We believe this is due to the size of our podcast operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through our publishing platform, advertising sale of Apps and paid subscriptions for content.  The network growth of our media operation has occurred faster than initially expected and it is Management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and advertisers and audiences showing increased interest in the medium. Wizzard believes that our network and relevance in our industry will continue to grow and that Wizzard is positioned to be one of the leading companies in the podcast monetization business.

1.     WIZZARD MEDIA

Wizzard Media is the four-year old division for our digital media and entertainment business.  Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method.  The Wizzard Network received over 450 million download requests for shows in 2006, 1 billion download requests in 2007, 1.2 billion download requests in 2008, 1.4 billion in 2009, and 1.64 billion in 2010 to approximately 50 million total audience members throughout the year.  In the second quarter of 2011, the Wizzard Network received 312,583,464 downloads for episodes versus 290,274,976 downloads in the first quarter of 2011.  Wizzard's publishing platform manages 11,822 clients.  Management believes that Wizzard Media offers the leading podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  In the second quarter of 2011, our total publishing service revenue, including data transfer, was $429,031 versus $298,447 in the second quarter of 2010.  The total number of active episodes for the shows on the Wizzard Network was 1,150,045 in the second quarter of 2011, all of which are available for immediate distribution.  With the continuing success of iPods, iPhones, iPads, Android’s mobile phones, and Blackberry’s smartphones, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  Wizzard's LibsynPRO Enterprise service had 79 network publishers in 2011.  As Wizzard Media derives a portion of its revenues through data transfer from PRO customers, launching a new, feature rich version of the PRO publishing platform provides Management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business.  During the second quarter of 2011, revenue from data transfer totaled $87,655.

WIZZARD MEDIA – PUBLISHING SERVICES

     Hosting, Distribution Network, Content, Platform Development

In the second quarter of 2011 the Wizzard Network received 312,583,464 downloads for podcast episodes versus approximately 290,274,976 downloads in the first quarter of 2011, from a wide variety of distribution outlets to which Wizzard syndicates content.  Our network reaches over 18 million people around the world, creating what Management believes is a strong media asset and a very compelling platform for advertisers as well as iPhone and Android App sales.  Downloads are an accumulation of the numbers that are provided to the producers and are calculated by counting the number of shows downloaded by audience members.  Wizzard works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform and through the sale of Apps.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Wizzard’s third party advertising partners and its in-house advertising sales team to fill.

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

Wizzard Media's technical development team continues to make significant accomplishments in terms of maintaining and expanding our publishing platform.  In 2010, Wizzard’s development team launched the Libsyn3 platform.  We completed the migration of Libsyn Indie users to the new platform throughout 2010.  The migration was completed in early 2011 and represents a significant milestone in the upgrade of the features offered to our Producers.  In migrating the 5 year old Libsyn Indie customers to the new Libsyn3 platform we were able to ‘clean up’ many non paying or inactive accounts.  As a result, we now have 11,822 active podcast accounts.

Wizzard Media’s technical development team continues to focus on maintaining and expanding our publishing platform.  Wizzard’s development team continued efforts to support all of the features of the libsyn platform and increased support for libsyn3 platform migrations, expanding app offerings and to allow for new features and monetization options for Premium subscriptions.

During second quarter of 2011 the dev team was focused on improving the system architecture and strengthening the libsyn3 platform's ability to grow and expand on the current infrastructure allowing a more efficient running platform.  There were dramatic increases in the capacity of libsyn3’s ability to handle more download requests. Our FTP system received a much needed overhaul to improve user's interactions with the publishing mechanism. Producers’ images and related files were moved to the same content delivery network used to traffic media files. Our new platform management tool for internal use was also rolled out in an early beta format, and this will serve as the basis for the future development of libsyn4.

Our iPhone App received a major rewrite to focus on improved performance, and the updating of the legacy code base.  This has allowed the iPhone App to take greater advantage of recent updates in the iOS operating system and presents an all around better experience for end users.  This iPhone App rewrite marks 1.9.5 of the Podcast Companion App used by producers and 1.1.0 of the Podcast Box to provide the user with a more efficient app and user experience.

WIZZARD MEDIA - APPS

Apps are small software applications that users can purchase and download to their iPhone, iPod Touch, iPad, Blackberry, and Android mobile devices with relative ease.  Currently, there are over 600,000 Apps in the App Store that have been downloaded by consumers.  App categories include video games, sports, productivity, entertainment, education and health & fitness.  Some of these Apps are free, while others have to be purchased.  These Apps range in price from $.99 to $100.00, with the average price under $4.99.  During 2010, Wizzard aggressively entered the Apps market using its podcast network and active podcasters to promote the Apps to consumers.  Apple and Google retain 30% of all App sales to cover the cost of running the App Store and App owners/developers receive 70% of the sales proceeds.  The ways Wizzard believes it can generate revenue through the iTunes Store, Google Market Place and Amazon App Store are briefly outlined below.

Sale of Custom Podcast Apps

Wizzard created Apps that work on the iPhone and Android platforms and are currently for sale in the iTunes App Store, Google’s Market Place and Amazon’s App Store. Wizzard has approximately 1,780 Apps for sale in these three App Stores.  Podcasters then market their very own App to their show’s audience, many of whom use iPhones, iPads, iPods and Android phones.  Management believes podcasters can be very successful marketing Apps to their audience, as they know their audience better than anyone else and are great influencers of their audience.  The reasons Management believes an audience member would want to purchase Apps are: 1) Easier, faster access to the content.  2) Bonus content exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts.  4) Social communication features.

Wizzard now offers Apps as a free monetization tool to podcasters on the Wizzard Network as long as they have a qualifying monthly account.  Currently, there are approximately 11,822 shows on the Wizzard Network and approximately 18 million audience members who consume podcasts.  Wizzard submits each App for approval, which is not guaranteed and is based on the respective terms of service and approval process of the App Store, and manages the collecting of the revenue and distribution of the podcaster’s share of the revenues.  Wizzard retains approximately 35% of the sale price that ranges from $.99 to $4.99 in most cases.  Wizzard has received approval for 1,780 Apps.  These Apps are currently being sold around the world via Apple’s App Store, Google Market Place, and Android Appstore. During the second quarter of 2011, revenue from App sales totaled $92,415.

Wizzard developed a “Network App”, which was approved by Apple, and allows for hundreds of podcast Apps inside one fully functional App.  This is very similar to Amazon’s Kindle App that includes tens of thousands of books inside one App.  This Network App allows us to: 1) continue our business plan to offer App monetization tools to all producers in a streamlined, efficient process; 2) comply with the continually evolving and sometimes inconsistent App approval standards and their desire not to have ‘cookie-cutter’ Apps for all 250,000 podcasts in iTunes in the App Store, causing approval delays and rejections; 3) have more control over the actual marketing of the podcast Apps through expanded distribution of the Network App and cross promotional opportunities; 4) focus more time and attention on podcast shows with larger audiences that sell more Apps than the smaller podcast shows. As a result of this change in ‘go to market’ strategy for iPhone Apps, Wizzard believes it could enhance revenues going forward due to the fact that we will have more control over the marketing of, wider distribution and more opportunities to generate revenues with a Network App.  For example, we could include widespread targeted promotions for Groupon or provide offers allowing people to earn Facebook credits.  For our Android Google and Amazon App products, we plan to continue to create individual Apps for podcasts on our network and off network, focusing on podcasts with the largest audiences.  As the Android Market continues to evolve, we may consider an option to create a Network App as the business model dictates.

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

   WIZZARD MEDIA - ADVERTISING

In the second quarter of 2011, Wizzard executed advertising campaigns for companies including JC Penney and Audible.  These campaigns run across multiple shows, bringing the total number of advertising campaigns launched to date of 121, with 16 different advertisers.  In the second quarter of 2011, Wizzard delivered 13.4 million ad impressions, resulting in $31,761 of advertising revenue in the second quarter of 2011.

Wizzard’s Alchemy system is able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, which is used for multiple advertising campaigns.  Using the Alchemy system, the Wizzard Media Network had the capability to deliver over 759,551,159 advertisements in the second quarter of 2011 if 2.5 advertisements were placed in every podcast request downloaded from the network.  In executing our strategy to increase our advertising with third party ad networks and portals, to date we have integrated the following third party ad networks: JumpTap, Medialets, iAds, and Admob.  While the revenue to date is minimal, we anticipate an increase in ad revenue from these networks in the future.  The advertising capability number mentioned above demonstrates to advertisers the reach of the Wizzard Media Advertising Network as most advertisers want to see the opportunity for large advertising campaigns when considering a new medium for their marketing plans. Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.

Wizzard Media currently has 22 distinct ad categories we take to market.  As the number of publishers joining Wizzard’s Advertising Network grows, so does the available advertising inventory for Wizzard’s advertising sales team to sell.

Month		Potential Ad Impressions
April 2010		200,965,025
May 2010		190,728,225
June 2010	*	185,024,483
July 2010	*	209,683,995
August 2010	*	217,246,837
September 2010		221,408,310
October 2010		229,233,365
November 2010		229,114,522
December 2010	*	223,289,675
January 2011	*	247,194,412
February 2011	*	214,224,217
March 2011		243,623,205
April 2011		235,829,927
May 2011		262,660,535
June 2011	*	261,060,697

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

Nielsen Certified Downloads for Ad Network
Month		Downloads
April 2010		80,386,010
May 2010		76,291,290
June 2010	**	74,009,793
July 2010		83,873,598
August 2010		86,898,735
September 2010		88,563,324
October 2010		91,693,346
November 2010		91,645,809
December 2010		89,315,870
January 2011	**	98,877,765
February 2011		85,689,687
March 2011		97,449,282
April 2011		94,331,971
May 2011		105,064,214
June 2011	**	104,424,279

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

2.     SPEECH TECHNOLOGY & SERVICES GROUP

Wizzard Software's legacy Speech Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T, as well as through our own Internet marketing efforts through Google, Yahoo and other major Internet search engines.  In the second quarter of 2011 Wizzard continued its Internet marketing efforts through major search engines and continues to modify it on a quarterly basis.

In the second quarter of 2011, our T&S Group saw a 25% decrease in revenue over the second quarter of 2010 due to a more than anticipated slowing of orders even with our marketing efforts on the Internet and repeat customer business.  The T&S Group continues to focus its efforts on core assistive application, website audio and alert systems.  The website audio file distribution category currently shows the most promise for expanded business going forward.

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

3.   HEALTHCARE

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for seventeen years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 54% for the second quarter of 2011, from its home healthcare and staffing operations.

During the second quarter of 2011, we experienced a 1% decrease in revenue over the second quarter of 2010.  This was driven by a decreased use in our staffing services.   At the same time our home healthcare service continued to provide a consistent stream of revenue during the second quarter of 2011.

As we proceed through 2011, as with most organizations in today’s economy, we are approaching our healthcare business with skeptical optimism.  While the economy within Casper Wyoming appears to have been affected very little by the changes in the economy in the rest of the country, these conditions could change rapidly.  As for our operation in Billings, Montana and its focus on the medical staffing industry, we anticipate a possible modest increase in the demand for our medical staffing services during the second half of the year.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

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

Results of Operations

Three Months Ended June 30, 2011 and 2010.

During the second quarter ended June 30, 2011, Wizzard recorded revenues of $1,460,435, an 11% increase from revenues of $1,318,989 in the second quarter of 2010. The increase for the second quarter of 2011 reflects an increase in revenue within our media segment driven by an increase in hosting fees and app revenue.

Cost of goods sold totaled $815,724 in the second quarter of 2011, versus $870,360 in the second quarter of 2010. This decrease of 6% is a result of the reduced bandwidth price obtained through our negotiations with our bandwidth provider.  We anticipate realizing the same reduction of bandwidth costs throughout 2011.  Wizzard posted a gross profit of $644,711 during the second quarter of 2011, versus a gross profit of $448,629 in the second quarter of 2010, an increase of 44%.

In the second quarter ended June 30, 2011, operating expenses totaled $1,075,048 which was a 14% decrease from operating expenses of $1,249,049 in the second quarter of 2010.  Broken down by line item our operating expenses were:

Selling expenses in the second quarter of 2011 were $54,724 versus $138,665 in 2010, representing a 76% decrease over prior year.  The decrease is due to the use of sales consultants in the second quarter of 2010 within our software segment, which were not utilized in the second quarter of 2011.

General and administrative expenses were $764,163 in 2011 versus $852,474 in 2010, a decrease of 10%, due to measures taken within our Software and Healthcare business segments to control costs combined with the timing of NYSE fees for issuances of common stock.  Salaries, wages and related expenses decreased to $487,810 in 2011 from $497,285 in 2010, a decrease of 2%, driven by an effort to reduce overhead costs within our Software and Healthcare business segments.  Consulting fees increased to $182,065 in 2011 from $174,030, an increase of 5% due to the use of consultants within our media segment in 2011 that were not utilized during 2010.  Research and Development expenses in the second quarter were $74,096 versus $83,880 in 2010.

Other income of $1,594 versus other expense of $343,335 in the second quarter of 2010 consisted primarily of interest expense in 2010.  This decrease is due to the recording of non-cash interest expense for the extension of notes payable, issuance of warrants, interest on notes payable in 2010 that were not applicable for 2011.

Wizzard's net loss available to common shareholders was $428,743, or $0.004 per share, in the quarter ended June 30, 2011.  This represents a 63% decrease from our net loss of $1,143,755, or $0.02 per share, in the second quarter of 2010. During the second quarter of 2011, non-cash expenditures totaled $64,879 versus $598,939 in the second quarter of 2010.

Six months ended June 30, 2011 and 2010.

During the six month period ended June 30, 2011, Wizzard recorded revenues of $3,026,439, a 16% increase over revenues of $2,619,600 for the same period in 2010.  The increase for the first six months of 2011 reflects an increase in revenue over the Healthcare and Media segments due to the modest return of the economy, but primarily due to an increase in hosting fees and app sales within our Media segment.

In the six months ended June 30, 2011, cost of goods sold totaled $1,682,893, no increase as compared to $1,686,143 in the six months ended June 30, 2010. While these expenses were flat, we saw an increase within our healthcare segment and a decrease within our media segment. Wizzard posted a gross profit of $1,343,546 during the first six months of 2011, versus a gross profit of $933,457 in the first six months of 2010, an increase of 42%.

Wizzard recorded total operating expenses of $2,141,779 during the six months ended June 30, 2011, a 12% decrease as compared to operating expenses of $2,429,315 in the same period of 2010.  General and administrative expenses totaled $1,537,798 in the first six months of 2011 versus $1,699,048 in the first six months of 2010, a decrease of 9%, due to measures taken within our Software business segment to reduce costs. Salaries, wages and related expenses decreased to $978,800 in 2011 from $1,033,180 in 2010, a decrease of 5%. Consulting fees were flat at $343,227 in 2011 versus $343,546.

Selling expenses in the first six months of 2011 were $113,646 versus $213,371 in 2010.  This 47% decrease was due our efforts to focus on controlling cost and spending during 2011, especially within our media and software segments.  Research and Development expense decreased to $147,108 in the first six months of 2011 from $173,350 in the first six months of 2010.

Other expenses of $237,268 versus $1,004,890 in the second quarter of 2010 consisted primarily of interest expense. This decrease is due to recording $262,287 of non-cash interest expense for cashless exercise of warrants and $478,786 for issuance of common stock to extend the maturity date on notes payable during 2010, and $190,735 of non-cash interest expense for the accretion of the discount on notes payable during 2010 versus $243,876 for the re-pricing of equity instruments during 2011.

Wizzard's net loss available to common shareholders was $1,035,501, or $0.01 per share, in the first six months of 2011.  This represents a 59% decrease from our net loss of $2,500,748, or $0.04 per share, in the first six months of 2010. During the first six months of 2011, non-cash expenditures totaled $333,176, a 70% decrease from non-cash expenditures of $1,111,203 in the first six months of 2010.

The following is a summary of non-cash expenditures:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
NON-CASH EXPENDITURES
Amortization of discount on notes payable	0	68,677	5,329	190,735
Re-pricing and extension of warrants	0	0	243,876	262,285
Stock option grants	45,275	16,956	45,275	33,913
Depreciation and amortization expense	15,104	59,722	32,096	125,156
Interest expense paid with stock	0	45,398	9,942	57,863
Change in FMV of derivative liability	0	0	(15,784)	0
Extension of notes payable	0	385,636	0	385,636
Non-cash expense	60,379	576,389	320,734	1,055,587
Expenditures paid with issuance of stock	4,500	22,550	12,442	55,616
Total non-cash expenditures	64,879	598,939	333,176	1,111,203

Liquidity and Capital Resources.

Cash on hand was $2,092,331 at June 30, 2011, an increase of $1,825,125 over the $267,206 on hand at December 31, 2010.  Cash used in operations for the six months ended June 30, 2011, was $945,475, a decrease of 29% over the $1,334,417 cash used in operations for the six months ended June 30, 2010.

Cash provided by financing activities was $2,923,575 which was from the issuance of 5,000,000 shares upon notice of exercise of warrants by five institutional investors, and the company received $1,100,000 in cash; the issuance of 14,000,000 shares of common stock, par value $.001, and 5,283,187 warrants to purchase common stock at $0.43 per share, for a total amount of $2,823,575, net of fees of $256,400; and the payment of $1,000,000 notes payable, during the six months ended June 30, 2011.  In the first six months of 2010, the Company closed a Subscription Agreement by which five institutional investors purchased 8,000,000 shares of Common Stock for $1,975,000.

Cash used in investing activities was $150,000, which was from the Company executing a Securities Purchase Agreement to purchase marketable securities (30 million shares, equal to 3.6% of the outstanding shares, of Reach Messaging Holdings, Inc. Common Stock, par value $.001 for $150,000 and penny warrants to purchase an additional 30 million shares of common stock at $0.01 per share).

The Company believes it is still in the early stages of the new and developing digital media publishing services, and estimates it will require approximately $150,000 per month to maintain current operations and grow our digital media business.

The following table reflects our contractual obligations as of June 30, 2011:

Contractual Obligations		Less than	1-3
	Total	1 Year	Years
Guaranteed Royalty	$762,000	$262,000	$500,000
Rent	158,992	73,872	85,120
Total	$920,992	$335,872	$585,120

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

As of June 30, 2011, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the three month period ended June 30, 2011, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description

N/A	N/A	N/A	N/A

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   (Removed and Reserved.)

Item 5.   Other Information.

(a)   None, not applicable

(b)  During the quarterly period ended June 30, 2011, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

31.1 - 302 Certification of Christopher J. Spencer

31.2 - 302 Certification of John Busshaus

32 - 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date:	8/15/11	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	8/15/11	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	8/15/11	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	8/15/11	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	8/15/11	/s/ Douglas Polinsky
Douglas Polinsky
Director