Form 10-Q
period 2011-09-30
WIZZARD SOFTWARE CORP /CO
filed 2011-11-14
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

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

As of November 4, 2011, there were 92,706,263 shares of common stock, par value $0.001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Unaudited Consolidated Financial Statements of Wizzard Software Corporation, a Colorado corporation (the “Company”) required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the Unaudited Consolidated Financial Statements fairly present the financial condition of the Company.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets	3

Consolidated Unaudited Statements of Operations	4

Consolidated Unaudited Statements of Cash Flows	5 - 9

Notes to Unaudited Consolidated Financial Statements	10 - 25

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
Statement of Financial Position	Unaudited
CURRENT ASSETS:
Cash	1,709,050	267,206
Marketable securities available for sale, net	150,000	0
Accounts receivable, net of $34,200 and $34,200 allowance	527,445	501,893
Prepaid expenses	38,962	43,713
Total current assets	2,425,457	812,812

PROPERTY AND EQUIPMENT, net	45,045	78,933
GOODWILL	20,459,669	20,459,669
OTHER ASSETS	3,582	3,582
Total assets	22,933,753	21,354,996

CURRENT LIABILITIES:
Accounts payable	556,563	681,698
Accrued expenses	169,324	298,268
Notes payable - current portion	0	1,000,000
Convertible Debt, net of discount of $0 and $5,329	0	159,671
Deferred revenue	1,298	7,883
Total current liabilities	727,185	2,147,520

Total liabilities	727,185	2,147,520

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, 2,453 and 4,000 Series A cumulative, convertible, contingently redeemable shares issued and outstanding with liquidation preferences, respectively	2	4
Common stock, $.001 par value, 200,000,000 and 100,000,000 shares authorized, respectively, 92,706,263 and 69,873,112 shares issued and outstanding, respectively	92,706	69,873
Additional paid-in capital	83,899,062	79,414,119
Accumulated deficit	(61,785,202)	(60,276,520)
Total stockholders' equity	22,206,568	19,207,476
Total liabilities and stockholders' equity	22,933,753	21,354,996

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	July 1, 2011 to September 30, 2011	July 1, 2010 to September 30, 2010	Jan. 1, 2011 to September 30, 2011	Jan. 1, 2010 to September 30, 2010
Wizzard Statement of Operations
REVENUE
Software	243,295	216,049	595,860	589,974
Healthcare	858,766	821,512	2,484,685	2,313,547
Media Services	590,770	434,560	1,638,724	1,188,200
Total Revenue	1,692,831	1,472,121	4,719,269	4,091,721

Software cost of goods sold	93,693	90,145	245,287	249,456
Healthcare cost of goods sold	576,816	555,752	1,685,355	1,555,902
Media Services cost of goods sold	212,765	300,600	635,525	827,282
Total Cost of Goods Sold	883,274	946,497	2,566,167	2,632,640
Gross Profit	809,557	525,624	2,153,102	1,459,081
OPERATING EXPENSES
Selling expenses	66,840	204,436	180,485	417,807
General and administrative	912,999	758,682	2,450,798	2,457,730
Consulting fees	234,325	168,009	577,552	511,555
Research and development	69,425	73,364	216,533	246,714
Total Expenses	1,283,589	1,204,491	3,425,368	3,633,806
LOSS FROM OPERATIONS	(474,032)	(678,867)	(1,272,266)	(2,174,725)

OTHER INCOME (EXPENSE):
Re-pricing of warrants and preferred stock	0	0	(243,876)	(262,284)
Extension of notes payable	0	0	0	(478,786)
Interest income	849	434	3,375	1,594
Interest expense	0	(92,273)	(12,704)	(359,870)
Other income	1	(18)	16,788	2,599
Total Other Income (Expense)	850	(91,857)	(236,417)	(1,096,747)
LOSS BEFORE INCOME TAXES	(473,182)	(770,724)	(1,508,683)	(3,271,472)
CURRENT INCOME TAX EXPENSE	0	0	0	0
DEFERRED INCOME TAX EXPENSE	0	0	0	0
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(473,182)	(770,724)	(1,508,683)	(3,271,472)

BASIC LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	(0.005)	(0.01)	(0.02)	(0.05)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	92,770,976	66,648,344	90,055,454	63,392,020
DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	(0.005)	(0.01)	(0.02)	(0.05)
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	92,770,976	66,648,344	90,055,454	63,392,020

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1, 2011 to September 30, 2011	January 1, 2010 to September 30, 2010
Wizzard Statement of Cash Flows
Cash Flows from Operating Activities
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(1,508,683)	(3,271,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	5,329	243,698
Cashless exercise of warrants	0	262,284
Compensation for extension of notes payable	0	385,636
Stock for non cash expenses	34,802	63,915
Non-cash compensation - options issued	78,863	43,039
Re-pricing of warrants and preferred stock	243,876	0
Change in value of derivative liability	(15,784)	0
Non-cash interest expense on notes payable	9,942	68,739
Depreciation and amortization expense	45,048	186,010
Change in assets and liabilities:
(Increase) Decrease Accounts receivable	(25,552)	(25,835)
(Increase) Decrease Prepaid expenses	4,752	(44,434)
Increase (Decrease) Accounts payable	(125,135)	(92,808)
Increase (Decrease) Accrued expense	(61,444)	92,577
Increase (Decrease) Deferred revenue	(6,585)	(1,479)
Net Cash Used in Operating Activities	(1,320,571)	(2,090,130)

Cash Flows from Investing Activities:
Purchase of property & equipment	(11,160)	(42,530)
Investment in marketable securities	(150,000)	0
Net Cash Used in Investing Activities	(161,160)	(42,530)

Cash Flows from Financing Activities:
Issuance of common stock	3,923,575	1,975,000
Payments on notes payable	(1,000,000)	0
Net Cash Provided by Financing Activities	2,923,575	1,975,000

Net Increase in Cash	1,441,844	(157,660)
Cash at Beginning of Period	267,206	757,894
Cash at End of Period	1,709,050	600,234
Supplemental Disclosures of Cash Flow Information
Interest	7,996	83,767
Income taxes	0	0

(Continued)

See accompanying notes to unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2011:

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

On July 1, 2011, the Company issued 118,614 common shares upon the exercise of options valued at $22,360 to consultants and employees for services rendered.

On August 1, 2011, 185,000 common shares were returned to the company and canceled as the shareholders did not perform their contractual obligations for which the shares were originally issued.

During the first nine months of 2011, the company recorded $78,863 of non-cash compensation expense related to the vesting of certain stock options issued.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements - The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2011, and the results of operations and cash flows for the periods ended September 30, 2011 and 2010 have been made.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  The consolidated financial statements include the accounts of Wizzard and its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the nine months ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

Reclassification – The financial statements for the period ended prior to September 30, 2011 have been reclassified to conform to the headings and classifications used in the September 30, 2011 financial statements.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2011, the Company had cash balances of $867,611 in excess of federally insured limits.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2011 and 2010, the Company has an allowance for doubtful accounts of $34,200 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2011 and 2010, the Company had no change to the allowance for bad debt.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $38,430 and $269,632 for the periods ending September 30, 2011 and 2010, respectively.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Balance Sheet at September 30, 2011:

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

Software - The Company sells packaged and custom software products and related voice recognition product development consulting.  Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  For packaged software products the Company offers a 30 day right of return.  Provisions are recorded for returns, concessions, and bad debts and at September 30, 2011 and 2010 amounted to $0. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

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

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs, and amount to $216,533 and $246,714, respectively for the nine months ended September 30, 2011 and 2010.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 8. During the periods presented in the accompanying financial statements, the Company has granted options under its 2008 and 2009 defined stock option plans. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation.   Non-cash compensation cost of $78,863 and $43,039 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the nine months ended September 30, 2011 and 2010, respectively.  Non-cash compensation cost of $34,802 and $63,915 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the nine months ended September 30, 2011 and 2010.

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

NOTE 3 – PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	September 30, 2011	December 31, 2010

Furniture, fixtures and equipment	2-10 yrs	$414,100	$431,288
Software	2-5 yrs	11,964	11,964
		426,064	443,252
Less: Accumulated depreciation		(381,019)	(364,319)
Property & equipment, net		$45,045	$78,933

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $45,048 and $69,623, respectively.

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

The following is a summary of goodwill:

	For the Nine Months Ended September 30, 2011	For the Year Ended December 31, 2010

Goodwill at beginning of period	$20,459,669	$20,459,669

Goodwill at end of period	$20,459,669	$20,459,669

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS (Continued)

Goodwill consists of:

September 30,
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

As of September 30, 2011 and 2010, the Company owed $0 and $714,075 net of remaining discounts of $0 and $105,924, respectfully, on the convertible notes payable.  During the nine months ended September 30, 2011 and 2010, the Company recorded interest expense of $5,329 and $243,698 resulting from the amortization of the discounts recorded against the notes.

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

NOTE 7 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of September 30, 2011, the Company had 2,453 Series A Preferred shares issued and outstanding.

On December 2, 2008, the Company amended the Series A Preferred Stock effectively reducing the conversion price to common stock from $2.05 per share to $1.00 per share, and eliminating future cumulative dividends.   A liquidating dividend of $1,981,286 was recorded upon amendment of the Series A Preferred shares and reflected in the December 31, 2008 Consolidated Statement of Operations.

As of September 30, 2011, the Series A Preferred shares have no voting rights, with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Preferred shares and any damages are convertible into common shares at $0.533333 per common share.

Common Stock – As of September 30, 2011, the Company has authorized 200,000,000 shares of common stock with 92,706,263 common shares issued and outstanding. During 2011, the shareholders approved a 100,000,000 increase in the authorized common shares.

On January 7, 2011, the Company issued 400,000 common shares in payment of a $100,000 note.

On January 11, 2011, the Company issued 299,768 common shares in payment of a $65,000 note payable and $9,942 of accrued interest.

On January 19, 2011, the Company issued 250,000 unregistered and restricted shares of common stock as part of the settlement with GHS Entertainment.

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

On July 1, 2011, the Company issued 118,614 common shares upon the exercise of options valued at $22,360 to consultants and employees for services rendered.

On August 1, 2011, 185,000 common shares were returned to the company and canceled as the shareholders did not perform their contractual obligations for which the shares were originally issued.

During the first nine months of 2011, the company recorded $78,863 of non-cash compensation expense related to the vesting of certain stock options issued.

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

NOTE 8 – STOCK OPTIONS AND WARRANTS

2010 Stock Option Plan - During 2010, the Board of Directors adopted a Stock Option Plan ("2010 Plan").  Under the terms and conditions of the 2010 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2010 Plan may not exceed 2,000,000. At September 30, 2011, 1,500,000 options were available to be granted under the 2010 Plan.  During the nine months ended September 30, 2011, the Company granted 250,000 options.

2009 Stock Option Plan - During 2009, the Board of Directors adopted a Stock Option Plan ("2009 Plan").  Under the terms and conditions of the 2009 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2009 Plan may not exceed 2,000,000.  At September 30, 2011, 337,243 options were available to be granted under the 2009 Plan.  During the nine months ended September 30, 2011, the Company granted 322,769 options.

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a 2008 Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 400,000.  At September 30, 2011, 220 options were available to be granted under the 2008 Key Employee Plan.  During the nine months ended September 30, 2011, the Company granted 36,114 options.

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan").  Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2008 Plan may not exceed 200,000. At September 30, 2011, 384 options were available to be granted under the 2008 Plan.  During the nine months ended September 30, 2011, the Company granted 97,500 options.

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan").  Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2007 Plan may not exceed 200,000. At September 30, 2011, 245 options were available to be granted under the 2007 Plan.  During the nine months ended September 30, 2011, the Company granted 43,000 options.

The fair value of option grants during the nine months ended September 30, 2011 and 2010 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the nine months ended September 30, 2011 and 2010 were as follows:

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

	2011	2010
Dividend yield	0%	0%
Expected life	3 yrs	3 yrs
Expected volatility	100.74	87.8%
Risk-free interest rate	1.09%	1.4%

A summary of the status of options granted at September 30, 2011, and changes during the period then ended are as follows:

	For the Nine Months Ended September 30, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	704,000	$1.36	3.6 years	$-
Granted	1,093,383	0.19	-	-
Exercised	(262,383)	0.00	-	-
Forfeited	(15,000)	0.46	-	-
Expired	(85,000)	2.17	-	-
Outstanding at end of period	1,435,000	0.64	3.0 years	-
Vested and expected to vest in the future	1,435,000	0.64	3.0 years	-
Exercisable at end of period	804,000	0.99	3.3 years	-
Weighted average fair value of options granted	1,435,000	$0.64	3.0 years	$-

The Company had 168,500 non-vested options at the beginning of the period with a weighted average exercise price of $0.35.  At September 30, 2011 the Company 631,000 non-vested options with a weighted average exercise price of $0.19.

The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $34,802 and $55,616, respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2011 (for outstanding options), less the applicable exercise price.

During the nine months ended September 30, 2011 and 2010, the Company recorded $78,863 and $33,913 of non-cash compensation expense related to the vested stock options issued to employees.

Warrants - A summary of the status of the warrants granted is presented below for the nine months ended:

	September 30, 2011		September 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,689,628	$.36	1,118,134	$1.74
Granted	5,283,187.43		5,500,000	0.36
Exercised	(5,000,000)	.22	(609,756)	-
Forfeited	-	-	-	-
Expired	-	-	(318,750)	0.25
Outstanding at end of period	5,972,815	$0.43	5,689,628	$0.36

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net loss (numerator)	$(473,182)	$(770,724)	$(1,508,683)	$(3,271,472)
Accrued dividend	-	-	-	-
Net loss available to common shareholders (numerator)	$(473,182)	$(770,724)	$(1,508,683)	$(3,271,472)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	92,770,976	66,648,344	90,055,454	63,392,020

At September 30, 2011, the Company had 5,972,815 warrants outstanding to purchase common stock of the Company at $0.22 to $0.43 per share, the Company had 500,000 options outstanding to purchase common stock of the Company at $0.20 per share, and 7% cumulative Series A Preferred shares wherein the holder could convert the note into 4,600,000 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

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

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at September 30, 2011 operating loss carryforwards of approximately $43,000,000 which may be applied against future taxable income and which expires in various years through 2031.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $18,900,000 as of September 30, 2011, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the nine months ended September 30, 2011 approximated $450,000.

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

The following is a summary of the Company’s operations by segment for the nine months ended September 30, 2011 and 2010: (in thousands)

	2011				2010
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$596	$1,639	$2,484	$4,719	$590	$1,188	$2,314	$4,092
Cost of sales	245	636	1,685	2,566	249	827	1,556	2,632
General and administrative	1,148	711	592	2,451	1,206	621	630	2,457
Consulting	545	22	11	578	503	-	8	511
Selling	75	61	44	180	282	92	44	418
Research and development	-	217	-	217	-	247	-	247
Compensation for re-pricing/extension of warrants	-	-	-	-	479	-	-	479
Other income	19	-	1	20	3	-	1	4
Interest expense	256	-	-	256	622	-	1	623
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(1,654)	$(8)	$153	$(1,509)	$(2,748)	$(599)	$76	$(3,271)

Total assets	1,246	18,955	2,732	22,933	2,333	18,651	1,556	21,812
Depreciation	0	41	4	45	13	50	7	70

The following is a summary of the Company’s operations by segment for the three months ended September 30, 2011 and 2010: (in thousands)

	2011				2010
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$243	$591	$859	$1,693	$216	$434	$822	$1,472
Cost of sales	94	213	576	883	90	300	556	946
General and administrative	482	236	195	913	363	194	202	759
Consulting	231	-	3	234	165	-	2	167
Selling	25	27	15	67	159	32	14	205
Research and development	-	70	-	70	-	74	-	74
Compensation for re-pricing/extension of warrants	-	-	-	-	-	-	-	-
Other income	1	-	-	1	-	-	-	-
Interest expense	-	-	-	-	92	-	-	92
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(588)	$45	$70	$(473)	$(653)	$(166)	$48	$(771)

Depreciation	0	12	1	13	4	18	2	24

NOTE 13 - SUBSEQUENT EVENT

On November 9, 2011, the Company issued 4,600,000 common shares upon notice of conversion of 2,453 shares of Series A Preferred Stock.

Subsequent events have been evaluated through November 14, 2011.

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

Highlights of Third Quarter, 2011

Below is an update of our entire business, from our media business of podcasting and apps, where we expect most of our future growth to occur, to our legacy businesses of offering core speech recognition and text to speech engines and programming tools for software developers and home healthcare and staffing for the healthcare industry. Currently, our healthcare operations make up 51% of our revenue, but we expect our Media business to become our largest revenue generator at some point in the future and to provide the largest revenue growth and profits.  We believe this is due to the size of our podcast operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through our publishing platform, advertising sale of Apps and paid subscriptions for content.  The network growth of our media operation has occurred faster than initially expected and it is Management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and audiences showing increased interest in the medium.  Wizzard believes that our network and relevance in our industry will continue to grow and that Wizzard is positioned to be one of the leading companies in the podcast monetization business.

1.     WIZZARD MEDIA

Wizzard Media is the four-year old division for our digital media and entertainment business.  Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method.  During the third quarter of 2011, the media segment experienced a 36% increase in revenue over the third quarter of 2010.  The Wizzard Network received over 450 million download requests for shows in 2006, 1 billion download requests in 2007, 1.2 billion download requests in 2008, 1.4 billion in 2009, and 1.64 billion in 2010 to approximately 50 million total audience members throughout the year.  Wizzard's publishing platform manages 11,280 clients.  Management believes that Wizzard Media offers the leading podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  In the third quarter of 2011, our total publishing service revenue, including data transfer, was $452,008 versus $306,233 in the third quarter of 2010.  The total number of active episodes for the shows on the Wizzard Network was 1,208,633 in the third quarter of 2011, all of which are available for immediate distribution.  With the continuing success of iPods, iPhones, iPads, Android’s mobile phones, and Blackberry’s smartphones, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  Wizzard's LibsynPRO Enterprise service had 79 network publishers in 2011.  Wizzard Media derives a portion of its revenues through data transfer from PRO customers.  During the third quarter of 2011, revenue from data transfer totaled $81,349.

WIZZARD MEDIA – PUBLISHING SERVICES

     Hosting, Distribution Network, Content, Platform Development

Our network reaches over 20 million monthly unique people around the world, creating what Management believes is a strong media asset and a very compelling platform for advertisers as well as iPhone and Android App sales. Downloads are an accumulation of the numbers that are provided to the producers and are calculated by counting the number of shows downloaded by audience members.  Wizzard works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform and through the sale of Apps.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed in this report are provided to give an understanding of the potential size of advertising inventory available for Wizzard’s third party advertising partners and its in-house advertising sales team to fill.

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

Wizzard Media's technical development team continues to make significant accomplishments in terms of maintaining and expanding our publishing platform.  In 2010, Wizzard’s development team launched the Libsyn3 platform.  We completed the migration of Libsyn Indie users to the new platform throughout 2010.  The migration was completed in early 2011 and represents a significant milestone in the upgrade of the features offered to our Producers.  In migrating the 5 year old Libsyn Indie customers to the new Libsyn3 platform we were able to ‘clean up’ many non paying or inactive accounts.  As a result, we now have 11,280 active podcast accounts.

Wizzard Media’s technical development team continues to focus on maintaining and expanding our publishing platform.  Wizzard’s development team continues to support all of the features of the Libsyn platform and increased support for Libsyn3 platform migrations, expanding app offerings and to allow for new features and monetization options for Premium subscriptions.

During the third quarter of 2011 the dev team continued to focus on improving the system architecture and strengthening the Libsyn3 platform's ability to grow and expand on the current infrastructure allowing a more efficient running platform.

During the third quarter the dev team enhanced the infrastructure supporting mobile apps, rolling out updates for both Android and iOS to improve the user experience and improve the speed of the mobile apps.

The dev team continued the build out of management tools for internal use and completed a phase out of the old management tools.

The dev team has also focused on our billing systems, to allow reconciling of delinquent accounts and improving the overall process of monitoring collections.  This has included providing tools for the operations team and automated processes for the overall billing cycle.

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

Sale of Custom Podcast Apps

Wizzard created Apps that work on the iPhone and Android platforms and are currently for sale in the iTunes App Store, Google’s Market Place and Amazon’s App Store. Wizzard has approximately 2,048 Apps for sale in these three App Stores.  Podcasters then market their very own App to their show’s audience, many of whom use iPhones, iPads, iPods and Android phones.  Management believes podcasters can be very successful marketing Apps to their audience, as they know their audience better than anyone else and are great influencers of their audience.  The reasons Management believes an audience member would want to purchase Apps are: 1) Easier, faster access to the content.  2) Bonus content exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts.  4) Social communication features.

Wizzard now offers Apps as a free monetization tool to podcasters on the Wizzard Network as long as they have a qualifying monthly account.  Currently, there are approximately 11,280 shows on the Wizzard Network and approximately 20 million monthly audience members who consume podcasts.  Wizzard submits each App for approval, which is not guaranteed and is based on the respective terms of service and approval process of the App Store, and manages the collecting of the revenue and distribution of the podcaster’s share of the revenues.  Wizzard retains approximately 35% of the sale price that ranges from $.99 to $4.99 in most cases.  During the third quarter of 2011, revenue from App sales totaled $84,804.

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

Sale of Podcast Subscriptions and Episodes Via Custom Podcast Apps

Once a podcaster has successfully marketed an App to its audience and has created a significant install base, the podcaster can offer new content on a subscription basis or release a special episode, in addition to its normal podcast episodes, and charge a nominal fee ($1 - $3) for that episode to its audience.  By having a successful, extremely easy to use micropayment platform in iTunes/iPhone/iPod Touch, Android and Google, the podcast audiences are willing to pay a nominal fee ($1.99), from time to time, for special episodes of their favorite podcast and even sign up for inexpensive subscriptions ($.99 a month; $8.99 for 12 months) of new content.  Wizzard earns a portion of the subscription and episode revenue for administering the App account and delivering the content to the consumer.

   WIZZARD MEDIA - ADVERTISING

In the third quarter of 2011, Wizzard executed advertising campaigns for companies including JC Penney, Hover and Audible.  These campaigns run across multiple shows, bringing the total number of advertising campaigns launched to date of 128, with 17 different advertisers.  In the third quarter of 2011, Wizzard delivered 12.7 million ad impressions, resulting in $52,863 of advertising revenue in the third quarter of 2011.

Wizzard’s Alchemy system is able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, which is used for multiple advertising campaigns.  Using the Alchemy system, the Wizzard Media Network had the capability to deliver over 819,363,760 advertisements in the third quarter of 2011 if 2.5 advertisements were placed in every podcast request downloaded from the network.  In executing our strategy to increase our advertising with third party ad networks and portals, to date we have integrated the following third party ad networks: JumpTap, Medialets, iAds, and Admob.  While the revenue to date is minimal, we anticipate an increase in ad revenue from these networks in the future.  The advertising capability number mentioned above demonstrates to advertisers the reach of the Wizzard Media Advertising Network as most advertisers want to see the opportunity for large advertising campaigns when considering a new medium for their marketing plans.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.

Wizzard Media currently has 22 distinct ad categories we take to market.  As the number of publishers joining Wizzard’s Advertising Network grows, so does the available advertising inventory for Wizzard’s advertising sales team to sell.

Month		Potential Ad Impressions
July 2010	*	209,683,995
August 2010	*	217,246,837
September 2010		221,408,310
October 2010		229,233,365
November 2010		229,114,522
December 2010	*	223,289,675
January 2011	*	247,194,412
February 2011	*	214,224,217
March 2011		243,623,205
April 2011		235,829,927
May 2011		262,660,535
June 2011	*	261,060,697
July 2011	*	268,023,215
August 2011	*	279,321,000
September 2011		272,019,545
June 2011	*	261,060,697

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

Nielsen Certified Downloads for Ad Network
Month		Downloads
July 2010		83,873,598
August 2010		86,898,735
September 2010		88,563,324
October 2010		91,693,346
November 2010		91,645,809
December 2010		89,315,870
January 2011	**	98,877,765
February 2011		85,689,687
March 2011		97,449,282
April 2011		94,331,971
May 2011		105,064,214
June 2011	**	104,424,279
July 2011		107,209,286
August 2011		111,728,400
September 2011		108,807,818

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

2.     SPEECH TECHNOLOGY & SERVICES GROUP

Wizzard Software's legacy Speech Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T, as well as through our own Internet marketing efforts through Google, Yahoo and other major Internet search engines.  In the third quarter of 2011 Wizzard continued its Internet marketing efforts through major search engines and continues to modify it on a quarterly basis.

In the third quarter of 2011, our T&S Group saw a 13% increase in revenue over the third quarter of 2010 due to more than anticipated orders with our marketing efforts on the Internet and repeat customer business.  The T&S Group continues to focus its efforts on core assistive application, website audio and alert systems.  The website audio file distribution category currently shows the most promise for expanded business going forward.

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

3.   HEALTHCARE

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for seventeen years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 51% for the third quarter of 2011, from its home healthcare and staffing operations.

During the third quarter of 2011, we experienced a 5% increase in revenue over the third quarter of 2010.  This was driven by an increased use in our staffing services.   At the same time our home healthcare service continued to provide a consistent stream of revenue during the third quarter of 2011.

As we wrap up 2011, as with most organizations in today’s economy, we are approaching our healthcare business with skeptical optimism.  While the economy within Casper Wyoming appears to have been affected very little by the changes in the economy in the rest of the country, these conditions could change rapidly.  As for our operation in Billings, Montana and its focus on the medical staffing industry, we anticipate a possible modest increase in the demand for our medical staffing services during the fourth quarter of the year.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010.

During the third quarter ended September 30, 2011, Wizzard recorded revenues of $1,692,831, a 15% increase from revenues of $1,472,121 in the third quarter of 2010. The increase for the third quarter of 2011 reflects an increase in revenue across all segments, with our media segment driving the majority of the increase from hosting fees and app revenue.

Cost of goods sold totaled $883,274 in the third quarter of 2011, versus $946,497 in the third quarter of 2010.  This decrease of 7% is a result of the reduced bandwidth price obtained through our negotiations with our bandwidth provider.  We anticipate realizing the same reduction of bandwidth costs through the fourth quarter of 2011.  Wizzard posted a gross profit of $809,557 during the third quarter of 2011, versus a gross profit of $525,624 in the third quarter of 2010, an increase of 54%.

In the third quarter ended September 30, 2011, operating expenses totaled $1,283,589 which was a 7% increase from operating expenses of $1,204,491 in the third quarter of 2010.  Broken down by line item our operating expenses were:

Selling expenses in the third quarter of 2011 were $66,840 versus $204,436 in 2010, representing a 67% decrease over the prior year.  The decrease is due to the use of sales consultants in the third quarter of 2010 within our software segment, which were not utilized in the third quarter of 2011.

General and administrative expenses were $912,999 in 2011 versus $758,682 in 2010, an increase of 20%, due to expenses incurred to date related to due diligence work.  Salaries, wages and related expenses increased to $533,955 in 2011 from $484,421 in 2010, an increase of 10%, driven by the addition of personnel during the summer and increase in wages within our Software and Healthcare business segments.  Consulting fees increased to $234,325 in 2011 from $168,009, an increase of 39% from the use of consultants for due diligence work during the third quarter. Research and Development expenses in the third quarter were $69,425 versus $73,364 in 2010.

Other income of $850 versus other expense of $91,857 in the third quarter of 2010 consisted primarily of interest expense in 2010.  This decrease is due to the recording of non-cash interest expense for the extension of notes payable, issuance of warrants, and interest on notes payable in 2010 that were not applicable for 2011.

Wizzard's net loss available to common shareholders was $473,182, or $0.005 per share, in the quarter ended September 30, 2011.  This represents a 39% decrease from our net loss of $770,724, or $0.01 per share, in the third quarter of 2010. During the third quarter of 2011, non-cash expenditures totaled $68,900 versus $142,118 in the third quarter of 2010.

Nine months ended September 30, 2011 and 2010.

During the nine month period ended September 30, 2011, Wizzard recorded revenues of $4,719,269, a 15% increase over revenues of $4,091,721 for the same period in 2010.  The increase for the first nine months of 2011 reflects an increase in revenue from our Healthcare and Media segments due to the modest return of the economy, but primarily due to an increase in hosting fees and app sales within our Media segment.

In the nine months ended September 30, 2011, cost of goods sold totaled $2,566,167, a 3% decrease as compared to $2,632,640 in the nine months ended September 30, 2010. While we saw a decrease in COS in our media segment, we experienced an increase within our healthcare segment. Wizzard posted a gross profit of $2,153,102 during the first nine months of 2011, versus a gross profit of $1,459,081 in the first nine months of 2010, an increase of 48%.

Wizzard recorded total operating expenses of $3,425,368 during the nine months ended September 30, 2011, an 8% decrease as compared to operating expenses of $3,633,806 in the same period of 2010.  General and administrative expenses totaled $2,450,798 in the first nine months of 2011 versus $2,457,730 in the first nine months of 2010. Salaries, wages and related expenses decreased to $1,512,755 in 2011 from $1,517,601 in 2010. Consulting fees increase from $577,552 in 2011 versus $511,555 in 2010.

Selling expenses in the first nine months of 2011 were $180,485 versus $417,807 in 2010.  This 57% decrease was due our efforts to focus on controlling cost and spending during 2011, especially within our media and software segments.  Research and Development expense decreased to $216,533 in the first nine months of 2011 from $246,714 in the first nine months of 2010.

Other expenses of $236,417 versus $1,096,747 in the third quarter of 2010 consisted primarily of re-pricing expense, note extension expense and interest expense..  This decrease is due to recording $262,287 of non-cash interest expense for cashless exercise of warrants and $478,786 for issuance of common stock to extend the maturity date on notes payable during 2010, and $190,735 of non-cash interest expense for the accretion of the discount on notes payable during 2010 versus $243,876 for the re-pricing of equity instruments during 2011.

Wizzard's net loss available to common shareholders was $1,508,683, or $0.02 per share, in the first nine months of 2011.  This represents a 54% decrease from our net loss of $3,271,472, or $0.05 per share, in the first nine months of 2010. During the first nine months of 2011, non-cash expenditures totaled $402,076, a 70% decrease from non-cash expenditures of $1,346,472 in the first nine months of 2010.

The following is a summary of non-cash expenditures:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
NON-CASH EXPENDITURES
Amortization of discount on notes payable	0	52,963	5,329	243,698
Re-pricing and extension of warrants	0	0	243,876	262,285
Stock option grants	33,588	9,126	78,863	43,039
Depreciation and amortization expense	12,952	60,854	45,048	186,010
Interest expense paid with stock	0	10,876	9,942	68,739
Change in FMV of derivative liability	0	0	(15,784)	0
Extension of notes payable	0	0	0	478,786
Non-cash expense	46,540	133,819	367,274	1,282,557
Expenditures paid with issuance of stock	22,360	8,299	34,802	63,915
Total non-cash expenditures	68,900	142,118	402,076	1,346,472

Liquidity and Capital Resources.

Cash on hand was $1,709,050 at September 30, 2011, an increase of $1,441,845 over the $267,206 on hand at December 31, 2010.  Cash used in operations for the nine months ended September 30, 2011, was $1,320,571, a decrease of 37% over the $2,090,130 cash used in operations for the nine months ended September 30, 2010.

Cash provided by financing activities was $2,923,575 which was from the issuance of 5,000,000 shares upon notice of exercise of warrants by five institutional investors, and the company received $1,100,000 in cash; the issuance of 14,000,000 shares of common stock, par value $.001, and 5,283,187 warrants to purchase common stock at $0.43 per share, for a total amount of $2,823,575, net of fees of $256,400; and the payment of $1,000,000 notes payable, during the nine months ended September 30, 2011.  In the first nine months of 2010, the Company closed a Subscription Agreement by which five institutional investors purchased 8,000,000 shares of common stock for $1,975,000.

Cash used in investing activities was $161,160, which was from the Company executing a Securities Purchase Agreement to purchase marketable securities (30 million shares, equal to 3.6% of the outstanding shares, of Reach Messaging Holdings, Inc. Common Stock, par value $.001 for $150,000 and warrants to purchase an additional 30 million shares of common stock at $0.01 per share).

The Company believes it is still in the early stages of the new and developing digital media publishing services industry, and estimates it will require approximately $150,000 per month to maintain current operations and grow our digital media business.

The following table reflects our contractual obligations as of September 30, 2011:

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

As of September 30, 2011, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the three month period ended September 30, 2011, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description

N/A	N/A	N/A	N/A

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   (Removed and Reserved.)

Item 5.   Other Information.

(a)   None, not applicable

(b)  During the quarterly period ended September 30, 2011, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

31.1 - 302 Certification of Christopher J. Spencer

31.2 - 302 Certification of John Busshaus

32 - 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date:	11/14/11	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	11/14/11	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	11/14/11	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	11/14/11	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	11/14/11	/s/ Douglas Polinsky
Douglas Polinsky
Director