Form 10-K
period 2011-12-31
WIZZARD SOFTWARE CORP /CO
filed 2012-03-30
CIK 1074909

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

Yes [ ]  No [X]

The aggregate market value of the registrant’s voting and nonvoting common equity held by non-affiliates of the registrant as of the last business day of June 30, 2011, the registrant’s most recently completed second fiscal quarter, was $17,047,315 based on the last sales price of the registrant’s common stock reported on the NYSE Amex on that date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes shares held by directors, officers, and stockholders whose ownership exceeded 10% of the Registrant’s outstanding Common Stock. Exclusion of these shares should not be construed to indicate that any such person controls, is controlled by or is under common control with the Registrant.

As of March 2, 2012, there were 8,163,790 shares of common stock, par value $0.001, of the registrant issued and outstanding.*

*  Unless otherwise indicated herein, all share figures in this Annual Report retroactively reflect the reverse split of the registrant’s outstanding shares of common stock in the ratio of one for twelve, which was effectuated on February 23, 2012.

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

     Our products and services include:

Podcasting Hosting and Media Services - Wizzard Media provides a web based podcast distribution platform for podcast producers wanting to broadcast their audio or video show to people worldwide, in most cases through RSS distribution. Wizzard Media hosts over 1.5 million podcast episodes for over 10,883 podcast shows and distributes them to over 20 million unique monthly audience members.  Wizzard’s service accumulates and provides audience statistics as well as provides advertising sales, ad insertion and App creation and sales to help podcasters generate revenue.  Wizzard receives all publishing revenues generated and at least 50% of advertising and App sales revenues.

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

When one creates a podcast, they upload it on the internet to a host, who creates an individual RSS feed and then continuously broadcasts the show out to anyone who subscribes.  Podcast hosts also maintain viewer statistics, blogs, web pages and a host of other tools and services for podcasters to broadcast; manage and promote their shows.

Wizzard Media is the media division for our business.  As the world's largest podcasting network, Wizzard Media currently broadcasts over one hundred million (100M) podcast shows each month.   The Wizzard Media Network received over 1.2 billion download requests in 2011.  With the continued success of the iPod Touch, iPhones, Android phones and an improved Apple TV along with other phone and media players supporting podcasts, we expect podcasting to continue to grow in the near term.

Wizzard Media received an average of 4.8 million podcast requests for episodes per day for 10,883 unique podcast shows for a total of 1.8 million hours of daily programming.  These podcasts are consumed by millions of people around the world creating what management believes to be a strong media asset and a very compelling marketing platform for brand advertisers. We strongly believe that Wizzard Media is uniquely positioned to capture a significant portion of total advertising spending on podcasts in the future as we offer a rich inventory of popular content, strong consumption statistics and geographically and keyword targeted advertising capabilities.  While there can be no future pricing guarantees, the podcasting industry is currently charging, and plans to continue to charge, between $.005 and $.01 per downloaded ad.  The ads tend to be no longer than 15 seconds and several ads can be inserted in one twenty minute episode.

Wizzard Media is the catalyst for attracting sponsors and advertising opportunities for the podcasts we currently broadcast.  Applying our geographical targeting capabilities we can find strong, relevant advertising opportunities for national brands, which is a significant revenue generating opportunity for Wizzard and for our content producers.  Advertisers and consumers alike want relevant, focused advertisements, something clearly lacking in today's digital media offerings, yet can be accomplished using our combined technologies and skills.  Using our dynamic advertisement insertion technology we can insert the ad in the front, the back or even at a very specific point inside the podcast where it is most relevant to the listener.  Management believes this fundamental feature gives Wizzard Media a strong competitive advantage making it easier to attract advertisers and sponsors who want to successfully align their brand of products and services with high-value content and a targeted audience on our network.

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

Wizzard provides Apps as a free tool to podcasters on the Wizzard Network to every podcaster on the network.  Currently, there are approximately 10,883 podcast shows on the Wizzard Network and over 20 million audience members, of which approximately 70% use iTunes to discover and download podcasts.  Audience members watch and /or listen to podcasts on their phone, ipad, ipod or android service.  Wizzard submits custom Apps to various App Stores for approval, which is not guaranteed and is based on the terms of service and an approval process, and will manage the collecting of the revenue from Apple, Google, Amazon and other App Store operators and distribution of the podcaster’s share of the revenues.  Wizzard expects to retain approximately 35% of the sale price that will range from $.99 to $4.99 in most cases.

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

HEALTHCARE – Home Healthcare Services and Nurse Staffing

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for 17 years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 52% for 2011, from its home healthcare and staffing operations.

Research and Development

During the calendar years ended December 31, 2011 and 2010, the Company spent $286,410 and $320,600, respectively, on research and development.

Necessary Material

We depend upon a speech recognition company to license us their speech recognition engines.  It is these engines upon which we create our applications.  We do not foresee any difficulty in continuing to license these engines, due to the competitive market between their manufacturers.

Licenses

We have the following license, which is integral to our business operations:

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

Employees

Currently, we have 50 full time employees and 100 part time employees who spend a significant amount of their time working for Wizzard in our Media, Healthcare and Software divisions.

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

•

we are at the mercy of App Store providers approval process who control if we can sell our App through their      stores;

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

Wizzard's net loss available to common stockholders was $9,979,883, or $1.31 per share and $4,110,459, or $0.76 per share, for the years ended December 31, 2011 and 2010, respectively.  Because we need to establish our brand and services, we expect to incur increasing sales and marketing, product development and administrative expenses, and as a result, we will need to generate significant revenues to achieve and maintain profitability.  We cannot assure you that we will ever be able to operate profitably.

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

Approximately 7,870,805 shares of our common stock are presently publicly traded.  This number could be increased by the 497,738 shares underlying outstanding warrants.  This potential increase in the number of shares that may be available for public trading from 7,870,805 shares to 8,368,543 shares may dramatically reduce the price of our common stock on the basis of supply and demand alone.  In addition, a significant number of our other currently outstanding shares are eligible for public resale under Rule 144 of the Securities and Exchange Commission, and sales of these shares may also place downward pressure on our stock price.

Item 1B.  Unresolved Staff Comments.

 Not applicable to smaller reporting companies.

Item 2.  Properties.

Wizzard's corporate offices are located at 5001 Baum Blvd., Suite 770, Pittsburgh, PA 15213.  They consist of approximately 3,100 square feet of space, which is rented for $4,446 per month.  The lease is currently on a month to month basis.  Wizzard continues to maintain a sound business relationship with the landlord.  Even though each party may exit the lease with a 30 day written notice, Management does not foresee a significant risk, especially with the current state of the economy.  Wizzard also maintains offices in Casper, Wyoming and Billings, Montana for our Interim Healthcare operation, which are rented for $4,750 and $1,406 per month, respectively.  The Casper lease ends June 2018, and the Billings location entered a 3 year lease agreement beginning March 1, 2011.

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

Item 4.  Mine Safety Disclosures.

None; not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 6, 2012, 8,163,790 shares of our common stock were outstanding and the last reported sales price for our common stock on the NYSE Amex was $2.10 per share.  We have approximately 7,000 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name”.

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

The quarterly high and low closing sales prices for our shares of common stock since public trading of these shares for the last two years are as follows:

	Low *	High *
Fiscal Year 2011
Fourth quarter	$1.44	$2.16
Third quarter	$1.68	$2.88
Second quarter	$1.56	$3.06
First quarter	$2.76	$5.28

Fiscal Year 2010
Fourth quarter	$2.64	$3.60
Third quarter	$2.16	$2.88
Second quarter	$2.28	$3.24
First quarter	$3.60	$4.80

*  These figures retroactively reflect the one-for-twelve reverse split of Wizzard’s outstanding shares of common stock that was effectuated on February 23, 2012.

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The following information is provided as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	87,583	$ 2.88	137,011

Equity compensation plans not approved by stockholders	32,000	$ 20.88	52

Total	119,583	$ 7.72	137,063

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have issued the following restricted shares of common stock during the calendar years ended December 31, 2011, 2010 and 2009, respectively:

Name	Date	Shares	Description

One LLP	1/19/11	20,834	GHS Settlement
Mill City	11/16/10	16,928	Extension of Note Payable
Isle Capital	11/16/10	10,157	Extension of Note Payable
Whalehaven	11/16/10	1,667	Extension of Note Payable
Steve Parker	5/13/10	4,167	Purchase of Distribution Rights
Tak Fung	5/13/10	5,000	Purchase of Distribution Rights
Alpha Capital	1/6/10	8,334	Extension of Note Payable
Mill City	1/6/10	26,042	Extension of Note Payable
Isle Capital	1/6/10	15,625	Extension of Note Payable
CM Productions LLC	11/25/09	1,667	Purchase of Developer App
100 Proof Software	11/25/09	1,667	Purchase of Developer App
Tyler Street	11/25/09	6,250	Purchase of Developer App
Sylvain Nowé	11/25/09	4,167	Purchase of Developer App
John Koistra	9/17/09	1,709	Purchase of Developer App
Victor Nguyen-Thinh Bui	9/17/09	1,709	Purchase of Developer App
Phase 2 Media	9/17/09	8,334	Purchase of Developer App
Julien Dufrenne	9/17/09	1,250	Purchase of Developer App
Gary Fung	9/17/09	25,000	Purchase of Developer App
Arthur Douglas	9/17/09	16,667	Services Rendered
Alpha Capital	9/17/09	17,531	Warrant Conversion
John Acunto	2/17/09	4,167	Services Rendered

Management believes that the offer and sale of these securities was exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder, due to the limited number of recipients and the Company’s reasonable belief of their status as accredited or sophisticated investors.

During the quarterly period ended December 31, 2011, we did not receive any proceeds from the exercise of warrants for which the underlying shares were registered with the Securities and Exchange Commission.

During the quarterly period ended December 31, 2011, we did not receive any proceeds from the sale of common stock.

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

	Year ended December 31,
(in thousands, except per share data)	2011	2010	2009	2008	2007
OPERATING DATA:
Total revenue	$ 6,540	$5,540	$5,194	$6,108	$5,164
Net loss	(9,980)	(4,110)	(6,509)	(7,692)	(10,196)
Net loss available to common stockholders	(9,980)	(4,110)	(6,509)	(10,065)	(17,931)
Basic and diluted net loss per common stockholder	(1.31)	(0.76)	(1.56)	(2.76)	(5.28)

	As of December 31,
(in thousands)	2011	2010	2009	2008	2007
BALANCE SHEET DATA:
Working capital	$1,063	$(1,335)	$(1,255)	$670	$3,570
Net property, plant and equipment	36	79	129	211	185
Intangible assets & goodwill	12,674	20,460	20,538	20,497	20,725
Total assets	14,783	21,355	22,005	23,246	27,850
Long-term liabilities:
Long-term debt	0	0	0	1,000	1,739
Other	0	0	0	0	0
Total long-term liabilities	0	0	0	1,000	1,739
Total stockholders’ equity	13,776	19,208	19,416	20,383	22,746

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

Company Overview

Below is an update of our entire business, from our most recent entry into podcasting and apps, where we expect most of our future growth to occur, to our legacy businesses of offering core speech engine tools for software developers and technology solutions for the healthcare industry.  Currently, our healthcare operations make up 52% of our revenue, but we expect our Media business to become our largest revenue generator at some point in the near future, and provide the largest revenue growth and profits.  We believe this due to the size of our podcast operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through our publishing platform, sale of Apps and paid subscriptions for content.  The network growth of our media operation has occurred faster than initially expected and it is Management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and advertisers and audiences showing increased interest in the medium.  Wizzard believes that our network and relevance in our industry will continue to grow and that Wizzard is positioned to be one of the leading companies in the podcast monetization business.

1.     WIZZARD MEDIA

Wizzard Media is the four-year old division for our digital media and entertainment business.  Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method for episodic, audio and video shows.  The Wizzard Media Network received over 450 million download requests for shows in 2006, 1 billion download requests in 2007, 1.2 billion download requests in 2008, 1.4 billion download requests in 2009,  1.6 billion in 2010 and 1.3 billion in 2011 to approximately 50 million total audience members throughout the year.  Wizzard's publishing platform hosts 12,400 shows in 2011. Management believes that Wizzard Media offers the best podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  The total number of episodes on the Wizzard Network totaled 979,755 in 2011, all of which are available for immediate distribution.  With the continuing success of iPods, iPhones, iPads, Android’s mobile phones, Blackberry’s smartphones, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  Wizzard's LibsynPRO Enterprise service had 78 network publishers in 2011.  As Wizzard Media derives a portion of its revenues through data transfer from PRO customers, launching a new, feature rich version of the PRO publishing platform provides Management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business.  Throughout 2011, revenue from data transfer totaled $291,333.

WIZZARD MEDIA – PUBLISHING SERVICES

     Hosting, Distribution Network, Content, Platform Development

In 2011 the Wizzard Media Network received approximately 1.3 billion download requests for podcast episodes vs. 1.6 billion download requests in 2010, from a wide variety of distribution outlets to which Wizzard syndicates content.  The Wizzard Media network received over 3.44 million requests for shows per day throughout 2011.  Our network reaches over 20 million people around the world, creating what Management believes is a strong media asset and a very compelling platform for advertisers as well as smartphone App sales.  Download requests are calculated by counting the number of shows requested for download by audience members.  Wizzard works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform and through the sale of Apps.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Wizzard’s third party advertising partners and its in-house advertising sales team to fill.

Currently, Wizzard Media distributes digital shows for our producers to a variety of web portals and content aggregators (approximately 27 in all), for both download and video streaming.  Approximately 70% of the shows Wizzard distribute reach audiences using Apple’s iTunes platform which includes iTunes on the computer, iPods, iPads, iPhones and Apple TV.  It is Management’s opinion that the Wizzard Media Network’s substantial presence in the iTunes Podcast Store is one of the Company’s most valuable assets as consumers using iTunes are early adopters and spend money regularly on digital media. We believe this provides Wizzard with a unique offering for advertisers seeking that type of consumer and provides Wizzard with monetization opportunities for its podcast publishers through the sale of individual and network wide Apps.

Wizzard Media's technical development team continues to make significant accomplishments in terms of maintaining and expanding our publishing platform.  This has maintained strong availability for producers and consumers as our user base continues to build and grow.

During the fourth quarter the team focused on developing a new internally branded paywall system with the ability to lock-down media serving. This system will allow top tier producers to sell and serve premium content.  The team also rolled out a new billing system and customer sign up system for its indie network, bringing higher reliability, better tracking and a simpler user experience for producers. On the iOS front, the team dramatically ramped up the Podcast Box and also introduced the Podcast.com apps to the App Store.  In the first stage of its social media integration the team added On-Publish support for Facebook and Twitter, first as a beta and then into general availability.  This resulted in 3,000 combined posts to Facebook and Twitter from Libsyn during the fourth quarter. Lastly the team worked on prototypes of an HTML5 player to replace the flash based Wizzard Player and a new Directory web app which will serve as the basis for Wizzard's Facebook integration in quarter 1 of 2012.

We migrated Libsyn Indie users to the Libsyn3 platform throughout 2010.  The migration was completed in early 2011 and represents a significant milestone in the upgrade of the features offered to our Producers.  In migrating the 5 year old Libsyn Indie customers to the new Libsyn3 platform we were able to ‘clean up’ many non paying, in-active accounts during 2011.  As a result, we now have 10,883 active podcast accounts.  While this number is down, the number does not represent a drop in paying customers or revenue; it is solely a more accurate count of our active accounts.

WIZZARD MEDIA - APPS

Apps are small software applications that users can purchase and download to their iPhone and iPod Touch mobile devices with relative ease.  During 2011, there were over 500,000 Apps in the App Store that have been downloaded by consumers over 25 billion times.  App categories include video games, sports, productivity, entertainment, education and health & fitness.  Some of these Apps are free, while others have to be purchased.  These Apps range in price from $.99 to $100.00, with the average price under $4.99.  During 2011, Wizzard continue its push on the Apps market using its podcast network and active podcasters to promote the Apps to consumers.  Apple, Amazon and Google retain 30% of all App sales to cover the cost of running the App Store and App owners/developers receive 70% of the sales proceeds.  Wizzard believes it can continue to generate revenue through the iTunes Store, Google Market Place and Amazon App Store are briefly outlined below.

Sale of Podcast Apps

Wizzard created Apps that work on the iPhone and Android platforms and are currently for sale in the iTunes App Store, and the Amazon App Store. Wizzard currently has approximately 2,111 Apps for sale.  Podcasters then market their very own App to their show’s audience, many of whom use iPhones, iPods and Android phones.  Management believes podcasters can be very successful marketing Apps to their audience, as they know their audience better than anyone else and are great influencers of their audience.  The reasons Management believes an audience member would want to purchase Apps are: 1) Easier, faster access to the content.  2) Bonus content exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts.  4) Social communication features.

Wizzard now offers this App as a free monetizational tool to podcasters on the Wizzard Network as long as they have a qualifying monthly account.  Currently, there are approximately 10,883 shows on the Wizzard Network and approximately 20 million audience members who consume podcasts.  Wizzard submits each App for approval, which is not guaranteed and is based on the respective terms of service and approval process of the App Store, and manages the collecting of the revenue and distribution of the podcaster’s share of the revenues.  Wizzard expects to retain approximately 35% of the sale price that ranges from $.99 to $4.99 in most cases.  Wizzard has submitted over 2,800 podcast Apps and has received approval for 2,111 Apps.  These Apps are currently being sold around the world via Apple’s App Store and the Amazon App Store. Throughout 2011, revenue from App sales totaled $353,971.

Wizzard developed a “Network App” which allows for hundreds of podcast Apps, inside one fully functional App.  This is very similar to Amazon’s Kindle App that includes tens of thousands of books inside one App.  This Network App, if accepted into the various App stores, allows us to: 1) continue our business plan to offer App monetization tools to all producers in a streamlined, efficient process; 2) comply with the continually evolving and sometimes inconsistent App approval standards and their desire not to have ‘cookie-cutter’ Apps for all 250,000 podcasts in iTunes in the App Store causing approval delays and rejections; 3) have more control over the actual marketing of the podcast Apps through expanded distribution of the Network App and cross promotional opportunities; 4) focus more time and attention on podcast shows with larger audiences that sell more apps than the smaller podcast shows.  As a result of this change in ‘go to market’ strategy for iPhone Apps, Wizzard believes it could enhance revenues going forward due to the fact that we will have more control over the marketing of, wider distribution and more opportunities to generate revenues with a Network App.  For example, we could include widespread targeted promotions for Groupon or provide offers allowing people to earn Facebook credits.  For our Amazon App products, we plan to continue to create individual Apps for podcasts on our network and off network, focusing on podcasts with the largest audiences.  As the Android Market continues to evolve, we may consider an option to create a Network App as the business model dictates.

Sale of Podcast Subscriptions and Episodes Via Custom Podcast Apps

Once a podcaster has successfully marketed an App to its audience and has created a significant install base, Management believes that from time to time the podcaster can offer new content on a subscription basis or release a special episode, in addition to its normal podcast episodes, and charge a nominal fee ($1 - $3) for that episode to its audience.  By having a successful, extremely easy to use micropayment platform in iTunes/iPhone/iPod Touch, Android and Amazon, Management believes that podcast audiences will be willing to pay a nominal fee ($1.99), from time to time, for special episodes of their favorite podcast and even sign up for inexpensive subscriptions ($.99 a month; $8.99 for 12 months) of new content.  Wizzard earns a portion of the subscription and episode revenue for administering the App account and delivering the content to the consumer.

 WIZZARD MEDIA - ADVERTISING

In 2011, Wizzard executed multiple national brand advertising campaigns for companies including Audible and Lego.  These campaigns run across multiple shows, with different advertisers, resulting in $264,355 in 2011 advertising revenue.

Wizzard’s Alchemy system is able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, which was used for multiple advertising campaigns throughout 2011.  Using the system, the Wizzard Media Network had the capability to deliver 4,006,081,205 advertisements in 2011 if 2.5 advertisements were placed in every podcast request downloaded from the network.  In order to increase the percentage of filled advertising inventory we must continue to execute on our advertising sales strategy, integrate third party ad networks and portals and create relationships with more advertising agencies and their clients.  The advertising capabilities number mentioned above and the tables for download inventory (below) demonstrates to advertisers the reach of the Wizzard Media Advertising Network as most advertisers want to see the opportunity for large advertising campaigns when considering a new medium for their marketing plans.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.

Client results of our largest advertising execution to date were excellent in Management's opinion and we expect more buys from the client in the future. We have now had multiple advertisers renew campaigns with Wizzard including one advertiser that is on its 48th campaign, demonstrating what Management believes is excellent back-end ad operational customer service on Wizzard's part and a satisfactory ROI for our clients.

Wizzard Media currently has 22 distinct ad categories we take to market.  As the number of publishers joining Wizzard’s Advertising Network grows, so does the available advertising inventory for Wizzard’s advertising sales team to sell.

Month		Potential Ad Impressions
October 2010		229,233,365
November 2010		229,114,522
December 2010	*	223,289,675
January 2011	*	247,194,412
February 2011	*	214,224,217
March 2011		243,623,205
April 2011		235,829,927
May 2011		262,660,535
June 2011	*	261,060,697
July 2011	*	268,023,215
August 2011	*	279,321,000
September 2011		272,019,545
October 2011		299,068,565
November 2011		350,041,795
December 2011	*	391,376,530

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

Nielsen Certified Downloads for Ad Network
Month		Downloads
October 2010		91,693,346
November 2010		91,645,809
December 2010		89,315,870
January 2011	**	98,877,765
February 2011		85,689,687
March 2011		97,449,282
April 2011		94,331,971
May 2011		105,064,214
June 2011	**	104,424,279
July 2011		107,209,286
August 2011		111,728,400
September 2011		108,807,818
October 2011		119,627,426
November 2011		140,016,718
December 2011		156,550,612

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

In 2011, our T&S Group saw the same level of revenue as 2010.  The T&S Group continues to focus its efforts on core assistive application, website audio and alert systems.  The website audio file distribution category currently shows the most promise for expanded business going forward.

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

3.   WIZZARD HEALTHCARE

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for 17 years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 52%, from its home healthcare and staffing operations.

As the census (number of patients utilizing facilities) continues to be low in the hospital, we are taking the necessary steps to position ourselves in preparation of an upturn in the census for these facilities so when the economy recovers the result is an increase in the use of our services.  At the same time our home healthcare service continued to be strong and provided a consistent stream of revenue through 2011.  While we have not yet returned to the levels achieved prior to the down turn in the economy, we have seen an increase in revenue for staffing services in Billings, Montana, and an increase in revenue over the prior year within our Home Healthcare segment.  Our home healthcare services continued to be strong and provided a consistent stream of revenue during 2011.

In 2012, as with most businesses in today’s economy, we are approaching our healthcare business with conservative optimism.  As for our operations in Billings, Montana and its focus on the medical staffing industry, we anticipate a possible modest increase in the demand for our medical staffing services during the upcoming year.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

Our home healthcare business continues to be a substantial revenue generator for our Company as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.  Although this has been a gradual process, we believe that we continue to build a solid business that will offer a complimentary package of new technology and traditional services.

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

Accounts Receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, as well as information obtained from suppliers and past experiences with customers.  In some instances, we require new customers to make prepayments.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. We established an allowance for doubtful accounts of $34,200 and $34,200 at December 31, 2011 and 2010, respectively.

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

Stock-based compensation - The Company accounts for options in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 718, Compensation – Stock Compensation.  For the years ended December 31, 2011 and 2010, the Company recorded stock-based employee compensation expense of  $92,888 and $52,164, respectively,  and stock –based compensation expense to employees and consultants of $61,869 and $103,555, respectively, for options that were issued and immediately exercised. The remaining estimated pretax amortization on unvested options will be recognized during 2012.  The plans are more fully described in Note 8 of our consolidated financial statements.

Estimating the fair value of options granted requires us to utilize valuation models and to establish several underlying assumptions. The fair value of option grants was estimated using the Black-Scholes option valuation model based on the following weighted average assumptions:

	2011	2010
Dividend yield	0%	0%
Expected life	3 yrs	3 yrs
Expected volatility	100.7%	87.8%
Risk-free interest rate	1.09%	1.4%

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

Restatement - On February 23, 2012, the Company affected a 1 for 12 reverse stock-split.  All references to stock issuances and per share data have been reflected in these financial statements.

Results of Operations.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Wizzard derives its revenue from podcast publishing platform fees, podcast advertising sales, App sales as well as through speech recognition and text-to-speech programming tools, distributable engines and speech related consulting services and support.  Additionally, Wizzard derives revenues through the offering of home healthcare services through its wholly-owned subsidiary, Interim Healthcare of Wyoming, Inc.

During 2011, Wizzard recorded revenues of $6,540,217, an increase of $1,000,095, or approximately 18%, from our revenues of $5,540,122 in 2010.  This increase was driven by our Media business and Home Healthcare segments.  The increase in home healthcare revenue was the result of the increased use of our services, especially a return to using temporary staffing during 2011.  The Media business saw significant increases in Hosting fees and App sales.  The increase in hosting fees was due to the increase in the number of producers using our services.  Our Software segment experienced a slight revenue increase of 3% from the previous year.

During 2011, cost of goods sold was $3,475,386, a decrease of $55,717, or approximately 2%, over the 2010 figure of $3,531,103.  This decrease was driven by reduced bandwidth cost throughout 2011 in our media business, however this was offset by an increase within our home healthcare segment, which was driven by the increase in sales of our services during 2011.  Wizzard generated a gross profit of $3,064,831 in 2011, versus a gross profit of $2,009,019 in 2010, an increase of 53%.

In 2011, Wizzard had operating expenses of $12,658,822, as compared to $4,814,877 in 2010, an increase of 163%.

Selling expenses decreased to $258,294 in 2011, from $478,801 in the prior year.  This decrease of 46% is due primarily to our decreased spending on marketing efforts throughout 2011.

General and administrative expenses decreased to $1,273,661 in 2011, from $1,299,982 in the prior year, a decrease of 2%, due to our continued effort to control overhead costs within our Media business segment during 2011.   Salaries, wages and related expenses increased to $2,147,831 in 2011 from $1,987,649 in 2010, an increase of 8%, which is a result of salary increases for employees across all segments. Consulting fees increased to $906,869 in 2011 from $727,845, an increase of 25%. This increase was due to the use of consultants for the due diligence work on the proposed FAB acquisition.  This expense incurred during 2011 totaled approximately $376,000.

Wizzard incurred non-cash legal, public relations and consulting fees of $61,869 in fiscal 2011, as compared to $103,555 in 2010.  Wizzard has been able to pay for valuable and sometimes critical services with our common stock.  This has helped us to use our cash for operations.  For all such stock issuances, we valued the stock at the market price at the close of the day of issuance.  All related expense was recorded the same day.  During the fourth quarter 2011, the Company recorded a $7,785,757 non-cash charge for impairment of goodwill due to a decrease in the estimated fair value of the Company’s reporting units.

Interest expense decreased to $256,580 in 2011, from $1,142,642 in 2010, due to amortization of $5,329 in 2011 versus $344,294 in 2010 of the discount on our 5% convertible note payable related the beneficial conversion feature and warrants issued in connection with the convertible notes payable.  During 2011, the remaining convertible notes payable and Series A Preferred Stock were converted to common stock, thus the reduction in interest expense.

Net loss available to common stockholders increased 143% to $9,979,883 in 2011, as compared to a net loss available to common stockholders of $4,110,459 in 2010.  This increase in net loss available to common stockholders for 2011 was primarily due to the recording of $7,785,757 non-cash expense for impairment of goodwill for 2011versus the amortization of 5% notes payable of $344,294 for 2010, and $262,284 in 2010 for issuance, re-pricing and extension of warrants.   Basic and diluted loss per common share was $1.31 in 2011, compared to $0.76 in 2010.

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

In 2010, Wizzard had operating expenses of $4,814,877, as compared to $5,640,032 in 2009, a decrease of 15%.

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

Net loss available to common stockholders decreased 37% to $4,110,459 in 2010, as compared to a net loss available to common stockholders of $6,509,017 in 2009.  The decrease in net loss available to common stockholders for 2010 was primarily due to the recording of a non-cash expense on the amortization of 5% notes payable of $1,146,383 for 2009 versus $344,294 for $2010, and interest expense of $1,306,168 in 2009 versus $262,284 in 2010 for issuance, re-pricing and extension of warrants.   Basic and diluted loss per common share was $0.76 in 2010, compared to $1.56 in 2009.

Liquidity and Capital Resources.

2011 compared to 2010

Current assets at December 31, 2011 included $2,029,147 in cash and accounts receivable, an increase of $1,260,048, or 164%, from our cash and accounts receivable of $769,099 at December 31, 2010.  The increase is due to the issuance of common stock for cash in January 2011.

During fiscal 2011, our operating activities used net cash of $1,587,156, as compared to $2,423,158 in net cash used by operating activities during 2010.

In 2011, depreciation and amortization expense was $53,790, which was down from $209,233in 2010.  This decrease was attributed to purchase of Developer Apps during 2009 and the related amortization of these intangibles through 2010.  No such purchases were made during 2011.

Net cash used in investing activities increased to $161,160 in 2011, versus $42,530 in 2010.  During 2011, the Company purchase $11,160 of equipment, versus 2010, where the Company paid $42,530 for equipment.  The company also invested $150,000 in marketable securities in 2011.  No such investments were made in 2010.

In 2011, net cash provided by financing activities increased to $2,923,575, from $1,975,000 in 2010.  Cash of $1,975,000 was provided by the issuance of common stock in 2010, less the payment of offering costs of $25,000; in 2011, cash of $3,923,575 was provided by the issuance of common stock, less the payment of offer costs of $256,425.  Also during 2011, the Company paid off its $1,000,000 of notes payable.

At December 31, 2011, the Company had working capital of $1,062,662, as compared to negative working capital of $1,334,708 at December 31, 2010.  This increase in working capital is due to cash received for the issuance of common stock during 2011.

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

Net cash used in investing activities increased to $42,530 in 2010, versus $13,886 in 2009.  During 2010, the Company purchased $42,530 of equipment, versus 2009, where the Company paid $13,886 for equipment.

In 2010, net cash provided by financing activities increased to $1,975,000, from $1,754,400 in 2009.  Cash of $1,975,000 was provided by the issuance of common stock in 2010, less the payment of offering costs of $25,000; in 2009, there was cash provided by the issuance of common stock of $1,754,400, less the payment of offering costs of $45,600.

At December 31, 2010, the Company had negative working capital of $1,334,708, as compared to negative working capital of $1,254,633 at December 31, 2009.  This decrease in working capital is due to use of cash for operating activities.

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

Item 8.  Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2011.

Date:	3/16/12	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/16/12	By:	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Pittsburgh, Pennsylvania

March 16, 2012

Gregory & Associates, LLC [Letterhead]

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

Pittsburgh, Pennsylvania 15213

We have audited the accompanying consolidated balance sheets of Wizzard Software Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting for the years ended December 31, 2011 and 2010.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting for the years ended December 31, 2011 and 2010.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Wizzard Software Corporation and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Gregory & Associates, LLC

March 30, 2012

Salt Lake City, Utah

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Statement of Financial Position	December 31, 2011	December 31, 2010
CURRENT ASSETS:
Cash	1,442,465	267,206
Accounts receivable, net of $34,200 and $34,200 allowance	586,682	501,893
Prepaid expenses	40,054	43,713
Total current assets	2,069,201	812,812

PROPERTY AND EQUIPMENT, net	36,303	78,933
GOODWILL	12,673,912	20,459,669
OTHER ASSETS	3,582	3,582
Total assets	14,782,998	21,354,996

CURRENT LIABILITIES:
Accounts payable	658,541	681,698
Accrued expenses	337,454	298,268
Notes payable - current portion	0	1,000,000
Convertible Debt, net of discount of $0 and $5,329	0	159,671
Deferred revenue	10,544	7,883
Total current liabilities	1,006,539	2,147,520

Total liabilities	1,006,539	2,147,520

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 and 4,000 Series A cumulative, convertible issued and outstanding, respectively	0	4
Common stock, $.001 par value, 200,000,000 and 100,000,000 shares authorized, respectively, 8,125,530 and 5,822,763 shares issued and outstanding, respectively	8,126	5,823
Additional paid-in capital	84,024,736	79,478,169
Accumulated deficit	(70,256,403)	(60,276,520)
Total stockholders' equity	13,776,459	19,207,476
Total liabilities and stockholders' equity	14,782,998	21,354,996

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2011	December 31, 2010	December 31, 2009
Wizzard Statement of Operations
REVENUE
Software	818,082	800,088	806,163
Healthcare	3,425,721	3,099,092	2,904,782
Media Services	2,296,414	1,640,942	1,482,745
Total Revenue	6,540,217	5,540,122	5,193,690
COST OF GOODS SOLD
Software cost of goods sold	304,825	328,943	315,027
Healthcare cost of goods sold	2,305,789	2,089,811	1,979,983
Media Services cost of goods sold	864,772	1,112,349	1,058,421
Total Cost of Goods Sold	3,475,386	3,531,103	3,353,431
Gross Profit	3,064,831	2,009,019	1,840,259
OPERATING EXPENSES
Selling expenses	258,294	478,801	592,064
General and administrative	1,273,661	1,299,982	1,413,825
Salaries, wages and related expenses	2,147,831	1,987,649	2,092,880
Consulting fees	906,869	727,845	1,230,922
Research and development	286,410	320,600	310,341
Impairment of goodwill	(7,785,757)	0	(84,512)
Total Operating Expenses	12,658,822	4,814,877	5,724,544
LOSS FROM OPERATIONS	(9,593,991)	(2,805,858)	(3,884,285)

OTHER INCOME (EXPENSE):
Loss on marketable securities	(150,000)	0	0
Extension of notes payable	0	(385,636)	0
Extension and re-pricing of warrants	(243,876)	0	(1,306,254)
Interest income	3,621	1,727	2,242
Interest expense	(12,704)	(757,006)	(1,323,828)
Other income (expense)	17,067	(163,686)	3,108
Total Other Income (Expense)	(385,892)	(1,304,601)	(2,624,732)
LOSS BEFORE INCOME TAXES	(9,979,883)	(4,110,459)	(6,509,017)
CURRENT INCOME TAX EXPENSE	0	0	0
DEFERRED INCOME TAX EXPENSE	0	0	0
NET LOSS	(9,979,883)	(4,110,459)	(6,509,017)

DIVIDEND
Preferred dividend	0	0	0

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(9,979,883)	(4,110,459)	(6,509,017)

BASIC LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	(1.31)	(0.76)	(1.56)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,615,663	5,387,033	4,168,716
DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	(1.31)	(0.76)	(1.56)
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,615,663	5,387,033	4,168,716

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY [Restated]

FOR THE YEARS ENDED DECEMBER 31 2011, 2010 AND 2009

					Additional
	Common Stock		Preferred Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance at December 31, 2008	3,809,498	$3,810	6,032	$6	$70,036,687	$(49,657,044)

Stock issued for consulting services	14,584	15	-	-	127,485	-

Stock issued upon exercise of options for services	86,514	86	-	-	491,506	-

Stock issued upon conversion of notes payable and accrued interest	96,858	97	-	-	506,137	-

Stock issued upon conversion of Series A Preferred Stock	154,167	154	(1,850)	(2)	(152)	-

Stock Issued upon conversion of warrants	142,074	142	-	-	1,013,325	-

Issuance of Common Stock	350,000	350			1,754,050	-

Acquisition of Developer Apps	51,750	52	-	-	366,968	-

Compensation for notes payable which were re-priced and terms extended	-	-	-	-	950,527	-

Compensation for warrants which were re-priced and terms extended	-	-	-	-	292,702	-

Compensation for vested stock options	-	-	-	-	38,371	-

Net Loss for the year ended December 31, 2009	-	-	-	-	-	(6,509,017)

Balance at December 31, 2009	4,705,445	$4,706	4,182	$4	$75,577,606	$(56,166,061)

Stock issued for consulting services	35,092	35	-	-	103,521	-

Stock issued upon conversion of notes payable and accrued interest	285,558	285	-	-	889,553	-

Stock issued upon conversion of Series A Preferred Stock	37,917	38	(182)	-	(38)	-

Stock Issued upon conversion of warrants	4,167	4	-	-	17,996	-

Issuance of Common Stock for cash	666,667	667	-	-	1,974,333	-

Acquisition of Developer Apps	9,167	9	-	-	37,991	-

Compensation for re-pricing and terms extended	78,750	79	-	-	825,043	-

Compensation for vested stock options	-	-	-	-	52,164	-

Net Loss for the year ended December 31, 2010	-	-	-	-	-	(4,110,459)

Balance at December 31, 2010	5,822,763	$5,823	4,000	$4	$79,478,169	$(60,276,520)

Stock issued for consulting services	29,167	29	-	-	81,470	-

Stock issued upon exercise of options for services	21,810	22	-	-	47,847	-

Stock issued upon conversion of notes payable and accrued interest	58,314	58	-	-	174,885	-

The accompanying notes are an integral part of these financial statements.

Stock issued upon conversion of Series A Preferred Stock	625,000	625	(4,000)	(4)	(621)	-

Stock Issued upon conversion of warrants	416,671	417	-	-	1,099,583	-

Issuance of Common Stock for cash	1,166,672	1,167	-	-	2,822,408	-

Forfeiture of Stock for Developer Apps	(15,417)	(15)	-	-	15	-

Change in FMV of Derivative Liability	-	-	-	-	(15,784)	-

Compensation for re-pricing and terms extended	-	-	-	-	243,876	-

Compensation for vested stock options	-	-	-	-	92,888	-

Fractional share adjustment with 1 for 12 reverse stock split	550	-	-	-	-	-

Net Loss for the year ended December 31, 2011	-	-	-	-	-	(9,979,883)

Balance at December 31, 2011	8,125,530	$8,126	0	$0	$84,024,736	$(70,256,403)

The accompanying notes are an integral part of these financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2011	December 31, 2010	December 31, 2009
Wizzard Statement of Cash Flows
Cash Flows from Operating Activities
Net loss	(9,979,883)	(4,110,459)	(6,509,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	5,329	344,294	1,146,383
Cashless exercise of warrants	243,876	262,284	1,306,168
Compensation for extension of notes payable	0	385,636	0
Stock for non cash expenses	61,869	103,555	619,092
Non-cash compensation - options issued	92,888	52,164	38,371
Impairment of goodwill	7,785,757	0	84,512
Change in value of derivative liability	(15,784)	0	0
Non-cash interest expense on notes payable	9,942	68,739	72,325
Depreciation and amortization expense	53,790	209,233	342,733
Loss realized on marketable securities	150,000
Change in assets and liabilities:
Increase (Decrease) Accounts receivable	(84,790)	41,945	221,081
Increase (Decrease) Prepaid expenses	3,659	(11,610)	6,538
(Increase) Decrease Accounts payable	(23,156)	102,956	148,572
(Increase) Decrease Accrued expense	106,686	121,739	(144,313)
(Increase) Decrease Deferred revenue	2,661	6,366	(45,426)
Net Cash Used in Operating Activities	(1,587,156)	(2,423,158)	(2,712,981)

Cash Flows from Investing Activities:
Purchase of property & equipment	(11,160)	(42,530)	(13,886)
Investment in marketable securities	(150,000)	0	0
Net Cash Used in Investing Activities	(161,160)	(42,530)	(13,886)

Cash Flows from Financing Activities:
Issuance of common stock	3,923,575	1,975,000	1,754,400
Payments on notes payable	(1,000,000)	0	0
Net Cash Provided by (Used in) Financing Activities	2,923,575	1,975,000	1,754,400

Net Increase (Decrease) in Cash	1,175,259	(490,688)	(972,467)
Cash at Beginning of Period	267,206	757,894	1,730,361
Cash at End of Period	1,442,465	267,206	757,894
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	52,799	112,023	110,656
Income taxes	0	0	0

(Continued)

The accompanying notes are an integral part of these financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:	For the Years Ended December 31,
	2011	2010	2009
Compensation for re-pricing and extension of warrants	243,876	262,284	1,306,168
Value of stock issued upon exercise of options for services	61,869	103,555	491,592
Value of stock issued to consultants	-	-	127,500
Amortization of discount on notes payable	5,329	344,294	1,146,383
Compensation upon vesting of stock options granted	92,888	52,164	38,371
Value of stock issued upon conversion of notes payable and related accrued interest	9,942	889,839	506,235
Change in fair market value of derivative liability	(15,784)	0	0
Loss realized on marketable securities	150,000	-	-
Value of stock issued for acquisition Developer Apps	0	38,000	367,020
Value of warrants issued for extension of notes payable	0	385,636	-

During 2011, the company issued 625,000 common shares upon conversion of 4,000 shares of Series A Preferred Stock.
On January 19, 2011, the Company recorded $114,349 of expense for the re-pricing of the conversion price of the Series A Preferred Stock from $9.60 to $6.399996 per share.

On January 21, 2011, the Company closed a Subscription Agreement by which six institutional investors purchased 1,166,672 shares of Common Stock, par value $.001 and 440,268 warrants, for a total amount of $2,823,575, net of fees of $256,400.

During 2010, the company issued 37,917 common shares upon conversion of 182 shares of Series A Preferred Stock.

On April 8, 2010, the Company changed the conversion price of the 5% Convertible Notes Payable from $4.80 per share to $3.00 per share.  This resulted in the recording of a beneficial conversion feature valued at $195,202

On April 8, 2010, the Company closed a Subscription Agreement by which five institutional investors purchased 666,667 shares of Common Stock, par value $.001 and 416,667 warrants, for a total amount of $1,975,000, net of fees of $25,000.

During 2009, the company issued 154,167 common shares upon conversion of 1,850 shares of Series A Preferred Stock.

On September 19, 2009, the Company changed the conversion price of the 5% Convertible Notes Payable from $6.00 per share to $4.80 per share.  This resulted in the recording of a beneficial conversion feature valued at $94,289

On June 19, 2009, the Company changed the conversion price of the 5% Convertible Notes Payable from $12.00 per share to $6.00 per share.  This resulted in the recording of a beneficial conversion feature valued at $451,990.

During 2008, the company issued 6,852 common shares upon conversion of 115 shares of Series A Preferred Stock and payment of $1,466 in dividend payable.

On December 2, 2008, the Company changed the conversion price of the 5% Convertible Notes Payable from $24.00 per share to $12.00 per share.  This resulted in the recording of a beneficial conversion feature valued at $420,885

On December 2, 2008, the Company amended the Series A Preferred Stock reducing the conversion price to common stock from $24.60 per share to $12.00 per share, and eliminating future cumulative dividends.  Also, the company issued 21,062 common shares in payment of $177,421 in dividend payable.

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

Reclassification – The financial statements for the period ended prior to December 31, 2011 have been reclassified to conform to the headings and classifications used in the December 31, 2011 financial statements.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2011 and 2010, the Company has an allowance for doubtful accounts of $34,200 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2011, 2010 and 2009, the Company adjusted the allowance for bad debt by $0, $0 and $0, respectively.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $85,039, $293,546and $162,518 for the period ending December 31, 2011, 2010 and 2009, respectively.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Software - The Company sells packaged and custom software products and related voice recognition product development consulting.  Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  For packaged software products the Company offers a 30 day right of return.  Provisions are recorded for returns, concessions, and bad debts and at December 31, 2011 and 2010 amounted to $0. Revenue related to obligations, which include telephone support for certain packaged products, are based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE") when significant. The Company VSOE is determined by the price charged when each element is sold separately. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided. Such items are included in net revenues and amounted to $0, $0 and $500 at December 31, 2011, 2010 and 2009, respectively.

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

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs, which totals $286,410, $320,600 and $310,340 for the twelve months ended December 31, 2011, 2010 and 2009, respectively.

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 8.  During the periods presented in the accompanying financial statements, the Company has granted options under its 2008, 2009 and 2010 defined stock option plans. The Company accounts for options in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 718, Compensation – Stock Compensation.   Non-cash compensation cost of $92,888 and $52,164 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the twelve months ended December 31, 2011 and 2010, respectively.  Non-cash compensation cost of $61,869, $103,555 and $127,500 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the twelve months ended December 31, 2011, 2010 and 2009.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Recently Enacted Accounting Standards

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

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.

Restatement - On February 23, 2012, the Company affected a 1 for 12 reverse stock-split.  All references to stock issuances and per share data have been reflected in these financial statements.

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

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	December 31, 2011	December 31, 2010

Furniture, fixtures and equipment	2-10 yrs	$414,100	$431,288
Software	2-5 yrs	0	11,964
		414,100	443,252
Less: Accumulated depreciation		(377,797)	(364,319)
Property & equipment, net		$36,303	$78,933

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $53,790, $92,846 and $96,012, respectively.

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

Definite life intangible assets consist of:

	For the Years Ended December 31,
	2011	2010

Intangible Asset at beginning of period	$-	$78,387

Purchases	-	110,000
Amortization	-	(188,387)
Intangible Asset at end of period	$-	$-

Impairment - During 2011, the Company performed its annual test of impairment of define life intangible assets by comparing the net carrying value of the intangible asset with the quoted market prices on the NYSE – AMEX.. The Fair value was estimated using the average closing quoted stock price of the Company during the fourth quarter of 2011.  Based upon the results of this analysis, it was determined that the goodwill was impaired. The Company recorded an impairment charge of $7,785,757 as a result of impairment testing.

Goodwill - The following is a summary of goodwill:

	For the Years Ended December 31,
	2011	2010

Goodwill at beginning of period	$20,459,669	$20,459,669
Impairment	(7,785,757)	-
Goodwill at end of period	$12,673,912	$20,459,669

Goodwill consists of:

December 31,
2011
Interim Healthcare of Wyoming – Casper	$585,881
Interim Healthcare of Wyoming - Billings	603,780
Webmayhem Inc.	11,484,251
Total Goodwill	$12,673,912

Impairment - The result of the annual impairment test for Interim Healthcare of Wyoming Inc. indicated that the carrying value of goodwill in 2011 exceeded their implied fair value, and an impairment charge was recorded in connection with the purchase of Interim Healthcare of Wyoming Inc. and Professional Nursing Personnel Pool.

Also, the Company completed an analysis of the fair value of the business as it relates to the goodwill associated with the acquisition of Webmayhem Inc.  The analysis of the business enterprises’ fair value was performed during the fourth quarter of 2011.  Based on the results of the application of the Fair Market Value, an impairment of goodwill was recorded in connection with the acquisition of Webmayhem Inc.

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

Convertible Notes Payable – On October 27, 2006, the Company closed a Subscription Agreement by which three institutional investors purchased a) a 5% convertible notes payable having a total principal amount of $2,375,000, originally convertible into common shares of the Company at $24.00 per share and maturing April 27, 2008; b) Class A Warrants to purchase a total of 49,480 shares of common stock, at $30.00 per share, exercisable for three years, and c)Class B Warrants to purchase a total of 98,958 shares of common stock at $24.00 per share, exercisable until 180 days after the effective date of the Registration Statement. As the conversion price for the note was below the fair value of the common stock on the date issued, the Company recorded a discount on the note for beneficial conversion feature of the note in accordance with the provisions found in FASB ASC Topic 470 (formerly EITF 98-5). The fair value of the beneficial conversion feature was reduced so that the discount resulting from the fair value of the beneficial conversion feature of the warrants does not exceed the $2,375,000 proceed received from the subscription.  The original $2,375,000 discount was amortized as interest expense over the original term of the note.  The Class A Warrants and Class B Warrants were valued using the Black-Scholes pricing model using the following weighted average assumptions 77.19% volatility, 1.33 years expected life, 5.08% risk free interest rate and expected dividend yield of zero.

On November 28, 2008, the Company changed the conversion price of the 5% Convertible Notes Payable from $24.00 per share to $12.00 per share.  As the conversion price for the note was at the fair value of the common stock on the date of the change, the Company recorded a $420,885 discount on the note for beneficial conversion feature of the note in accordance with the provisions found in EITF 98-5.

On June 19, 2009, the Company changed the conversion price of the 5% Convertible Notes Payable from $12.00 per share to $6.00 per share.  As the conversion price for the note was at the fair value of the common stock on the date of the change, the Company recorded a $567,493 discount on the note for beneficial conversion feature of the note.

On September 19, 2009, the Company changed the conversion price of the 5% Convertible Notes Payable from $6.00 per share to $4.80 per share.  As the conversion price for the note was at the fair value of the common stock on the date of the change, the Company recorded a $236,162 discount on the note for beneficial conversion feature of the note.

On April 7, 2010, the Company changed the conversion price of the 5% Convertible Notes Payable from $4.80 per share to $4.00 per share.  As the conversion price for the note was at the fair value of the common stock on the date of the change, the Company recorded a $195,202 discount on the note for beneficial conversion feature of the note.

As of December 31, 2011 and 2010, the Company owed $0 and $159,674 net of remaining discounts of $0 and $5,329, respectfully, on the convertible notes payable.  During 2011, 2010 and 2009, the Company recorded interest expense of $5,329, $38,334 and $1,146,383 resulting from the amortization of the discounts recorded against the notes.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of December 31, 2011 and 2010, the Company had 0 and 4,000 Series A Preferred shares issued and outstanding, respectively.

1 for 12 Reverse Stock Split – On February 8, 2012, the Company shareholders approved a 1 for 12 reverse stock split for shareholders of record on February 23, 2012. The accompanying financial statements for all period presented have been restated to reflect the split.  The company issued 550 common shares for the fractional shares resulting from the split.

Common Stock - The Company has authorized 200,000,000 and 100,000,000 shares of common stock, $0.001 par value. As of December 31, 2011 and 2010, respectively, 8,125,530 and 5,823,763 shares were issued and outstanding, respectively.

On January 14, 2009, the Company issued 104,167 common shares upon notice of conversion of 1,250 shares of Series A Preferred Stock.

On January 15, 2009, the Company issued 4,167 common shares upon the exercise of options valued at $35,000 to consultants for services rendered.

On February 5, 2009, the Company issued 2,086 common shares in payment of a $22,600 note payable and $2,437 of accrued interest.

On February 17, 2009, the Company issued 1,667 common shares upon the exercise of options valued at $12,600 to consultants for services rendered.

On February 17, 2009, the Company issued 4,167 restricted common shares valued at $31,500 for consulting services.

On February 18, 2009, the Company issued 2,089 common shares in payment of a $22,600 note payable and $2,471 of accrued interest.

On March 4, 2009, the Company issued 3,798 common shares upon the exercise of options valued at $21,874 to consultants for services rendered.

On March 30, 2009, the Company issued 8,333 common shares upon notice of conversion of 100 shares of Series A Preferred Stock.

On April 9, 2009, the Company issued 4,833 common shares upon the exercise of options valued at $41,468 to consultants for services rendered.

On April 9, 2009, the Company issued 6,553 common shares in payment of a $36,962 of accrued interest.

On April 13, 2009, the Company issued 41,667 common shares upon notice of conversion of 500 shares of Series A Preferred Stock.

On April 27, 2009, the Company issued 3,194 common shares in payment of a $21,084 of accrued interest.

On May 20, 2009, the Company issued 9,167 common shares upon the exercise of options valued at $63,800 to consultants for services rendered.

On June 19, 2009, the Company closed a Subscription Agreement by which an institutional investor purchased 100,000 shares of Common Stock, par value $.001, for a total amount of $588,000, net of fees of $12,000.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK – continued

On June 25, 2009 the Company issued 101,627 common shares upon re-pricing of warrants and immediate conversion of warrants.

On July 16, 2009, the Company issued 3,958 common shares upon the exercise of options valued at $23,750 to consultants for services rendered.

On August 31, 2009, the Company issued 3,958 common shares upon the exercise of options valued at $22,800 to consultants for services rendered.

On August 31, 2009 the Company issued 22,917 common shares upon re-pricing of warrants and immediate conversion of warrants, recording $132,000 in other expense.

On September 17, 2009 the Company issued 17,531 common shares upon re-pricing of warrants and immediate conversion of warrants, recording $100,978 in other expense.

On September 17, 2009, the Company issued 38,000 restricted common shares for the purchase of distribution rights to Developers Apps valued at $289,320.

On September 17, 2009, the Company issued 16,667 restricted common shares valued at $96,000 for consulting services.

On September 17, 2009, the Company recorded $94,289 of non-cash expense related to the re-pricing of convertible notes payable.

On September 17, 2009, the Company closed a Subscription Agreement by which an institutional investor purchased 150,000 shares of Common Stock, par value $.001, for a total amount of $720,000.

On November 9, 2009, the Company issued 16,045 common shares in payment of a $75,000 note payable and $2,014 of accrued interest.

On November 9, 2009, the Company issued 10,417 common shares in payment of a $50,000 note payable.

On November 11, 2009, the Company issued 1,215 common shares in payment of a $5,832 of accrued interest.

On November 11, 2009, the Company issued 2,856 common shares in payment of a $13,710 note payable.

On November 16, 2009, the Company issued 20,833 common shares in payment of a $100,000 note payable.

On November 17, 2009, the Company issued 2,292 common shares in payment of an $11,000 note payable.

On November 24, 2009, the Company issued 3,125 common shares in payment of a $15,000 note payable.

On November 25, 2009, the Company issued 13,750 restricted common shares for the purchase of distribution rights to Developers Apps valued at $77,500.

On November 11, 2009, the Company issued 17,553 common shares in payment of a $84,000 note payable and $254 of accrued interest.

On December 2, 2009, the Company issued 54,167 common shares upon the exercise of options valued at $266,500 to consultants for services rendered.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK – continued

On December 2, 2009, the Company recorded $404,248 of non-cash expense related to the extension of convertible notes payable.

On December 15, 2009, the Company issued 8,598 common shares in payment of a $40,000 note payable and $1,271 of accrued interest.

On December 21, 2009, the Company closed a Subscription Agreement by which an institutional investor purchased 100,000 shares of Common Stock, par value $.001, for a total amount of $446,400, net of fees of $33,600.

On December 22, 2009, the Company issued 833 common shares upon the exercise of options valued at $3,800 to consultants for services rendered.

During 2009, the company recorded $38,371 of non-cash compensation expense related to the vesting of certain stock options.

On December 31, 2009, the Company recorded $28,508 of non-cash expense related to the extension A warrants.

On January 4, 2010, the Company issued 37,917 restricted common shares upon notice of conversion of 182 shares of Series A Preferred Stock.

On January 6, 2010, the Company issuance of 50,000 restricted common shares to extend the maturity date of three notes payable to December 2, 2009.

On January 8, 2010, the Company issued 6,850 common shares in payment of a $25,000 note payable and $7,882 of accrued interest.

On January 28, 2010, the Company issued 5,551 common shares upon the exercise of options valued at $23,316 to consultants and employees for services rendered.

On February 12, the Company issued 4,167 common shares upon notice of cashless conversion of warrants.

On February 16, 2010, the Company issued 8,810 common shares in payment of a $40,000 note payable and $2,289 of accrued interest.

On February 17, 2010, the Company issued 8,811 common shares in payment of a $40,000 note payable and $2,294 of accrued interest.

On February 17, 2010, the Company issued 2,083 common shares upon the exercise of options valued at $9,750 to consultants and employees for services rendered.

On February 26, 2010, the Company recorded $244,284 of expense for the re-pricing of the conversion price of the Series A Preferred Stock from $12.00 to $9.60 per share.

On April 8, 2010, the Company closed a Subscription Agreement by which five institutional investors purchased 666,667 shares of Common Stock, par value $.001, for a total amount of $1,975,000, net of fees of $25,000.

On April 8, 2010, the Company issued 21,313 common shares in payment of a $61,100 note payable and $2,837 of accrued interest.

On May 5, 2010, the Company issued 8,542 common shares upon the exercise of options valued at $22,550 to consultants and employees for services rendered.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK – continued

On May 13, 2010, the Company issued 9,167 restricted common shares for the purchase of distribution rights to Developers Apps valued at $38,000.

On June 18, 2010, the Company issued 4,167 common shares in payment of a $12,500 note payable.

On June 24, 2010, the Company issued 12,500 common shares in payment of a $30,060 note payable.

On April 1, 2011, the Company recorded $195,202 and $52,486 for the extension of a note payable to 4/1/2011 and issuance of warrants.

On August 27, 2010, the Company issued 4,773 common shares in payment of $10,876 of accrued interest.

On September 23, 2010, the Company issued 3,644 common shares upon the exercise of options valued at $8,300 to consultants and employees for services rendered.

On October 7, 2010, the Company issued 16,667 common shares in payment of a $50,000 note payable.

On October 12, 2010, the Company issued 20,833 common shares in payment of a $62,500 note payable.

On October 13, 2010, the Company issued 1,667 common shares in payment of a $5,000 note payable.

On October 26, 2010, the Company issued 16,667 common shares in payment of a $50,000 note payable.

On November 1, 2010, the Company issued 16,667 common shares in payment of a $50,000 note payable.

On November 2, 2010, the Company issued 20,833 common shares in payment of a $62,500 note payable.

On November 10, 2010, the Company issued 25,000 common shares in payment of a $75,000 note payable.

On November 15, 2010, the Company issued 25,000 common shares in payment of a $75,000 note payable.

On November 16, 2010, the Company issue 28,750 shares of restricted Common Stock for the extension of maturity date of notes payable.

On November 23, 2010, the Company issued 20,833 common shares in payment of a $62,500 note payable.

On November 24, 2010, the Company issued 7,688 common shares upon the exercise of options valued at $15,000 to consultants and employees for services rendered.

On November 29, 2010, the Company issued 7,333 common shares upon the exercise of options valued at $24,640 to consultants and employees for services rendered.

On December 1, 2010, the Company issued 20,833 common shares in payment of a $62,500 note payable.

On December 21, 2010, the Company issued 33,333 common shares in payment of a $100,000 note payable.

During 2010, the company recorded $52,164 of non-cash compensation expense related to the vesting of certain stock options.

On January 7, 2011, the Company issued 33,333 common shares in payment of a $100,000 note.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK – continued

On January 11, 2011, the Company issued 24,981 common shares in payment of a $65,000 note payable and $9,942 of accrued interest.

On January 19, 2011, the Company issued 20,833 unregistered and restricted shares of common stock as part of the settlement with GHS Entertainment.

On January 20, 2011, the Company issued 416,667 shares upon notice of exercise of warrants by five institutional investors, and the company received $1.1 million in cash.

On January 21, 2011, the Company closed a Subscription Agreement by which six institutional investors purchased 1,166,672 shares of Common Stock, par value $.001, and 440,268 warrants to purchase common stock at $5.16 per share, for a total amount of $2,823,600, net of fees of $256,400. As a condition to the Subscription agreement, all of the holders of the Company’s Series A 7% Convertible Preferred Stock will convert all of their Preferred Stock into shares of Common Stock at a conversion ratio of $6.399996 and agree to a 6 month lock-up on such conversion shares.  On January 18, 2011, all of the holders of the Preferred Stock executed Waiver Agreements and Lock-Up Agreements incorporating these terms.

On January 31, 2011, the Company issued 2,647 common shares upon the exercise of options valued at $7,942 to consultants and employees for services rendered.

On January 19, 2011, the Company recorded $114,349 of expense for the re-pricing of the conversion price of the Series A Preferred Stock from $9.60 to $6.399996 per share.

On January 19, 2011, the Company recorded $101,000 of expense for the re-pricing of the conversion price of the Warrants from $4.20 to $2.64 per share.

On January 19, 2011, the Company recorded $28,526 of expense for the re-pricing of the conversion price of the Warrants from $6.00 to $2.64 per share.

On April 25, 2011, the Company issued 241,667 common shares upon notice of conversion of 1,547 shares of Series A Preferred Stock.

On April 28, 2011, the Company issued 1,500 common shares upon the exercise of options valued at $4,500 to consultants and employees for services rendered.

On July 1, 2011, the Company issued 9,885 common shares upon the exercise of options valued at $22,360 to consultants and employees for services rendered.

On August 1, 2011, 15,417 common shares were returned to the company and canceled as the shareholders did not perform their contractual obligations for which the shares were originally issued.

On November 9, 2011, the Company issued 383,333 common shares upon notice of conversion of 2,453 shares of Series A Preferred Stock.

On December 14, 2011, the Company issued 16,111 common shares upon the exercise of options valued at $27,067 to consultants and employees for services rendered.

During 2011, the company recorded $92,888 of non-cash compensation expense related to the vesting of certain stock options issued.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company entered into an agreement with Sempire Marketing whereby Sempire provided marketing services to clients of Wizzard Software Corporation.  Also, Survival Spanish, an Education podcaster ran advertising campaigns on their shows during 2011.  Sempire Marketing and Survival Spanish are owned by David Spencer.  David Spencer is a sibling of the CEO of the Company.  During 2011 and 2010, payments were made to Mr. Spencer totaling $1,132 and $1,006, respectively.

NOTE 8 - STOCK OPTIONS & WARRANTS

2010 Stock Option Plan - During 2010, the Board of Directors adopted a Stock Option Plan ("2010 Plan").  Under the terms and conditions of the 2010 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2010 Plan may not exceed 166,667.  At December 31, 2011, 123,889 options were available to be granted under the 2010 Plan.  During the twelve months ended December 30, 2011, the Company granted 42,779 options.

2009 Stock Option Plan - During 2009, the Board of Directors adopted a Stock Option Plan ("2009 Plan").  Under the terms and conditions of the 2009 Plan, the Board is empowered to grant stock options to employees and officers of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2009 Plan may not exceed 166,667.  At December 31, 2011, 13,106 options were available to be granted under the 2009 Plan.  During the twelve months ended December 31, 2011 and 2010, the Company granted 41,481 and 49,749 options under the plan.

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a 2008 Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 33,333.  At December 31, 2011, 19 options were available to be granted under the 2008 Key Employee Plan.  During the twelve months ended December 31, 2011 and 2010, the Company granted 3,010 and 0 under the plan.

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan").  Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2008 Plan may not exceed 16,667.  At December 31, 2011, 32 options were available to be granted under the 2008 Plan.  During the twelve months ended December 31, 2011 and 2010, the Company granted 8,125 and 385 options under the plan.

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan").  Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The total number of shares of common stock available under the 2007 Plan may not exceed 16,667.  At December 31, 2011, 21 options were available to be granted under the 2007 Plan.  During the year ended December 31, 2011 and 2010, the Company granted 3,583 and 0 options under the plan.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS & WARRANTS – continued

The fair value of option grants during the years ended December 31, 2011 and 2010 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Dividend yield	0%	0%
Expected life	3 yrs	3 yrs
Expected volatility	100.74	87.8%
Risk-free interest rate	1.09%	1.4%

A summary of the status of options granted at December 31, 2011, and changes during the period then ended are as follows:

	For the Year Ended December 31, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	58,680	$16.32	3.6 years	$-
Granted	107,226	2.28	2.4 years	-
Exercised	(37,976)	-	-	-
Forfeited	(1,250)	5,52	-	-
Expired	(7,083)	26.04	-	-
Outstanding at end of period	119,597	7.72	2.7 years	-
Vested and expected to vest in the future	119,597	7.72	2.7 years	-
Exercisable at end of period	108,675	8.28	2.7 years	-
Weighted average fair value of options granted	119,597	$7.72	2.7 years	$-

The Company had 14,042 non-vested options at the beginning of the period with a weighted average exercise price of $4.20. At December 31, 2011 the Company 10,922 non-vested options with a weighted average exercise price of $2.16.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $0, $0 and $0 respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2011, 2010 and 2009 (for outstanding options), less the applicable exercise price.

During 2011, 2010 and 2009, the company recorded $92,888, $52,164 and $38,371 of non-cash compensation expense related to the vested stock options issued to employees.

December 31, 2011, 2010 and 2009 the company recorded non-cash compensation cost of $61,869, $103,555 and $491,592 for vested and exercised options issued to employees and consultants.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS AND WARRANTS – continued

A summary of the status of the warrants granted is presented below for the twelve months ended:

	December 31, 2011		December 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	474,137	$4.32	93,179	$20.88
Granted	440,268	5.16	458,334	4.32
Exercised	(416,667)	2.64	(50,813)	-
Forfeited	-	-	-	-
Expired	-	-	(26,563)	3.00
Outstanding at end of period	497,738	$5.15	474,137	$4.32

On January 20, 2011 the Company issued 416,667 common shares upon conversion of 416,667 warrants at $2.64.

On January 21, 2011 the Company closed a Subscription Agreement by which six institutional investors purchased 1,166,672 shares of Common Stock.  As part of this Subscription Agreement, the Company issued 440,268 warrants to the institutional investors and recorded the beneficial conversion feature of the warrants.

On April 8, 2010, the Company issued 41,667 warrants to extend the maturity date of a note payable to April 1, 2011.

On April 8, 2010, the Company closed a Subscription Agreement by which five institutional investors purchased 666,667 shares of Common Stock.  As part of this Subscription Agreement, the Company issued 416,667 warrants to the institutional investors and recorded the beneficial conversion feature of the warrants.

On June 25, 2009 the Company issued 101,626 common shares upon re-pricing of warrants and immediate conversion of warrants, recording $780,488 of expense.

On August 31, 2009 the Company issued 22,917 common shares upon re-pricing of warrants and immediate conversion of warrants, recording $132,000 of expense.

On September 17, 2009 the Company issued 17,531 common shares upon re-pricing of warrants and immediate conversion of warrants, recording $100,978 of expense.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2011 and 2010, the total of all deferred tax assets was $17,640,240 and $16,334,047, respectively, and the total of the deferred tax liabilities/(assets) was ($841,717) and $1,509,212, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $18,481,957 and $14,824,835 for the years ended December 31, 2011 and 2010.  The change in the valuation allowance for the year ended December 31, 2011 and 2010 was $3,434,032 and $269,668, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES – continued

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2011, 2010 and 2009 consist of the following:

	For the Years Ended December 31,
	2011	2010		2009
Current tax expense:			$
Federal	$-	-		-
State	-	-		-
Current tax expense	-	-		-

Deferred tax expense (benefit):
Allowance for doubtful accounts	-	(2,202)		-
Bonus accrual	5,633	32,929		(13,804)
Commission accrual	-	22,009		(1,817)
Vacation accrual	(371)	23,767		(6,869)
Goodwill – impaired	(2,947,020)	-		(32,326)
Non-cash compensation – options	-	425,257		(14,677)
Stock compensation	-	-		75,449
Goodwill – tax amortization	596,091	1,005,081		486,811
Net operating loss carryforward	(1,311,455)	(1,776,509)		(1,945,849)
Valuation allowance	3,657,122	269,668		1,453,082
	-	-		-
Income tax expense	$-	$-		$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows:

	December 31,
	2011	2010	2009
Current deferred tax assets:
Computed tax at the expected statutory rate	$(3,393,160)	$(1,397,556)	$(2,209,820)
State and local income taxes, net of federal	(403,297)	(178,229)	(276,940)
Non-deductible compensation for modification of warrants	-	104,479	499,614
Amortization of discount on convertible notes payable for the beneficial conversion feature, and warrants	2,123	137,147	438,496
Other non-deductible expenses	116,433	638,408	95,568
Non-cash compensation – options	20,779	426,083	-
Change in valuation allowance	3,657,122	269,668	1,453,082
Income tax expense	$-	$-	$-

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES – continued

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at December 31, 2011 and 2010:

	December 31,
	2011	2010
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$13,830	$13,830
Bonus accrual	18,485	24,118
Commission accrual	-	-
Vacation accrual	9,665	9,294
Valuation allowance	(41,980)	(47,242)
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):
Non-cash compensation – options	-	-
Stock compensation	-	-
Excess of goodwill/intangible assets amortization for tax over book	841,717	(1,509,212)
Net operating loss carryforward	17,598,260	16,286,805
Valuation allowance	(18,439,977)	(14,777,593)
Total long-term deferred tax assets (liabilities)	-	-
	$-	$-

The Company has available at December 31, 2011 operating loss carryforwards of approximately $44,000,000 which may be applied against future taxable income and which expires in various years through 2030.

We file U.S. federal, U.S. states return, and we are generally no longer subject to tax examinations for years prior to 2006 for U.S. federal and U.S. states tax returns.

NOTE 10 - LEASES

Operating Lease - The Company leases office space, in Pittsburgh, Pennsylvania, on a month to month basis for of $4,446 a month. The Company leases additional office space in Casper, Wyoming for $4,750 a month through June 2013.  The Company further leases space in Billings, Montana for of $1,406 a month through February 2014.

Lease expense charged to operations was $137,902, $127,862 and $145,728 for the years ended December 31, 2011, 2010 and 2009, respectively.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the years ended December 31:

	2011	2010	2009
Loss from continuing operations available to common stockholders (numerator)	$(9,979,883)	$(4,110,459)	$(6,509,017)
Preferred dividends paid, warrants issued in connection with preferred stock, and intrinsic value of the beneficial conversion feature analogous to a dividend	-	-	-
Loss available to common stockholders (numerator)	(9,979,883)	(4,110,459)	(6,509,017)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	7,615,663	5,387,033	4,168,716

At December 31, 2011, the Company had 119,597 options to purchase common stock of the Company at $2.16 to $26.40 per share, and 497,738 warrants outstanding to purchase common stock of the Company at $2.64 to $6.00 per share; which were not included in the loss per share computation because their effect would be anti-dilutive. See Note 16 for subsequent issuances of common stock and common stock equivalents.

At December 31, 2010, the Company had 58,667 options to purchase common stock of the Company at $4.2 to $34.68 per share, and 474,137 warrants outstanding to purchase common stock of the Company at $3.00 to $6.00 per share and a convertible note payable wherein the holder could convert the note into a minimum of 55,000 shares of common stock and 4,000 shares of Series A Preferred convertible into common stock at $9.60 per share wherein the holder could convert the shares into a minimum of 416,667 shares of common stock; which were not included in the loss per share computation because their effect would be anti-dilutive.

At December 31, 2009, the Company had 42,208 options to purchase common stock of the Company at $6.12 to $34.68 per share, and 93,179 warrants outstanding to purchase common stock of the Company at $4.80 to $34.20 per share and convertible notes payable wherein the holders could convert the note into a minimum of 205,438 shares of common stock and 4,182 shares of Series A Preferred convertible into common stock at $12.00 per share wherein the holder could convert the shares into a minimum of 348,500 shares of common stock; which were not included in the loss per share computation because their effect would be anti-dilutive. See Note 16 for subsequent issuances of common stock and common stock equivalents. The Company may be obligated to issue additional shares in connection with the purchase of Developer Apps (See Note 13).

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONCENTRATION OF REVENUES

During the years ended December 31, 2011, 2010 and 2009, 12%, 12% and 11%, respectively, of the Company's revenue was derived from the sale of AT&T's OEM Natural Voices desktop products.

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

Media – The Company attributes revenue from digital media publishing service at the time the service is provided and collection is likely.

Healthcare - The Company attributes revenue from the healthcare services at the time the services are rendered and collections are likely.

The following is a summary of the Company's operations by segment for the years ended December 31, 2011, 2010 and 2009 (in 000”s):

	2011				2010				2009
	Soft-ware	Media	Health care	Total	Soft-ware	Media	Health care	Total	Soft-ware	Media	Health care	Total
Net revenues	$818	$2,296	$3,426	$6,540	$800	$1,641	$3,099	$5,540	$806	$1,483	$2,905	$5,194
Cost of sales	305	865	2,305	3,475	329	1,112	2,090	3,531	315	1,058	1,980	3,353
General and Administrative	1,673	942	806	3,421	1,637	797	854	3,288	1,558	1,124	825	3,507
Consulting	872	21	14	907	698	18	12	728	1,185	22	24	1,231
Selling	99	97	62	258	310	107	61	478	168	362	62	592
Research and Development	-	286	-	286	-	321	-	321	-	310	-	310
Compensation for re-pricing/extension of warrants	244	-	-	244	479	-	-	479	1,306	-	-	1,306
Impairment of goodwill	-	7,055	731	7,786	-	-	-	-	-	85	-	85
Other income (expense)	19	-	1	20	3	(167)	2	(162)	3	-	2	5
Interest expense	12	-	1	13	662	-	1	663	1,324	-	-	1,324
Loss on securities	150	-	-	150	-	-	-	-	-	-	-	-
Net income (loss)	$(2,518)	$(6,970)	$(492)	$(9,980)	$(3,312)	$(881)	$83	$(4,110)	$(5,047)	$(1,478)	$16	$(6,509)

Total assets	505	12,151	2,127	14,783	1,241	18,627	1,487	21,355	1,852	18,539	1,614	22,005
Depreciation expense	6	43	5	54	17	66	9	92	42	41	13	96

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table set forth unaudited financial information on a quarterly basis for each of the last two years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2011
Revenues	$1,566,003	$1,460,435	$1,692,831	$1,820,948	$6,540,217
Gross profit	698,833	644,711	809,557	911,730	3,064,831
Operating loss	(367,898)	(430,337)	(474,032)	(8,321,724)	(9,593,991)
Net loss	(606,759)	(428,743)	(473,182)	(8,471,199)	(9,979,883)
Net loss available to common stockholders	(606,759)	(428,743)	(473,182)	(8,471,199)	(9,979,883)
Basic and diluted loss per share	(0.08)	(0.06)	(0.06)	(1.11)	(1.31)

2010
Revenues	$1,300,610	$1,318,989	$1,472,121	$1,448,402	$5,540,122
Gross profit	484,827	448,629	525,624	549,939	2,009,019
Operating loss	(695,439)	(800,420)	(678,867)	(631,132)	(2,805,858)
Net loss	(1,356,994)	(1,143,755)	(770,724)	(838,986)	(4,110,459)
Net loss available to common stockholders	(1,356,994)	(1,143,755)	(770,724)	(838,986)	(4,110,459)
Basic and diluted loss per share	(0.28)	(0.20)	(0.13)	(0.15)	(0.76)

NOTE 16 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date and time this annual report on Form 10-K was filed:

On February 8, 2012, the Company issued 37,500 common shares upon the exercise of options valued at $63,000 to directors for services rendered.

1 for 12 Reverse Stock Split – On February 8, 2012, the Company shareholders approved a 1 for 12 reverse stock split for shareholders of record on February 23, 2012. The accompanying financial statements for all period presented have been restated to reflect the split.  The company issued 550 common shares for the fractional shares resulting from the split.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None; not applicable.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2011, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2011 at the above-described reasonable assurance level.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that exempt from this requirement issuers that are neither accelerated filers nor large accelerated filers.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011, was effective.

Item 9B. Other Information

None; not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

•

the names of our current directors and executive officers,

•

their ages as of May 23, 2012, which is the record date for our 2012 annual meeting of stockholders; and

•

the capacities in which they currently serve Wizzard :

Name	Age	Position(s)	Served in Position Since
Christopher J. Spencer	43	Chief Executive Officer and Chairman of the Board	2001
John Busshaus	49	Chief Financial Officer	2007
Denis Yevstifeyev	30	Director	2007
Douglas Polinsky	52	Director	2007
J. Gregory Smith	42	Director	2007

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

Denis Yevstifeyev has served as a Director of Wizzard since October 2007.  Mr. Yevstifeyev currently serves as the Director of Financial Planning & Analysis for Education Management Corporation – Online Higher Education.  From 2007 to 2008, Mr. Yevstifeyev served as Sr. Financial Reporting Analyst for American Eagle Outfitters, Inc, in Pittsburgh.  His duties included: preparing and analyzing various internal and external financial reports; researching new accounting pronouncements and evaluating any impact on the financial statements.  He also reviewed accounting workpapers and prepared the company’s SEC filings for forms 8-K, 10-Q and 10-K.  From 2005 to 2007, Mr. Yevstifeyev worked for Schneider Downs, Inc., where he worked on Sarbanes-Oxley compliance engagements. In 2005, Mr. Yevstifeyev graduated with a Bachelor of Science degree in Business from Washington and Jefferson College.  He also graduated with honors from the Moscow Bank College of the Central Bank of Russia in Moscow with a degree in Finance in 2000.  From 2002 to 2003, Mr. Yevstifeyev served as the Settlement Department Manager for SDM BANK in Moscow, where he dealt with domestic and international corresponding banks, among other responsibilities.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2011 and on representations that no other reports were required, we believe that during the 2011 fiscal year all applicable Section 16(a) filing requirements were met.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Late Reports
10% Stockholders:
None

Directors:
Douglas Polinsky	8,500		0
J. Gregory Smith	0		0
Denis Yevstifeyev	0		0

Executive Officers:
Christopher Spencer, Chief Executive Officer	254,161		0
John L. Busshaus	28,125	(3)	0
All directors and executive officers as a group (6 persons)	290,786		0
*	Less than 1%
(1)	The address of each director and officer is c/o Wizzard Software Corporation, 5001 Baum Blvd. Suite 770, Pittsburgh, Pennsylvania 15213.
(2)

The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from April 1, 2012, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of April 1, 2012.

(3)	Includes 28,125 stock options that are vested or will vest within 60 days of April 1, 2012.

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

Item 11.  Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the compensation committee (i) was an officer or employee of the Company or a subsidiary of the Company during 2011, (ii) was formerly an officer of the Company or a subsidiary of the Company, or (iii) had any relationship required to be disclosed pursuant to Item 404 of Regulation S-K.

During fiscal 2011, none of the Company’s executive officers served as (i) a member of a compensation committee of another company, one of whose executive officers served on the Company’s compensation committee; (ii) a director of another company, one of whose executive officers served on the Company’s compensation committee; or (iii) a member of a compensation committee of another company, one of whose executive officers served as one of the Company’s directors.

 COMPENSATION DISCUSSION AND ANALYSIS

Overview and General Philosophy

At Wizzard, our focus is to create value through advancements in the use of speech recognition software within our diverse businesses. We are also focused on growing our media business through hosting fees and monetization of unique users, and we continue to grow our home healthcare segment through new education programs and services for our clients. Our executive compensation program supports this goal of value creation by:

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

Our performance for fiscal 2011 was well above targeted levels, even in a year that was very challenging. Company-wide, total revenue for the year was $6.5 million, an increase of 18% from the previous year.  In January, 2011, the Company closed a subscription agreement whereby six institutional investors invested a total of $3.1 million in cash in exchange for 1,166,672 shares of common stock and 440,268 warrants.

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

In 2011, our named executives’ salaries range from $166,375 to $188,760.  In 2010, our named executives’ salaries ranged from $133,100 to $145,200.  There were no changes in salaries for senior executives during 2009 or 2010.

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

In fiscal year 2011, discretionary bonuses were awarded to the executive officers.

Our Compensation Committee believes that we have executed on our compensation philosophy given the level of Company performance in fiscal 2011.

Long-Term Incentive Compensation.   In 2011, we offered a limited group of employees, including all named executives, stock options.

In fiscal 2012, we plan to execute a long-term incentive design that will utilize stock options. For senior management, including named executives, the primary emphasis will be on stock option awards. This results primarily in senior management focus on stock price performance, directly aligning the interests of executives with the interests of stockholders. It also puts a higher percentage of long-term compensation at risk as the design delivers less immediate value to executives.

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

Perquisites.    Eligible employees, including named executives, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care; life, accidental death and dismemberment and disability insurance; and vacation plans. The primary purpose of providing these plans and limited perquisites to senior executives is to attract and retain talented executives to manage the Company. With respect to non-insurance perquisites, we prefer to take a minimalist approach. For fiscal 2011, the Company did not have executive non-insurance perquisites.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Douglas Polinsky, Chairman

J. Gregory Smith

Denis Yevstifeyev

Summary Compensation Table

The following sets forth the compensation of Wizzard’s Chief Executive Officer during fiscal 2011, and the other persons who served as executive officers during fiscal 2011. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2011.

SUMMARY COMPENSATION TABLE – FISCAL 2011

Name and principal position	Salary ($)	Bonus ($)	(1)	Stock awards ($)		Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Christopher Spencer – Chief Executive Officer
2011	175,806	30,000		31,163	(2)	0	0	236,969
2010	145,200	0		0		0	0	145,200
2009	145,200	0		0		0	0	145,200
John Busshaus – Chief Financial Officer
2011	155,705	25,000		31,163	(2)	0	0	211,868
2010	133,100	0		0		0	0	133,100
2009	133,100	0		0		0	0	133,100

(1)	The bonuses shown in this column represent discretionary awards.
(2)

Stock-based compensation represents the amounts recognized for financial reporting purposes for granting of stock options totaling $31,163, calculated in accordance with the requirements of SFAS No. 123R.  Reference is made to Note 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year 2011 for a detailed description of the assumptions used in valuing stock-based awards under SFAS No. 123R.

 Restricted Stock Awards

There were no issuances of restricted stock award during fiscal 2011 to any named executive.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2011

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
John L. Busshaus	11,459	0	0	19.08	5/22/2016	0	0	0	0
John L. Busshaus	16,667	0	0	26.40	5/16/2017	0	0	0	0
John L. Busshaus	20,834	0	0	2.40	4/26/2014	0	0	0	0
Chris Spencer	20,834	0	0	2.40	4/26/2014	0	0	0	0

Grants of Plan-Based Awards for 2011

There were no plan-based equity awards made to our executive officers during fiscal 2011.

 Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2011 option exercises and restricted stock that vested during fiscal 2011 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2011

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

Other Potential Post-Employment Payments

As of December 31, 2011, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2011, we had ten stock option plans, of which seven were not approved by stockholders.  Five of these ten plans had expired as of December 31, 2011.  A total of 544,792 shares of common stock have been reserved for ultimate issuance under the plans.   As of December 31, 2011, options for approximately 137,063 shares of common stock could be granted under the remaining plans.

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

2002 Stock Option Plan.    A total of 83,334 shares of common stock are reserved for issuance under the 2002 Stock Option Plan. The 2002 Plan expired in 2007 and awards can no longer be granted under the 2002 Plan. The 2002 Plan provided for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2004 Stock Option Plan.    A total of 16,667 shares of common stock are reserved for issuance under the 2004 Stock Option Plan. The 2004 Plan expired in 2007 and awards can no longer be granted under the 2004 Plan. The 2004 Plan provided for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2005 Stock Option Plan.    A total of 16,667 shares of common stock are reserved for issuance under the 2005 Stock Option Plan. The 2005 Plan expired in 2007 and awards can no longer be granted under the 2005 Plan. The 2005 Plan provided for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2006 Stock Option Plan.    A total of 11,459 shares of common stock are reserved for issuance under the 2006 Stock Option Plan. The 2006 Plan expired in 2006 and awards can no longer be granted under the 2006 Plan. The 2006 Plan provided for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2007 Stock Option Plan.    A total of 16,667 shares of common stock are reserved for issuance under the 2007 Stock Option Plan. The 2007 Plan has not expired and awards up to 21 can be granted under the 2007 Plan. The 2007 Plan provided for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2007 Key Employee Stock Option Plan.    A total of 16,667 shares of common stock are reserved for issuance under the 2007 Key Employee Stock Option Plan. The 2007 Key Employee Plan expired in 2007 and awards can no longer be granted under the 2007 Key Employee Plan. The 2007 Key Employee Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2008 Stock Option Plan.    A total of 16,667 shares of common stock are reserved for issuance under the 2008 Stock Option Plan. The 2008 Plan has not expired and awards up to 32 can be granted under the 2008 Plan. The 2008 Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2008 Key Employee Stock Option Plan.    A total of 33,334 shares of common stock are reserved for issuance under the 2008 Key Employee Stock Option Plan. The 2008 Key Employee Plan has not expired and awards up to 220 can be granted under the 2008 Key Employee Plan.  The 2008 Key Employee Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2009 Stock Option Plan.    A total of 166,667 shares of common stock are reserved for issuance under the 2009 Stock Option Plan. The 2009 Plan has not expired and awards up to 13,106 can be granted under the 2009 Plan. The 2009 Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2010 Stock Option Plan.    A total of 166,667 shares of common stock are reserved for issuance under the 2010 Stock Option Plan. The 2010 Plan has not expired and awards up to 123,889 can be granted under the 2010 Plan. The 2010 Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2011, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements. As described above, we have seven stock option plans under which options have been granted.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	32,000	$20.88	53
Plans not approved by stockholders	87,597	2.88	137,011

Total	119,597	$7.68	137,064

DIRECTOR COMPENSATION

In 2011, we paid our non-employee directors a cash retainer. In 2012, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board. Salaried executives who serve as directors are not paid for their services as directors and accordingly, Christopher Spencer is not included in the director compensation table below.

The following table sets forth the compensation we paid our non-employee directors in 2011. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2011.

DIRECTOR COMPENSATION TABLE – FISCAL 2011

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Doug Polinsky	32,000	0	0	0	0	0	32,000
J. Gregory Smith	32,000	0	0	0	0	0	32,000
Denis Yevstifeyev	32,000	0	0	0	0	0	32,000

All outside directors are entitled to base annual cash compensation of $24,000, which we pay monthly.  Currently, the outside directors also receive options for the purchase of common stock which normally vest at the rate of 24,000 shares each year, through December 31, 2011. The outside directors were granted 12,000 stock options on January 22, 2010, with a fair value of $50,400 on that date.  As of December 31, 2011, there were 12,000 stock options outstanding that were granted to the outside directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	32,000	$20.88	53
Equity compensation plans not approved by stockholders	87,597	2.88	137,011

Total	119,597	$7.68	137,064

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 19, 2012 regarding the beneficial ownership of our common stock, for:

•	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;
•	each director;
•	each named executive; and
•	all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of March 2, 2012 there were 8,163,790 shares of common stock outstanding. As of that date, there were options to purchase 119,597 shares of common stock and warrants to purchase 497,738 shares of common stock.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
5% Stockholders:
Christopher Spencer, Chief Executive Officer	274,995	(3)	3.4%

Directors:
Douglas Polinsky	12,500	(4)	*
J. Gregory Smith	4,000	(4)	*
Denis Yevstifeyev	4,000	(4)	*

Executive Officers:
John L. Busshaus, Chief Financial Officer	48,958	(5)	*
All directors and executive officers as a group (5 persons)	344,453		4.2%
*	Less than 1%
(1)	The address of each director and officer is c/o Wizzard Software Corporation, 5001 Baum Blvd. Suite 770, Pittsburgh, Pennsylvania 15213.
(2)

The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from April 1, 2012, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of April 1, 2012.

(3)	Includes 20,834 stock options that are vested or will vest within 60 days of April 1, 2012.
(4)	Includes 4,000 stock options that are vested or will vest within 60 days of April 1, 2012.
(5)	Includes 48,959 stock options that are vested or will vest within 60 days of April 1, 2012.

Changes in Control

There are no known arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

During the fiscal years ended December 31, 2011 and 2010, there were no transactions, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.  Survival Spanish, an Education podcaster ran advertising campaigns on his shows and sold podcast Apps during 2011.  Survival Spanish is owned by David Spencer.  David Spencer is a sibling of the CEO of the Company.  During 2011, payments were made to Mr. Spencer totaling $1,132.

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

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to Wizzard by its principal accountants during the calendar years ended December 31, 2011, 2010 and 2009:

Fee category	2011	2010	2009
Audit Fees (1)	$96,608	$83,990	$80,715
Audit – related fees	0	0	0
Tax fees	0	0	0
All other fees	0	0	0
Total fees	$96,608	$83,990	$80,715

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheets of Wizzard Software Corporation and subsidiaries as of December 31, 2011 and 2010

Consolidated Statements of Operations of Wizzard Software Corporation and subsidiaries for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders' Equity of Wizzard Software Corporation and subsidiaries for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows of Wizzard Software Corporation and subsidiaries for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(b)  Exhibits. (1)

Exhibit

Number               Description

3.1

Articles of Incorporation(2)

3.2

Certificate of Amendment filed May 22, 2000 (2)

3.3

Articles of Amendment filed February 7, 2001 (2)

3.4

Articles of Amendment filed July 3, 2007 (2)

3.5

Articles of Amendment/Certificate of Designation regarding rights and preferences of Series A Preferred Stock (3)

3.6

Articles of Amendment filed June 15, 2011 (4)

3.7

Articles of Amendment filed February 8, 2012 (5)

3.8

 Amended and Restated Bylaws(6)

10.1

Subscription Agreement (7)

10.2

Convertible Note for $1,000,000 (7)

10.3

Convertible Note for $400,000 (7)

10.4

Convertible Note for $350,000 (7)

10.5

Funds Escrow Agreement (7)

10.6

Class A Common Stock Purchase Warrant No. 2006-A-001 (7)

10.7

Class A Common Stock Purchase Warrant No. 2006-A-002 (7)

10.8

Class A Common Stock Purchase Warrant No. 2006-A-003 (7)

10.9

Class B Common Stock Purchase Warrant No. 2006-B-001 (7)

10.10

Class B Common Stock Purchase Warrant No. 2006-B-002 (7)

10.11

Class B Common Stock Purchase Warrant No. 2006-B-003 (7)

10.12

Amendment to Transaction Documents Agreement (8)

10.13

Convertible Note issued to Alpha Capital Anstalt (Second closing) (8)

10.14

Convertible Note issued to Whalehaven Capital Fund Ltd. (Second closing) (8)

10.15

Convertible Note issued to Genesis Microcap Inc. (Second closing) (8)

10.16

Class A Common Stock Purchase Warrant of Alpha Capital Anstalt (Second closing) (8)

10.17

Class A Common Stock Purchase Warrant of Whalehaven Capital Fund Ltd.(Second closing) (8)

10.18

Class A Common Stock Purchase Warrant of Genesis Microcap Inc. (Second closing) (8)

10.19

Class B Common Stock Purchase Warrant of Alpha Capital Anstalt (Second closing) (8)

10.20

Class B Common Stock Purchase Warrant of Whalehaven Capital Fund Ltd. (Second closing) (8)

10.20

Class B Common Stock Purchase Warrant of Genesis Microcap Inc. (Second closing) (8)

10.21

Securities Purchase Agreement (2)

10.22

Registration Rights Agreement (2)

10.23

Common Stock Purchase Warrant for 86,382 shares (2)

10.24

Common Stock Purchase Warrant for 10,163 shares (2)

10.25

Common Stock Purchase Warrant for 5,081 shares (2)

10.26

Common Stock Purchase Warrant for 50,813 shares (2)

10.27

Modification and Amendment Agreement (9)

10.28

Modification Agreement (10)

10.29

Subscription Agreement (11)

10.30

Secured Note for $200,000 (11)

10.31

Secured Note for $500,000 (11)

10.32

Secured Note for $300,000 (11)

10.33

Security Agreement (11)

10.34

Collateral Agent Agreement (11)

10.35

Guaranty (11)

10.36

Funds Escrow Agreement (11)

10.37

Modification and Amendment Agreement with Genesis Microcap Inc. (12)

10.38

Modification and Amendment Agreement with Whalehaven Capital Fund Ltd. (12)

10.39

Waiver Agreement (13)

10.40

Waiver, Amendment and Exchange Agreement (13)

10.41

Securities Purchase Agreement (13)

10.42

Amendment No. 1 to Securities Purchase Agreement (14)

10.43

Modification and Amendment Agreement with Whalehaven Capital Fund Ltd. (15)

10.44

Modification and Amendment Agreement with Genesis Microcap Inc. (15)

10.45

Waiver Agreement with Canada Pension Plan Investment Board (16)

10.46

Waiver Agreement with preferred stockholders (16)

10.47

Addendum No. 1 to Securities Purchase Agreement (16)

10.48

Waiver and Extension Agreement (17)

10.49

Warrant Amendment Agreement (18)

10.50

Waiver Agreement (19)

10.51

Promissory Note (20)

10.52

Promissory Note (21)

10.53

Form of Securities Purchase Agreement (22)

10.54

Form of Warrant (22)

10.55

Extension and Waiver Agreement with Note Holders (23)

10.56

Extension and Waiver Agreement with Whalehaven (23)

10.57

Extension and Waiver Agreement with Alpha Capital (23)

10.58

Extension and Waiver Agreement with Enable entities (23)

10.59

Note Amendment Agreement with Chardan (23)

10.60

Settlement Agreement and Release (24)

10.61

Engagement Agreement, as amended (25)

10.62

Form of Securities Purchase Agreement (25)

10.63

Form of Warrant (25)

10.64

Waiver Agreement (25)

10.65

Lock-Up Agreement (25)

10.66

Form of Securities Purchase Agreement (26)

10.67

Form of Warrant (26)

10.68

Securities Purchase Agreement (27)

10.69

Form of Warrant (27)

10.70

Memorandum of Understanding

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

(2)

Incorporated by reference from our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 26, 2007.

(3)

Incorporated by reference from our Current Report on Form 8-K dated June 29, 2007, filed with the Securities and Exchange Commission on July 3, 2007.

(4)

Incorporated by reference from our Current Report on Form 8-K dated June 15, 2011, filed with the Securities and Exchange Commission on June 17, 2011.

(5)

Incorporated by reference from our Current Report on Form 8-K dated February 8, 2012, filed with the Securities and Exchange Commission on February 9, 2012.

(6)

Incorporated by reference from our Current Report on Form 8-K dated September 5, 2007, filed with the Securities and Exchange Commission on September 10, 2007.

(7)

Incorporated by reference from our Current Report on Form 8-K dated October 25, 2006, filed with the Securities and Exchange Commission on October 27, 2006.

(8)

Incorporated by reference from our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 22, 2006.

(9)

Incorporated by reference from our Current Report on Form 8-K dated November 10, 2008, filed with the Securities and Exchange Commission on November 14, 2008.

(10)

Incorporated by reference from our Current Report on Form 8-K dated November 28, 2008, filed with the Securities and Exchange Commission on December 2, 2008.

(11)

Incorporated by reference from our Current Report on Form 8-K dated December 2, 2008, filed with the Securities and Exchange Commission on December 2, 2008.

(12)

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

(16)

Incorporated by reference from our Current Report on Form 8-K dated December 17, 2009, filed with the Securities and Exchange Commission on December 23, 2009.

(17)

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

(24)

Incorporated by reference from our Current Report on Form 8-K dated November 15, 2010, filed with the Securities and Exchange Commission on November 19, 2010.

(25)

Incorporated by reference from our Current Report on Form 8-K dated January 18, 2011, filed with the Securities and Exchange Commission on January 20, 2011.

(26)

Incorporated by reference from our Current Report on Form 8-K dated January20, 2011, filed with the Securities and Exchange Commission on January 25, 2011.

(27)

Incorporated by reference from our Current Report on Form 8-K dated March 1, 2011, filed with the Securities and Exchange Commission on March 4, 2011.

(28)

Incorporated by reference from our Current Report on Form 8-K dated August 2, 2011, filed with the Securities and Exchange Commission on August 8, 2011.

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

WIZZARD SOFTWARE CORPORATION

Date:	3/30/12	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	3/30/12	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/30/12	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	3/30/12	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	3/30/12	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	3/30/12	/s/ Douglas Polinsky
Douglas Polinsky
Director