Form 10-Q
period 2012-03-31
WIZZARD SOFTWARE CORP /CO
filed 2012-05-15
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, there were 8,623,763 shares of common stock, par value $0.001, of the registrant issued and outstanding.*

*  Unless otherwise indicated herein, all share figures in this Quarterly Report retroactively reflect the reverse split of the registrant’s outstanding shares of common stock in the ratio of one for twelve, which was effectuated on February 23, 2012.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets	3

Consolidated Unaudited Statements of Operations	4

Consolidated Unaudited Statements of Cash Flows	5 - 9

Notes to Unaudited Consolidated Financial Statements	10 - 25

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012		December 31, 2011
Wizzard Statement of Financial Position	Unaudited
CURRENT ASSETS:
Cash	977,993		1,442,465
Accounts receivable	808,585	[1]	586,682	[1]
Prepaid expenses	62,590		40,054
Total current assets	1,849,168		2,069,201

PROPERTY AND EQUIPMENT, net	40,008		36,303
GOODWILL	12,673,912		12,673,912
OTHER ASSETS	3,582		3,582
Total assets	14,566,670		14,782,998

CURRENT LIABILITIES:
Accounts payable	616,609		658,541
Accrued expenses	309,930		337,454
Deferred revenue	27,118		10,544
Total current liabilities	953,657		1,006,539

Total liabilities	953,657		1,006,539

STOCKHOLDERS' EQUITY
Common stock	8,623	[2]	8,126	[3]
Additional paid-in capital	84,858,023		84,024,736
Accumulated deficit	(71,253,633)		(70,256,403)
Total stockholders' equity	13,613,013		13,776,459
Total liabilities and stockholders' equity	14,566,670		14,782,998

[1] net of $34,200 allowance

[2] $.001 par value, 200,000,000 shares authorized, 8,623,273 shares issued and outstanding, respectively

[3] $.001 par value, 200,000,000 shares authorized, 8,125,530 shares issued and outstanding, respectively

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Jan 1, 2012 to Mar 31, 2012	Jan 1, 2011 to Mar 31, 2011
Wizzard Statement of Operations
REVENUE
Software	138,063	222,551
Healthcare	1,008,294	849,451
Media Services	709,256	494,001
Total Revenue	1,855,613	1,566,003
COST OF GOODS SOLD
Software cost of goods sold	53,470	68,425
Healthcare cost of goods sold	669,060	586,917
Media Services cost of goods sold	245,383	211,828
Total Cost of Goods Sold	967,913	867,170
Gross Profit	887,700	698,833
OPERATING EXPENSES
Selling expenses	85,830	58,921
General and administrative	973,451	773,635
Consulting fees	759,573	161,162
Research and development	65,882	73,013
Total Operating Expenses	1,884,736	1,066,731
LOSS FROM OPERATIONS	(997,036)	(367,898)

OTHER INCOME (EXPENSE):

Re-pricing of warrants and preferred stock	0	(243,876)
Interest income	160	1,279
Interest expense	0	(12,704)
Other income (expense)	(354)	16,440
Total Other Income (Expense)	(194)	(238,861)
LOSS BEFORE INCOME TAXES	(997,230)	(606,759)
CURRENT INCOME TAX EXPENSE	0	0
DEFERRED INCOME TAX EXPENSE	0	0
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(997,230)	(606,759)

BASIC LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	(0.12)	(0.09)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,191,544	6,945,421
DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	(0.12)	(0.09)
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,191,544	6,945,421

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2012	March 31, 2011
Wizzard Statement of Cash Flows
Cash Flows from Operating Activities
Net loss	(997,230)	(606,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	0	5,329
Stock for non cash expenses	831,605	7,942
Non-cash compensation - options issued	2,180	0
Re-pricing on warrants and preferred stock	0	243,876
Change in value of derivative liability	0	(15,784)
Non-cash interest expense on notes payable	0	9,942
Depreciation and amortization expense	6,778	16,992
Change in assets and liabilities:
Increase (Decrease) Accounts receivable	(221,903)	31,472
Increase (Decrease) Prepaid expenses	(22,536)	3,407
(Increase) Decrease Accounts payable	(41,933)	(292,855)
(Increase) Decrease Accrued expense	(27,524)	(7,703)
(Increase) Decrease Deferred revenue	16,574	(5,780)
Net Cash Used in Operating Activities	(453,989)	(609,921)

Cash Flows from Investing Activities:
Purchase of property & equipment	(10,483)	0
Investment in marketable securities	0	(150,000)
Net Cash Used in Investing Activities	(10,483)	(150,000)

Cash Flows from Financing Activities:
Issuance of common stock	0	3,923,575
Payments on notes payable	0	(1,000,000)
Net Cash Provided by (Used in) Financing Activities	0	2,923,575

Net Increase (Decrease) in Cash	(464,472)	2,163,654
Cash at Beginning of Period	1,442,465	267,206
Cash at End of Period	977,993	2,430,860
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	0	7,996
Income taxes	0	0

(Continued)

See accompanying notes to unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2012:

On February 24, 2012, the Company issued 37,500 common shares upon the exercise of options valued at $63,000 to consultants and employees for services rendered.

On March 21, 2012, the Company issued 28,334 common shares upon the exercise of options valued at $47,601 to consultants and employees for services rendered.

On March 21, 2012, the Company issued 429,169 common shares valued at $721,004 to consultants and employees for services rendered.

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

Reclassification – The financial statements for the period ended prior to March 31, 2012 have been reclassified to conform to the headings and classifications used in the March 31, 2012 financial statements.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2012 and 2011, the Company has an allowance for doubtful accounts of $34,200 which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended March 31, 2012, 2011 and 2010, the Company adjusted the allowance for bad debt by $0, $0 and $0, respectively.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $22,953 and $22,665 for the periods ending March 31, 2012 and 2011, respectively.

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

Software - The Company sells packaged and custom software products and related voice recognition product development consulting.  Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue from package software products are recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  For packaged software products the Company offers a 30 day right of return.  Provisions are recorded for returns, concessions, and bad debts and at March 31, 2012 and 2011 amounted to $0. Revenue from packaged software product sales to and through distributors and resellers is recorded when payment is received and the related products are shipped. The Company's distributors or resellers do not carry packaged software product inventory and thus the Company does not offer any price protections or stock balancing rights. Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs are recognized when the services are provided.

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

Research and Development Cost - The Company expenses the cost of developing new products as incurred as research and product development costs, and amount to $65,882 and $73,013, respectively for the three months ended March 31, 2012 and 2011.

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 7. During the periods presented in the accompanying financial statements, the Company has granted options under its 2009 and 2010 defined stock option plans. The Company accounts for options in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 718, Compensation – Stock Compensation.   Non-cash compensation cost of $2,180 and $0 have been recognized for the vesting of options granted to employees and directors with an associated recognized tax benefit of $0 for the three months ended March 31, 2012 and 2011, respectively.  Non-cash compensation cost of $110,601 and $7,942 have been recognized for options issued to employee and consultants which immediately vested and were exercised with an associated recognized tax benefit of $0 for the three months ended March 31, 2012 and 2011.

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

NOTE 3 – PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	March 31, 2012	December 31, 2011

Furniture, fixtures and equipment	2-10 yrs	$412,619	$402,136
Software	2-5 yrs	11,964	11,964
		424,583	414,100
Less: Accumulated depreciation		(384,575)	(377,797)
Property & equipment, net		$40,008	$36,303

Depreciation expense for the three months ended March 31, 2012 and 2011 was $6,778 and $16,992, respectively.

NOTE 4 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

The following is a summary of goodwill:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2012	2011

Goodwill at beginning of period	$12,673,912	$12,673,912

Goodwill at end of period	$12,673,912	$12,673,912

Goodwill consists of:

December 31,
2010
Interim Healthcare of Wyoming – Casper	$585,881
Interim Healthcare of Wyoming - Billings	603,780
Webmayhem Inc.	11,484,251
Total Goodwill	$12,673,912

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LEASES

Operating Lease - The Company leases office space, in Pittsburgh, Pennsylvania, on a month to month basis for $4,428 a month. The Company leases additional office space in Casper, Wyoming from the former owner of Interim Healthcare of Wyoming, Inc., for $4,750 a month through June 2013.  The Company further leases space in Billings, Montana for of $1,406 a month through February 2014.

NOTE 6 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of March 31, 2012, the Company had no Series A Preferred shares issued and outstanding.

1 for 12 Reverse Stock Split – On February 8, 2012, the Company shareholders approved a 1 for 12 reverse stock split for shareholders of record on February 23, 2012. The accompanying financial statements for all period presented have been restated to reflect the split.  The company issued 2,739 common shares for the fractional shares resulting from the split.

Common Stock - The Company has authorized 200,000,000 shares of common stock, $.001 par value.  As of March 31, 2012, the Company had 8,623,273 common shares issued and outstanding.

On February 24, 2012, the Company issued 37,500 common shares upon the exercise of options valued at $63,000 to consultants and employees for services rendered.

On March 21, 2012, the Company issued 28,334 common shares upon the exercise of options valued at $47,601 to consultants and employees for services rendered.

On March 21, 2012, the Company issued 429,169 common shares valued at $721,004 to consultants and employees for services rendered.

During the first three months of 2012, the company recorded $2,180 of non-cash compensation expense related to the vesting of certain stock options issued.

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

NOTE 6 - CAPITAL STOCK (Continued)

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

NOTE 7 – STOCK OPTIONS AND WARRANTS

2010 Stock Option Plan - During 2010, the Board of Directors adopted a Stock Option Plan ("2010 Plan").  Under the terms and conditions of the 2010 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2010 Plan may not exceed 166,667. At March 31, 2012, 70,553 options were available to be granted under the 2010 Plan.  During the three months ended March 31, 2012, the Company granted 53,334 options.

2009 Stock Option Plan - During 2009, the Board of Directors adopted a Stock Option Plan ("2009 Plan").  Under the terms and conditions of the 2009 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2009 Plan may not exceed 166,667. At March 31, 2012, 9,128 options were available to be granted under the 2009 Plan.  During the three months ended March 31, 2012, the Company granted 12,500 options.

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a 2008 Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 33,334.  At March 31, 2012, 260 options were available to be granted under the 2008 Key Employee Plan.  During the three months ended March 31, 2012, the Company granted no options.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan").  Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2008 Plan may not exceed 16,667.  At March 31, 2012, 28 options were available to be granted under the 2008 Plan.  During the three months ended March 31, 2012, the Company granted no options.

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan").  Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2007 Plan may not exceed 16,667.  At March 31, 2012, 12 options were available to be granted under the 2007 Plan.  During the three months ended March 31, 2012, the Company granted no options.

2007 Key Employee Stock Option Plan - During 2007, the Board of Directors adopted a 2007 Key Employee Stock Option Plan ("2007 Key Employee Plan").  Under the terms and conditions of the 2007 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2007 Key Employee Plan may not exceed 16,667.  At March 31, 2012, 16,667 options were available to be granted under the 2007 Key Employee Plan.  During the three months ended March 31, 2012, the Company granted no options.

2006 Key Employee Stock Option Plan - During 2006, the Board of Directors adopted a 2006 Key Employee Stock Option Plan ("2006 Key Employee Plan").  Under the terms and conditions of the 2006 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2006 Key Employee Plan may not exceed 11,459.  At March 31, 2012, 11,459 options were available to be granted under the 2006 Key Employee Plan.  During the three months ended March 31, 2012, the Company granted no options.

The fair value of option grants during the three months ended March 31, 2012 and 2011 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
Dividend yield	0%	0%
Expected life	3 yrs	3 yrs
Expected volatility	N/A	N/A
Risk-free interest rate	N/A	N/A

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of options granted at March 31, 2012, and changes during the period then ended are as follows:

	For the Three Months Ended March 31, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	119,597	$7,72	2.7 years	$-
Granted	65,834	0.00	-	-
Exercised	(65,834)	0.00	-	-
Forfeited	(32,502)	20.56	-	-
Expired	0	-	-	-
Outstanding at end of period	87,095	2.93	1.8 years	4,178
Vested and expected to vest in the future	87,095	2.93	1.8 years	4,178
Exercisable at end of period	80,549	2.99	1.7 years	-
Weighted average fair value of options granted	87,095	$2.93	1.8 years	$4,178

The Company had 10,922 non-vested options at the beginning of the period with a weighted average exercise price of $2.16.  At March 31, 2012 the Company had 6,546, non-vested options.

The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $110,601 and $7,942, respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2012 (for outstanding options), less the applicable exercise price.

During the three months ended March 31, 2012 and 2011, the Company recorded $2,180 and $0 of non-cash compensation expense related to the vested stock options issued to employees.

For the three months ended March 31, 2012 and 2011, the Company recorded non-cash compensation cost of $110,601 and $0 for vested and exercised options issued to employees and consultants.

Warrants - A summary of the status of the warrants granted is presented below for the three months ended:

	March 31, 2012		March 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	497,738	$5.15	474,136	$4.32
Granted	-	-	440,268	5.16
Exercised	-	-	(416,666)	2.64
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	497,738	$5.15	497,738	$5.15

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months
	Ended March 31,
	2012	2011
Net loss (numerator)	$(997,230)	$(606,759)
Dividend	-	-
Net loss available to common shareholders (numerator)	$(997,230)	$(606,759)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	8,191,544	6,945,421

At March 31, 2012, the Company had 497,738 warrants outstanding to purchase common stock of the Company at $2.64 to $6.00 per share, and the Company had 87,095 options outstanding to purchase common stock of the Company at $2.16 to $6.12 per share.

At March 31, 2011, the Company had 497,738 warrants outstanding to purchase common stock of the Company at $2.64 to $6.00 per share, the Company had 23,458 options outstanding to purchase common stock of the Company at $4.20 to $26.40 per share, and 7% cumulative Series A Preferred shares wherein the holder could convert the note into 625,000 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740  Income Taxes which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at March 31, 2012 operating loss carryforwards of approximately $45,000,000 which may be applied against future taxable income and which expires in various years through 2031.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $18,000,000 as of March 31, 2012, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the three months ended March 31, 2012 approximated $400,000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is from time to time involved in routine legal and administrative proceedings and claims of various types.  While any proceedings or claim contains an element of uncertainty, Management does not expect a material impact on our results of operations or financial position.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Agreements - In connection with the agreement with AT&T to sell AT&T's OEM Natural Voices desktop product licenses, the Company is required to make minimum purchases of $125,000 per each six month period beginning July 2007 through September 2013.

NOTE 11 - SEGMENT REPORTING

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

The following is a summary of the Company’s operations by segment for the three months ended March 31, 2012 and 2011: (in thousands)

	2012				2011
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$138	$709	$1,008	$1,855	$223	$494	$849	$1,566
Cost of sales	53	246	669	968	68	212	587	867
General and administrative	553	207	213	973	311	241	222	774
Consulting	755	-	4	759	158	-	3	161
Selling	28	41	17	86	25	17	17	59
Research and development	-	66	-	66	-	73	-	73
Compensation for re-pricing/extension of warrants	-	-	-	-	-	-	-	-
Other income	(1)	-	1	-	17	-	-	17
Interest expense	-	-	-	-	256	-	-	256
Income tax benefit/(expense)	-	-	-	-	-	-	-	-
Net income (loss)	$(1,252)	$149	$106	$(997)	$(578)	$(49)	$20	$(607)

Total assets	241	12,058	2,268	14,567	2,347	18,750	2,520	23,617
Depreciation	0	6	1	7	0	15	2	17

NOTE 12 - SUBSEQUENT EVENT

Subsequent events have been evaluated through the date and time this quarterly report on Form 10-Q was filed:

On April 5, 2012, the Company executed a Share Exchange Agreement providing for its acquisition of all of the issued and outstanding shares of Digital Entertainment International Ltd., a company organized under the law of the Hong Kong Special Administrative Region (“Digital HKCo”).  The closing of the Share Exchange Agreement is subject to numerous contingencies, including, among other things, the approval of the acquisition by the Company’s stockholders, and the prior spin-off of Interim Healthcare of Wyoming to the Company’s stockholders, and there can be no assurance that any of these transactions will be successfully completed.

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

Highlights of First Quarter, 2012

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

1.     WIZZARD MEDIA

Wizzard Media is the five-year old division for our digital media and entertainment business.  Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method.  During the first quarter of 2012, the media segment experienced a 44% increase in revenue over the first quarter of 2011.  Wizzard's publishing platform manages 11,179 clients.  Management believes that Wizzard Media offers the leading podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  In the first quarter of 2012, our total publishing service revenue, including data transfer, was $522,931 versus $348,694 in the first quarter of 2011.  The total number of active episodes for the shows on the Wizzard Network was 988,551 in the first quarter of 2012, all of which are available for immediate distribution.  With the continuing success of iPods, iPhones, iPads, Android’s mobile phones, and Blackberry’s smartphones, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  Wizzard's LibsynPRO Enterprise service had 78 network publishers in 2012.  Wizzard Media derives a portion of its revenues through data transfer from PRO customers.  During the first quarter of 2012, revenue from data transfer totaled $99,995.

WIZZARD MEDIA – PUBLISHING SERVICES

     Hosting, Distribution Network, Content, Platform Development

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

Currently, Wizzard Media distributes digital shows for our producers to a variety of web portals and content aggregators, for both download and video streaming.  Approximately 70% of the shows Wizzard distributes’ reach audiences using Apple’s iTunes platform which includes iTunes on the computer, iPods, iPads, iPhones and Apple TV.  It is Management’s opinion that the Wizzard Media Network’s substantial presence in the iTunes Podcast Store is one of the Company’s most valuable assets as consumers using iTunes are early adopters and spend money regularly on digital media.  We believe this provides Wizzard with a unique offering for advertisers seeking that type of consumer and provides Wizzard with monetization opportunities for its podcast publishers through the sale of individual and network wide Apps.

Wizzard Media's technical development continued to improve upon its strong record of stability and performance in 2011 while forging ahead with new product and service offerings in the first quarter of 2012.  The libsyn platform is well-positioned for continued scalable growth for both producers and consumers as new features and subscriptions are launched.

During the first quarter the development team focused on the development and launch of two major initiatives:  Paid Subscription Services for Podcasts and the second phase of Facebook Integration with the Libsyn Facebook Timeline App.

The Paid Subscription Service, which was developed by Wizzard using paywall and secure media delivery technologies, enables top tier producers to serve and sell premium content.  In Q1, the new subscription service was already managing over 17,000 consumer accounts.  This offering also included the roll-out of new Premium web pages and an HTML5 media player on the libsyn platform as well as a consumer-facing subscription sign-up and management interface.

The team also launched the Podcast App for Facebook Timeline which allows the distribution of over 1,000,000 podcast episodes.  The podcast directory allows publishers, friends, and fans to invite others to watch or listen to their podcast show within Facebook.  This activity appears throughout the Facebook Timeline, NewsFeed and Ticker – enabling the spread of new episodes virally throughout the social network.

Several improvements and enhancements to the Podcast App offerings were made in Q1.  In addition to support for Airplay, iOS5, enhanced media player support, user interface refinement, and search and discovery, Q1 2012 saw the implementation of a cross-platform, single sign-on that integrates with the Paid Subscription service.  This adds even more outlets for top producers to market their premium content, providing paid consumers access to their subscriptions across both the web and mobile platforms with one account.

The team also completed several network and infrastructure projects aimed to improve reliability and robustness of the overall service delivery platform.  These included the integration of multiple CDNs and migration of origin storage.  Both projects will improve reliability in the short term while reducing costs over the long term. These projects will serve as the foundation for improved service offerings and provide flexibility as podcast traffic moves to mobile devices and app-based content streaming.

WIZZARD MEDIA - APPS

Apps are small software applications that users can purchase and download to their Android, iPhone and iPod Touch mobile devices with relative ease.  App categories include video games, sports, productivity, entertainment, education and health & fitness.  Some of these Apps are free, while others have to be purchased.  These Apps range in price from $.99 to $100.00, with the average price under $4.99.  During 2011, Wizzard continue its push on the Apps market using its podcast network and active podcasters to promote the Apps to consumers.  Apple, Amazon and Google retain 30% of all App sales to cover the cost of running the App Store and App owners/developers receive 70% of the sales proceeds.  Wizzard believes it can continue to generate revenue through the iTunes Store, Google Market Place and Amazon App Store are briefly outlined below.

Sale of Custom Podcast Apps

Wizzard created Apps that work on the iPhone and Android platforms and are currently for sale in the iTunes App Store, Google’s Market Place and Amazon’s App Store. Wizzard has approximately 2,456 Apps for sale in these three App Stores.  Podcasters then market their very own App to their show’s audience, many of whom use iPhones, iPads, iPods and Android phones.  Management believes podcasters can be very successful marketing Apps to their audience, as they know their audience better than anyone else and are great influencers of their audience.  The reasons Management believes an audience member would want to purchase Apps are: 1) Easier, faster access to the content.  2) Bonus content exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts.  4) Social communication features.

Wizzard now offers Apps as a free monetization tool to podcasters on the Wizzard Network as long as they have a qualifying monthly account.  Currently, there are approximately 11,200 shows on the Wizzard Network and approximately 20 million monthly audience members who consume podcasts.  Wizzard submits each App for approval, which is not guaranteed and is based on the respective terms of service and approval process of the App Store, and manages the collecting of the revenue and distribution of the podcaster’s share of the revenues.  Wizzard has submitted over 3,000 podcast Apps and has received approval for 2,519 Apps.  Wizzard retains approximately 35% of the sale price that ranges from $.99 to $4.99 in most cases.  During the first quarter of 2012, revenue from App sales totaled $86,257.

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

   WIZZARD MEDIA - ADVERTISING

In 2011, Wizzard executed multiple national brand advertising campaigns for companies including Audible and Lego. These campaigns run across multiple shows, with different advertisers, resulting in $96,066of advertising revenue in the first quarter of 2012.

Wizzard’s Alchemy system is able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, which was is for multiple advertising campaigns.  Using the system, the Wizzard Media Network had the capability to deliver 1,251,621,377 advertisements in the first quarter of 2012 if 2.5 advertisements were placed in every podcast request downloaded from the network.  In order to increase the percentage of filled advertising inventory we must continue to execute on our advertising sales strategy, integrate third party ad networks and portals and create relationships with more advertising agencies and their clients.  The advertising capabilities number mentioned above and the tables for download inventory (below) demonstrates to advertisers the reach of the Wizzard Media Advertising Network as most advertisers want to see the opportunity for large advertising campaigns when considering a new medium for their marketing plans.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.

Client results of our largest advertising execution to date were excellent in Management's opinion and we expect more buys from the client in the future. We have now had multiple advertisers renew campaigns with Wizzard including one advertiser that is on its 51st campaign, demonstrating what Management believes is excellent back-end ad operational customer service on Wizzard's part and a satisfactory ROI for our clients.

Wizzard Media currently has 22 distinct ad categories we take to market.  As the number of publishers joining Wizzard’s Advertising Network grows, so does the available advertising inventory for Wizzard’s advertising sales team to sell.

Month		Potential Ad Impressions
October 2010		229,233,365
November 2010		229,114,522
December 2010	*	223,289,675
January 2011	*	247,194,412
February 2011	*	214,224,217
March 2011		243,623,205
April 2011		235,829,927
May 2011		262,660,535
June 2011	*	261,060,697
July 2011	*	268,023,215
August 2011	*	279,321,000
September 2011		272,019,545
October 2011		299,068,565
November 2011		350,041,795
December 2011	*	391,376,530
January 2012		428,054,517
February 2012		393,669,125
March 2012		429,897,735

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

Nielsen Certified Downloads for Ad Network
Month		Downloads
October 2010		91,693,346
November 2010		91,645,809
December 2010		89,315,870
January 2011	**	98,877,765
February 2011		85,689,687
March 2011		97,449,282
April 2011		94,331,971
May 2011		105,064,214
June 2011	**	104,424,279
July 2011		107,209,286
August 2011		111,728,400
September 2011		108,807,818
October 2011		119,627,426
November 2011		140,016,718
December 2011		156,550,612
January 2012		171,221,807
February 2012		157,467,650
March 2012		171,959,094

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

2.     SPEECH TECHNOLOGY & SERVICES GROUP

Wizzard Software's legacy Speech Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T, as well as through our own Internet marketing efforts through Google, Yahoo and other major Internet search engines.  In the first quarter of 2012 Wizzard continued its Internet marketing efforts through major search engines and continues to modify it on a quarterly basis.

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

3.   HEALTHCARE

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for seventeen years and is part of the home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 54% for the first quarter of 2012, from its home healthcare and staffing operations.

During the first quarter of 2012, we experienced a 19% increase in revenue over the first quarter of 2011.  This was driven by an increased use in our staffing services in our Billings location.   At the same time our home healthcare service continued to provide a consistent stream of revenue during the first quarter of 2012.

As we begin 2012, as with most organizations in today’s economy, we are approaching our healthcare business with skeptical optimism.  While the economy within Casper Wyoming appears to have been affected very little by the changes in the economy in the rest of the country, these conditions could change rapidly.  As for our operation in Billings, Montana and its focus on the medical staffing industry, we anticipate another modest increase in the demand for our medical staffing services during the year.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

Our home healthcare business continues to be a solid revenue generator for our Company as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.  Although this has been a gradual process, we believe that we are building a solid business that will offer a complimentary package of new technology and traditional services.

Restatement - On February 23, 2012, the Company affected a 1 for 12 reverse stock-split.  All references to stock issuances and per share data have been reflected in these financial statements.

On April 5, 2012, which is subsequent to the end of the period covered by this Quarterly Report, the Company executed a Share Exchange Agreement providing for its acquisition of all of the issued and outstanding shares of Digital Entertainment International Ltd., a company organized under the law of the Hong Kong Special Administrative Region (“Digital HKCo”).  The closing of the Share Exchange Agreement is subject to numerous contingencies, including, among other things, the approval of the acquisition by the Company’s stockholders, and the prior spin-off of Interim Healthcare of Wyoming to the Company’s stockholders, and there can be no assurance that any of these transactions will be successfully completed.  The Company has set its annual meeting of stockholders for June 29, 2012, and on May 9, 2012, Interim filed with the Securities and Exchange Commission a Registration Statement on Form S-1 with respect to the shares to be issued in connection with the spin-off.  The execution of the Share Exchange Agreement was disclosed in the Company’s Current Report on Form 8-K dated April 5, 2012, which was filed with the Securities and Exchange Commission on April 10, 2012, and which is incorporated herein by reference.  See the Exhibit Index, Part II, Item 6 hereof.

Results of Operations

Three Months Ended March 31, 2012 and 2011.

During the first quarter ended March 31, 2012, Wizzard recorded revenues of $1,855,613, an 18% increase from revenues of $1,566,003 in the first quarter of 2011. The increase for the first quarter of 2012 reflects an increase in revenue from our Healthcare and Media Service, offset by a decrease in revenue in the Software segment.

Cost of goods sold totaled $967,913 in the first quarter of 2012, versus $867,170 in the first quarter of 2011.  This increase of 12% is a direct result of the increased sales across the Healthcare and Media segments, while being off-set by a decreased in costs within our Software segment.  Wizzard posted a gross profit of $887,700 during the first quarter of 2012, versus a gross profit of $698,833 in the first quarter of 2011, an increase of 27%.

In the first quarter ended March 31, 2012, operating expenses totaled $1,884,736 which was a 77% increase from operating expenses of $1,066,731 in the first quarter of 2011.  Broken down by line item our operating expenses were:

Selling expenses in the first quarter of 2012 were $85,830 versus $58,921 in 2011, representing a $26,909 increase over the prior year.  This increase was driven by efforts to strengthen our sales team to focus on obtaining apps and producers within our media segment.

Total general and administrative expenses were $973,451 in the first three months of 2012 versus $773,635 in the first three months of 2011, an increase of 26%.  Broken into further detail, general and administrative expenses were $499,330 in 2012 versus $282,665 in 2011, an increase of 77%, driven by increases with multiple costs, which include, NYSE listing fees, legal fees for due diligence, travel expense for due diligence, and consulting fees for due diligence. Salaries, wages and related expenses decreased to $474,121 in 2012 from $490,970 in 2010, a decrease of 3%, driven by efforts to control costs and a decrease in non cash expense for vesting of stock options.  Consulting fees increased to $759,573 in 2012 from $161,162, an increase of 371% due payment for consultants that were paid in stock and the increase- in the use of consultants in 2012 versus 2011.  Research and Development expenses in the first quarter were $65,882 versus $73,013 in 2011, driven by a temporary decrease in our developer team members.

Other expenses of $194 versus $238,861 in the first quarter of 2011 consisted primarily of interest expense.  This decrease is due to recording $243,876 for the re-pricing of equity instruments during the first quarter of 2011.

Wizzard's net loss available to common shareholders was $997,230, or $0.12 per share, in the quarter ended March 31, 2012.  This represents a 64% increase from our net loss of $606,759, or $0.09 per share, in the first quarter of 2011. During the first quarter of 2012, non-cash expenditures totaled $840,453, a 213% increase from non-cash expenditures of $268,297 in the first quarter of 2011.

The following is a summary of non-cash expenditures:

	For the Three
	Months Ended
	March 31,
	2012	2011
NON-CASH EXPENDITURES
Amortization of discount on notes payable	0	5,329
Re-pricing of warrants and Preferred Stock	0	243,876
Stock option grants	2,180	0
Depreciation and amortization expense	6,668	16,992
Interest expense paid with stock	0	9,942
Change in FMV of derivative liability	0	(15,784)
Non-cash expense	8,848	260,355
Expenditures paid with issuance of stock	831,605	7,942
Total non-cash expenditures	840,453	268,297

Liquidity and Capital Resources.

Cash on hand was $977,993 at March 31, 2012, a decrease of $464,472 over the $1,442,465 on hand at December 31, 2011.  Net cash used in operations for the three months ended March 31, 2012, was $453,989, a decrease of 26% over the $609,921net cash used in operations for the three months ended March 31, 2011.

In the first three months of 2012, the Company had no cash provided by financing activities.  During the three months ended March 31, 2011, cash provided by financing activities was $2,923,575 which was from the issuance of 416,667 shares upon notice of exercise of warrants by five institutional investors, and the company received $1,100,000 in cash; the issuance of 1,166,667 shares of Common Stock, par value $.001, and 440,268 warrants to purchase common stock at $5.16 per share, for a total amount of $2,823,575, net of fees of $256,400; and the payment of $1,000,000 notes payable.

Cash used in investing activities was $10,483, which was for the purchase of computer equipment.

The Company believes it is still in the early stages of the new and developing digital media publishing services, and estimates it will require approximately $135,000 per month to maintain current operations and grow our digital media business.

The following table reflects our contractual obligations as of March 31, 2012:

Contractual Obligations		Less than	1-3
	Total	1 Year	Years
Guaranteed Royalty	$506,000	$256,000	$250,000
Rent	216,744	73,872	187,872
Total	$767,744	$329,872	$437,872

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

As of March 31, 2012, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Wizzard has sold during the three month period ended March 31, 2012, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description
Chardan Capital Markets LLC	3-21-12	83,334	Consulting Services
The Special Equities Group LLC	3-21-12	125,000	Consulting Services
New Castle Consulting LLC	3-21-12	41,667	Consulting Services
Lane Ventures	3-21-12	91,667	Consulting Services
Arthur Douglas	3-21-12	83,334	IR Services
Legend Capital	3-21-12	4,167	Consulting Services

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

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Mine Safety Disclosures.

     None; not applicable.

Item 5.   Other Information.

(a)   None, not applicable

(b)  During the quarterly period ended March 31, 2012, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

(i)  Where incorporated in this Report

Current Report on Form 8-K dated April 5, 2012, filed

Part I, Item II

with the Securities and Exchange Commission on April 10, 2012*

*  This document and related exhibits has previously been filed with the Securities and Exchange Commission and is incorporated herein by reference.

(ii)

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIZZARD SOFTWARE CORPORATION

Date:	5/15/12	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	5/15/12	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	5/15/12	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	5/15/12	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	5/15/12	/s/ Douglas Polinsky
Douglas Polinsky
Director