Form 10-Q
period 2012-06-30
WIZZARD SOFTWARE CORP /CO
filed 2012-08-14
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 4, 2012, there were 8,731,080 shares of common stock, par value $0.001, of the registrant issued and outstanding.*

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENTS

CONTENTS

PAGE
Consolidated Balance Sheets	4

Consolidated Unaudited Statements of Operations	5

Consolidated Unaudited Statements of Cash Flows	6 - 7

Notes to Unaudited Consolidated Financial Statements	8 - 12

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	Unaudited
CURRENT ASSETS:
Cash	792,191	1,442,465
Accounts receivable, net of $34,200 allowance	774,365	586,682
Prepaid expenses	50,710	40,054
Total current assets	1,617,266	2,069,201

PROPERTY AND EQUIPMENT, net	33,045	36,303
GOODWILL	12,673,912	12,673,912
OTHER ASSETS	3,582	3,582
Total assets	14,327,805	14,782,998

CURRENT LIABILITIES:
Accounts payable	637,541	658,541
Accrued expenses	157,639	337,454
Deferred revenue	52,670	10,544
Total current liabilities	847,850	1,006,539

Total liabilities	847,850	1,006,539

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 200,000,000 shares authorized, 8,731,080 and 8,125,530 shares issued and outstanding, respectively	8,731	8,126
Additional paid-in capital	85,054,995	84,024,736
Accumulated deficit	(71,583,771)	(70,256,403)
Total stockholders' equity	13,479,955	13,776,459
Total liabilities and stockholders' equity	14,327,805	14,782,998

See accompanying notes to these unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	April 1, 2012 to June 30, 2012	April 1, 2011 to June 30, 2011	Jan. 1, 2012 to June 30, 2012	Jan. 1, 2011 to June 30, 2011

REVENUE
Software	176,498	130,014	314,561	352,566
Healthcare	1,166,954	776,468	2,175,248	1,625,920
Media Services	693,666	553,953	1,402,922	1,047,953
Total Revenue	2,037,118	1,460,435	3,892,731	3,026,439

Software cost of goods sold	102,115	83,169	155,585	151,594
Healthcare cost of goods sold	758,576	521,623	1,427,636	1,108,539
Media Services cost of goods sold	261,228	210,932	506,611	422,760
Total Cost of Goods Sold	1,121,919	815,724	2,089,832	1,682,893
Gross Profit	915,199	644,711	1,802,899	1,343,546
OPERATING EXPENSES
Selling expenses	51,656	54,724	137,486	113,646
General and administrative	921,492	764,163	1,894,943	1,537,798
Consulting fees	208,730	182,065	968,303	343,227
Research and development	69,867	74,096	135,749	147,108
Total Expenses	1,251,745	1,075,048	3,136,481	2,141,779
LOSS FROM OPERATIONS	(336,546)	(430,337)	(1,333,582)	(798,233)

OTHER INCOME (EXPENSE):
Gain on disposal of assets	6,000	-	6,000	(243,876)
Extension of notes payable	-	-	-	-
Interest income	65	1,254	225	2,533
Interest expense	-	-	-	(12,704)
Other income	343	340	(11)	16,779
Total Other Income (Expense)	6,408	1,594	6,214	(237,268)
LOSS BEFORE INCOME TAXES	(330,138)	(428,743)	(1,327,368)	(1,035,501)
CURRENT INCOME TAX EXPENSE	-	-	-	-
DEFERRED INCOME TAX EXPENSE	-	-	-	-
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(330,138)	(428,743)	(1,327,368)	(1,035,501)

BASIC LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	(0.04)	(0.06)	(0. 16)	(0.14)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,658,727	7,647,721	8,425,136	7,389,669
DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	(0.04)	(0.06)	(0.16)	(0.14)
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,658,727	7,647,721	8,425,136	7,389,669

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1, 2012 to June 30, 2012	January 1, 2011 to June 30, 2011

Cash Flows from Operating Activities
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(1,327,368)	(1,035,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	-	5,329
Cashless exercise of warrants	-	-
Gain on sale of property and equipment	(6,000)	-
Stock for non cash expenses	1,026,505	12,442
Non-cash compensation - options issued	4,359	45,275
Re-pricing of warrants and preferred stock	-	243,876
Change in value of derivative liability	-	(15,784)
Non-cash interest expense on notes payable	-	9,942
Depreciation and amortization expense	13,742	32,096
Change in assets and liabilities:
(Increase) Decrease Accounts receivable	(187,683)	105,818
(Increase) Decrease Prepaid expenses	(10,656)	(2,003)
Increase (Decrease) Accounts payable	(21,000)	(295,829)
Increase (Decrease) Accrued expense	(179,815)	(47,334)
Increase (Decrease) Deferred revenue	42,125	(3,802)
Net Cash Used in Operating Activities	(645,791)	(945,475)

Cash Flows from Investing Activities:
Purchase of property & equipment	(10,483)	(2,975)
Proceeds from sale of property and equipment	6,000	-
Investment in marketable securities	-	(150,000)
Net Cash Used in Investing Activities	(4,483)	(152,975)

Cash Flows from Financing Activities:
Issuance of common stock	-	3,923,575
Payments on notes payable	-	(1,000,000)
Net Cash Provided by Financing Activities	-	2,923,575

Net Increase in Cash	(650,274)	1,825,125
Cash at Beginning of Period	1,442,465	267,206
Cash at End of Period	792,191	2,092,331
Supplemental Disclosures of Cash Flow Information
Interest	-	7,996
Income taxes	-	-

(Continued)

See accompanying notes to unaudited consolidated financial statements.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2012:

On February 24, 2012, the Company issued 37,500 common shares upon the exercise of options valued at $63,000 to board members for services rendered.

On March 21, 2012, the Company issued 28,334 common shares upon the exercise of options valued at $47,601 to consultants and employees for services rendered.

On March 21, 2012, the Company issued 429,169 common shares valued at $721,004 to consultants and employees for services rendered.

On May 29, 2012, the Company issued 70,553 common shares valued at $118,529 to management for services rendered.

On June 4, 2012, the Company issued 37,254 common shares valued at $76,371 to management for services rendered

During the first six months of 2012, the company recorded $4,359 of non-cash compensation expense related to the vesting of certain stock options issued.

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Wizzard Software Corporation ["Parent"], a Colorado corporation, was organized on July 1, 1998.  The Company operates in three segments, Software, Healthcare and Media Services.  The Software segment engages primarily in the development, sale, and service of custom and packaged computer software products. The Media Services provides podcast hosting, content management tools and advertising services.  The Healthcare segment operates primarily in the home healthcare and healthcare staffing services in Wyoming and Montana.  On September 8, 2005, Parent purchased all of the issued and outstanding shares of Interim Healthcare of Wyoming, Inc. ["Interim"], a Wyoming corporation, in a transaction accounted for as a purchase.  On February 27, 2007, Parent organized Wizzard Acquisition Corp., a Pennsylvania corporation, to acquire and dissolve into the operations of Webmayhem, Inc. [“Libsyn”], a Pennsylvania corporation, in a transaction accounted for as a purchase.  On April 3, 2007, Interim purchased the operations of Professional Personnel, Inc., d.b.a., Professional Nursing Personnel Pool [“PNPP”].  On June 22, 2012, Parent organized Future Healthcare of America [“FHA”] and transferred all the shares of Interim to FHA.

Consolidation - The financial statements presented reflect the accounts of Parent, Libsyn, FHA and Interim.  All significant inter-company transactions have been eliminated in consolidation.

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

Reclassification – The financial statements for the period ended prior to June 30, 2012 have been reclassified to conform to the headings and classifications used in the June 30, 2012 financial statements.

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

NOTE 3 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS

Goodwill consists of:

June 30,
2012
Interim Healthcare of Wyoming – Casper	$585,881
Interim Healthcare of Wyoming - Billings	603,780
Webmayhem Inc.	11,484,251
Total Goodwill	$12,673,912

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOODWILL / DEFINITE-LIFE INTANGIBLE ASSETS (Continued)

The following is a summary of goodwill:

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2012	2011

Goodwill at beginning of period	$12,673,912	$12,673,912

Goodwill at end of period	$12,673,912	$12,673,912

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of June 30, 2012, the Company had no Series A Preferred shares issued and outstanding.

1 for 12 Reverse Stock Split – On February 8, 2012, the Company shareholders approved a 1 for 12 reverse stock split for shareholders of record on February 23, 2012. The accompanying financial statements for all period presented have been restated to reflect the split.  The company issued 2,739 common shares for the fractional shares resulting from the split.

Common Stock - The Company has authorized 200,000,000 shares of common stock, $.001 par value.  As of June 30, 2012, the Company had 8,731,080 common shares issued and outstanding.

On May 29, 2012, the Company issued 70,553 common shares upon the exercise of options valued at $118,529 to management for services rendered.

On June 4, 2012, the Company issued 37,254 common shares upon the exercise of options valued at $76,371 to management for services rendered.

During the first six months of 2012, the company recorded $4,359 of non-cash compensation expense related to the vesting of certain stock options issued.

NOTE 5 – STOCK OPTIONS AND WARRANTS

2010 Stock Option Plan - During 2010, the Board of Directors adopted a Stock Option Plan ("2010 Plan").  Under the terms and conditions of the 2010 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2010 Plan may not exceed 166,667.  At June 30, 2012, no options were available to be granted under the 2010 Plan.  During the six months ended June 30, 2012, the Company granted 123,887 options.

2009 Stock Option Plan - During 2009, the Board of Directors adopted a Stock Option Plan ("2009 Plan").  Under the terms and conditions of the 2009 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2009 Plan may not exceed 166,667.  At June 30, 2012, no options were available to be granted under the 2009 Plan.  During the six months ended June 30, 2012, the Company granted 24,130 options.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK OPTIONS AND WARRANTS (Continued)

2007 Key Employee Stock Option Plan - During 2007, the Board of Directors adopted a 2007 Key Employee Stock Option Plan ("2007 Key Employee Plan").  Under the terms and conditions of the 2007 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2007 Key Employee Plan may not exceed 16,667.  At June 30, 2012, no options were available to be granted under the 2007 Key Employee Plan.  During the six months ended June 30, 2012, the Company granted 16,667 options.

2006 Key Employee Stock Option Plan - During 2006, the Board of Directors adopted a 2006 Key Employee Stock Option Plan ("2006 Key Employee Plan").  Under the terms and conditions of the 2006 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2006 Key Employee Plan may not exceed 11,459.  At June 30, 2012, no options were available to be granted under the 2006 Key Employee Plan.  During the six months ended June 30, 2012, the Company granted 11,459 options.

The fair value of option grants during the six months ended June 30, 2012 and 2011 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the six months ended June 30, 2012 and 2011 were as follows:

	2012	2011
Dividend yield	0%	0%
Expected life	3 yrs	3 yrs
Expected volatility	N/A	100.74
Risk-free interest rate	N/A	1.09%

A summary of the status of options granted at June 30, 2012, and changes during the period then ended are as follows:

	For the Six Months Ended June 30, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	119,597	$7,72	2.7 years	$-
Granted	173,641	0.00	-	-
Exercised	(173,641)	0.00	-	305,501
Forfeited	(32,753)	20.44	-	-
Expired	0	-	-	-
Outstanding at end of period	86,844	2.92	1.5 years	-
Vested and expected to vest in the future	86,844	2.92	1.5 years	-
Exercisable at end of period	80,298	2.98	1.5 years	-
Weighted average fair value of options granted	86,844	$2.92	1.5 years	$-

The Company had 10,922 non-vested options at the beginning of the period with a weighted average exercise price of $2.16.  At June 30, 2012 the Company had 6,546, non-vested options with a weighted average exercise price of $2.16.

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCK OPTIONS AND WARRANTS (Continued)

During the six months ended June 30, 2012 and 2011, the Company recorded $4,359 and $45,275 of non-cash compensation expense related to the vested stock options issued to employees.

For the six months ended June 30, 2012 and 2011, the Company recorded non-cash compensation cost of $305,501 and $12,442 for vested and exercised options issued to management, board members, employees and consultants.

NOTE 6 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Net loss (numerator)	$(330,138)	$(428,743)	$(1,327,368)	$(1,035,501)
Accrued dividend	-	-	-	-
Net loss available to common shareholders (numerator)	$(330,138)	$(428,743)	$(1,327,368)	$(1,035,501)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	8,658,727	7,647,721	8,425,136	7,389,669

At June 30, 2012, the Company had 497,738 warrants outstanding to purchase common stock of the Company at $2.64 to $5.16 per share, and the Company had 86,844 options outstanding to purchase common stock of the Company at $2.16 to $5.52 per share which were not included in the loss per share computation because their effect would be anti-dilutive.

At June 30, 2011, the Company had 497,738 warrants outstanding to purchase common stock of the Company at $2.64 to $5.16 per share, the Company had 23,458 options outstanding to purchase common stock of the Company at $4.20 to $26.40 per share, and 7% cumulative Series A Preferred shares wherein the holder could convert the note into 625,000 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 7 - SEGMENT REPORTING

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

WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SEGMENT REPORTING (Continued)

The Chief Operating Decision Maker (CODM) is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and net income (loss).

The following is a summary of the Company’s operations by segment for the six months ended June 30, 2012 and 2011: (in thousands)

	2012				2011
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$315	$1,403	$2,175	$3,893	$352	$1,048	$1,626	$3,026
Other income/expense	(1)	6	1	6	(238)	-	1	(237)
Net income (loss)	$(1,868)	$249	$292	$(1,327)	$(1,066)	$(53)	$84	$(1,035)

Total assets	201	11,911	2,211	14,327	1,796	18,843	2,558	23,197
Depreciation	0	12	2	14	0	29	3	32

The following is a summary of the Company’s operations by segment for the three months ended June 30, 2012 and 2011: (in thousands)

	2012				2011
	Software	Media	Healthcare	Total	Software	Media	Healthcare	Total
Net revenues	$177	$694	$1,167	$2,038	$129	$554	$777	$1,460
Other income/expense	-	6	-	6	1	-	1	2
Net income (loss)	$(616)	$100	$186	$(330)	$(488)	$(4)	$64	$(428)

Depreciation	0	6	1	7	0	14	1	15

NOTE 8 - SUBSEQUENT EVENT

Subsequent events have been evaluated through the date and time this quarterly report on Form 10-Q was filed:

On July 20, 2012, the Board of Directors adopted a 2012 Stock Option Plan ("2012 Plan").  Under the terms and conditions of the 2012 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2012 Plan may not exceed 3,000,000.

Wizzard held its annual shareholder meeting on July 30th at which time the proxy voting results were announced.

The shareholders of Wizzard where 95% of the shares voted were cast in favor of the acquisition of FAB and the addition of FAB’s founder and CEO to the board of directors.

On August 2, 2012, the Company issued 15,784 common shares upon the cashless exercise of warrants valued at $67,086.

On August 14, 2012, the Company entered into a Warrant Amendment Agreement with holders of its Common Stock Purchase Warrants.  Under the terms of the Agreement, the parties agreed to reduce the exercise price of the Warrants from $5.16 per share to $3.25.  The Warrant Holders exercised 341,208 warrants for 341,208 shares of the Company's Common Stock.  The Company received net proceeds of $1,042,391, and recorded $122,334 of non-cash expense for the re-pricing of the warrants.

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

Highlights of Second Quarter, 2012

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

1.     WIZZARD MEDIA

Wizzard Media is the five-year old division for our digital media and entertainment business.  Wizzard Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method.  During the second quarter of 2012, the media segment experienced a 25% increase in revenue over the second quarter of 2011.  Wizzard's publishing platform manages 11,231 clients. Management believes that Wizzard Media offers the leading podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  In the second quarter of 2012, our total publishing service revenue, including data transfer, was $563,869 versus $415,816 in the second quarter of 2011.  The total number of active episodes for the shows on the Wizzard Network was 1,000,009 in the second quarter of 2012, all of which are available for immediate distribution.  With the continuing success of iPods, iPhones, iPads, Android’s mobile phones, and Blackberry’s smartphones, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow on an annual basis.  Wizzard's LibsynPRO Enterprise service had 84 network publishers in 2012.  Wizzard Media derives a portion of its revenues through data transfer from PRO customers.  During the second quarter of 2012, revenue from data transfer totaled $119,592.

WIZZARD MEDIA – PUBLISHING SERVICES

     Hosting, Distribution Network, Content, Platform Development

The Wizzard Media network receives over 4.0 million requests for shows per day.  Our network reaches over 23 million people around the world, creating what Management believes is a strong media asset and a very compelling platform for advertisers as well as smartphone App sales.  Download requests are calculated by counting the number of shows requested for download by audience members.  Wizzard works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform and through the sale of Apps.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Wizzard’s third party advertising partners and its in-house advertising sales team to fill.

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

In the second quarter of 2012, Wizzard Media sustained its commitment to improving the stability and performance of the libysn platform as well as delivering updated features for several top priority initiatives outlined for the company: Facebook integration and Premium Paid Subscriptions.  With the addition of these new consumer-facing products libsyn producers can monetize and further engage with their audiences in new distribution channels.  This continued growth and expansion of the platform has poised Wizzard Media to broaden the scope of its product offerings while continuing to keep the libsyn platform at the forefront of the industry.

Facebook Integration was improved to better leverage the social reach of Facebook's OpenGraph to improve discovery and accessibility while simultaneously driving traffic and page views.  These included libsyn Directory, single sign-on to Facebook from Wizard’s mobile apps and customizable OnPublish and Page Tabs Timeline and Pages.  OnPublish was also extended to other social outlets, allowing producers to promote their content through Twitter and on their own web sites and blogs.

Wizzard Media has continued to build its Premium Paid Subscription Service with further customizations, improved usability and additional premium services.  The Premium Paid Subscription Service remains scalable as new offerings are continually added.  The subscription management interface now exposes paid users to other premium offerings as well as increasing the visibility of the entire premium product line for all users.

The second quarter of 2012 also saw several large scale network and infrastructure improvements aimed at improving overall reliability and management.  Wizzard Media continues to improve the flexibility and stability of both the libsyn platform and the underlying infrastructure.   The origin storage architecture was comprehensively restructured, resulting in a far more robust and resilient system that provides redundant, scalable storage for libsyn producers' content.  CDN improvements included a dual-CDN strategy that allows Wizzard Media to utilize multiple CDNs, balancing traffic across the board as well as per independent producer or LibsynPro account.  As a result,

Wizzard Media can work with the most reliable and cost-efficient CDNs available while continuing to provide stable, reliable service to its users.  Additionally, LibsynPro customers with pre-existing commitments to other CDNs can use the LibsynPro product in partnership with their hosting provider, opening the doors to more enterprise-level producers.

Along with the CDN improvements, enhancements to the libsyn data warehouse and reporting system brought faster stats processing and improved reliability.

Wizzard Media mobile application development during the second quarter of 2012 saw improved integration with social networking services, comprehensive stability and performance improvements, user experience enhancements, and the incorporation of Apple's "iCloud" service into the iOS platform applications.  Facebook and Twitter sharing features are now much richer in how they interact with users' social networks, facilitating audience growth from the mobile platform.  Numerous updates were made to ensure stability of the applications as well as improving performance with every new release.

In the upcoming months, the libsyn platform will continue to evolve into both an innovative, industry-leading publishing platform as well as a responsive, agile product that is improved by and for its users.

WIZZARD MEDIA - APPS

Apps are small software applications that users can purchase and download to their Android, iPhone and iPod Touch mobile devices with relative ease.  App categories include video games, sports, productivity, entertainment, education and health & fitness.  Some of these Apps are free, while others have to be purchased.  These Apps range in price from $.99 to $100.00, with the average price under $4.99.  Wizzard continues to push on the Apps market using its podcast network and active podcasters to promote the Apps to consumers.  Apple, Amazon and Google retain 30% of all App sales to cover the cost of running the App Store and App owners/developers receive 70% of the sales proceeds.  Wizzard believes it can continue to generate revenue through the iTunes Store, Google Market Place and Amazon App Store.

Sale of Custom Podcast Apps

Wizzard created Apps that work on the iPhone and Android platforms and are currently for sale in the iTunes App Store, Google’s Market Place and Amazon’s App Store. Wizzard has approximately 2,463 Apps for sale in these three App Stores.  Podcasters then market their very own App to their show’s audience, many of whom use iPhones, iPads, iPods and Android phones.  Management believes podcasters can be very successful marketing Apps to their audience, as they know their audience better than anyone else and are great influencers of their audience.  The reasons Management believes an audience member would want to purchase Apps are: 1) Easier, faster access to the content.  2) Bonus content exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts.  4) Social communication features.

Wizzard now offers Apps as a free monetization tool to podcasters on the Wizzard Network as long as they have a qualifying monthly account.  Currently, there are approximately 11,231 shows on the Wizzard Network and approximately 23 million monthly audience members who consume podcasts.  Wizzard submits each App for approval, which is not guaranteed and is based on the respective terms of service and approval process of the App Store, and manages the collecting of the revenue and distribution of the podcaster’s share of the revenues.  Wizzard has submitted over 3,000 podcast Apps and has received approval for 2,526 Apps.  Wizzard retains approximately 35% of the sale price that ranges from $.99 to $4.99 in most cases.  During the second quarter of 2012, revenue from App sales totaled $44,467.

Wizzard developed a “Network App” which allows for hundreds of podcast Apps, inside one fully functional App. This is very similar to Amazon’s Kindle App that includes tens of thousands of books inside one App.  This Network App, if accepted into the various App stores, allows us to: 1) continue our business plan to offer App monetization tools to all producers in a streamlined, efficient process; 2) comply with the continually evolving and sometimes inconsistent App approval standards and their desire not to have ‘cookie-cutter’ Apps for all podcasts in iTunes in the App Store causing approval delays and rejections; 3) have more control over the actual marketing of the podcast Apps through expanded distribution of the Network App and cross promotional opportunities; 4) focus more time and attention on podcast shows with larger audiences that sell more apps than the smaller podcast shows. As a result of this change in ‘go to market’ strategy for iPhone Apps, Wizzard believes it could enhance revenues going forward due to the fact that we will have more control over the marketing of, wider distribution and more opportunities to generate revenues with a Network App.  For example, we could include widespread targeted promotions for Groupon or provide offers allowing people to earn Facebook credits.  For our Amazon App products, we plan to continue to create individual Apps for podcasts on our network and off network, focusing on podcasts with the largest audiences.  As the Android Market continues to evolve, we may consider an option to create a Network App as the business model dictates.

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

   WIZZARD MEDIA - ADVERTISING

In 2012, Wizzard executed multiple national brand advertising campaigns for companies including Audible and Lego. These campaigns run across multiple shows, with different advertisers, resulting in $70,127 of advertising revenue in the second quarter of 2012.

Wizzard’s Alchemy system is able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, which is used for multiple advertising campaigns.  Using the system, the Wizzard Media Network had the capability to deliver 1,303,958,652 advertisements in the second quarter of 2012 if 2.5 advertisements were placed in every podcast request downloaded from the network.  In order to increase the percentage of filled advertising inventory we must continue to execute on our advertising sales strategy, integrate third party ad networks and portals and create relationships with more advertising agencies and their clients.  The advertising capabilities number mentioned above and the tables for download inventory (below) demonstrates to advertisers the reach of the Wizzard Media Advertising Network as most advertisers want to see the opportunity for large advertising campaigns when considering a new medium for their marketing plans.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.

Client results of our largest advertising execution to date were excellent in Management's opinion and we expect more buys from the client in the future. We have now had multiple advertisers renew campaigns with Wizzard including one advertiser that is on its 54th campaign, demonstrating what Management believes is excellent back-end ad operational customer service on Wizzard's part and a satisfactory ROI for our clients.

Wizzard Media currently has 22 distinct ad categories we take to market.  As the number of publishers joining Wizzard’s Advertising Network grows, so does the available advertising inventory for Wizzard’s advertising sales team to sell.

Month		Potential Ad Impressions
April 2011		235,829,927
May 2011		262,660,535
June 2011	*	261,060,697
July 2011	*	268,023,215
August 2011	*	279,321,000
September 2011		272,019,545
October 2011		299,068,565
November 2011		350,041,795
December 2011	*	391,376,530
January 2012	*	428,054,517
February 2012	*	393,669,125
March 2012		429,897,735
April 2012		401,122,667
May 2012		420,345,920
June 2012	*	482,490,065

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

Nielsen Certified Downloads for Ad Network
Month		Downloads
March 2011		97,449,282
April 2011		94,331,971
May 2011		105,064,214
June 2011	**	104,424,279
July 2011		107,209,286
August 2011		111,728,400
September 2011		108,807,818
October 2011		119,627,426
November 2011		140,016,718
December 2011		156,550,612
January 2012	**	171,221,807
February 2012		157,467,650
March 2012		171,959,094
April 2012		160,488,667
May 2012		168,138,368
June 2012	**	192,996,026

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

2.     SPEECH TECHNOLOGY & SERVICES GROUP

Wizzard Software's legacy Speech Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  Wizzard receives the majority of its sales leads through arrangements with IBM and AT&T, as well as through our own Internet marketing efforts through Google, Yahoo and other major Internet search engines.  In the second quarter of 2012 Wizzard continued its Internet marketing efforts through major search engines and continues to modify it on a quarterly basis.

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

3.   HEALTHCARE

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming has been serving its community for seventeen years and is part of the home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Wizzard currently derives the bulk of its revenues, 57% for the second quarter of 2012, from its home healthcare and staffing operations.

During the second quarter of 2012, we experienced a 50% increase in revenue over the second quarter of 2011.  This was driven by an increased use in our staffing services in our Billings location.   At the same time our home healthcare service continued to provide a consistent increase of revenue during the second quarter of 2012.

As with most organizations in today’s economy, we are approaching our healthcare business with skeptical optimism.  While the economy within Casper Wyoming appears to have been affected very little by the changes in the economy in the rest of the country, these conditions could change rapidly.  As for our operation in Billings, Montana and its focus on the medical staffing industry, we anticipate a leveling in the demand for our medical staffing services during the second half of the year.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

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

See Part II, Item 5 of this Quarterly Report regarding the anticipated spin-off of the Company’s home healthcare operations to its stockholders.

Restatement - On February 23, 2012, the Company affected a 1 for 12 reverse stock-split.  All references to stock issuances and per share data have been reflected in these financial statements.

Results of Operations

Three Months Ended June 30, 2012 and 2011.

During the second quarter ended June 30, 2012, Wizzard recorded revenues of $2,037,118, a 39% increase from revenues of $1,460,435 in the second quarter of 2011. The increase for the second quarter of 2012 reflects an increase in revenue within our media and healthcare segments.  Within the media segment, revenue was driven by an increase in hosting fees, ad revenue and the addition of subscription revenue. Within the healthcare segment, revenue increases were driven by increase use of our staffing services in Billings, MT and home healthcare services in Casper, WY.

Cost of goods sold totaled $1,121,919 in the second quarter of 2012, versus $815,724 in the second quarter of 2011. This increase of 37% is driven by the increase revenue from our healthcare business.  It is also being driven by increased bandwidth costs due to increase usage of bandwidth and a slight increase in pricing.  We anticipate seeing a modest increase in the cost of bandwidth throughout 2012.  Wizzard posted a gross profit of $915,199 during the second quarter of 2012, versus a gross profit of $644,711 in the second quarter of 2011, an increase of 42%.

In the second quarter ended June 30, 2012, operating expenses totaled $1,251,745 which was a 16% increase from operating expenses of $1,075,048 in the second quarter of 2011.  Broken down by line item our operating expenses were:

Selling expenses in the second quarter of 2012 were $51,656 versus $54,724 in the comparable quarter for 2011, representing no increase over prior year.

General and administrative expenses were $921,492 in 2012 versus $764,163 in the 2011 quarter, an increase of 21%, due to the use of stock to pay for services and to conserve cash flow.  Salaries, wages and related expenses increased to $549,506 in the second quarter of 2012 from $487,810 in the second quarter of 2011, an increase of 13%, driven by the addition of personnel and increases in wages coupled with the issuance of stock to conserve cash flow.  Consulting fees increased to $208,730 in the second quarter of 2012 from $182,065 in the second quarter of 2011, an increase of 15% due to the use of consultants for the work performed for the acquisition of FAB.  Research and Development expenses in the second quarter of 2012 were $69,867 versus $74,096 in the second quarter of 2011.

Other income of $6,408 versus other expense of $1,594 in the second quarter of 2011 consisted primarily of the disposal of fixed assets during the second quarter of 2012.

Wizzard's net loss available to common shareholders was $330,138, or $0.04 per share, in the quarter ended June 30, 2012.  This represents a 23% decrease from our net loss of $428,743, or $0.06 per share, in the second quarter of 2011. During the second quarter of 2012, non-cash expenditures totaled $204,153 versus $64,879 in the second quarter of 2011.

Six months ended June 30, 2012 and 2011.

During the six month period ended June 30, 2012, Wizzard recorded revenues of $3,892,731, a 29% increase over revenues of $3,026,439 for the same period in 2011.  The increase for the first six months of 2012 reflects an increase in revenue over the Healthcare and Media segments, but primarily due to an increase in hosting fees, ad revenue and the addition of subscription revenue within our Media segment.  We also experienced increases in home health services and staffing services within our Healthcare segment.

In the six months ended June 30, 2012, cost of goods sold totaled $2,089,832, a 24% increase as compared to $1,682,893in the six months ended June 30, 2011. These were driven by increases across all segments.  The Media and Healthcare segment increases were driven by increase in business.  The increase in Software segment was driven by a shift of business during the second quarter of 2012.  Wizzard posted a gross profit of $1,802,899 during the first six months of 2012, versus a gross profit of $1,343,546 in the first six months of 2011, an increase of 34%.

Wizzard recorded total operating expenses of $3,136,481 during the six months ended June 30, 2012, a 46% increase as compared to operating expenses of $2,141,779 in the same period of 2011.  General and administrative expenses totaled $1,894,943 in the first six months of 2012 versus $1,537,798 in the first six months of 2011, an increase of 23%, driven by increases with multiple costs, which include, NYSE listing fees, legal fees for due diligence in connection with the FAB Agreement, travel expense for due diligence, and consulting fees for due diligence. Salaries, wages and related expenses increased to $1,023,626 in the 2012 period from $978,800 in the 2011period, an increase of 5%. Consulting fees increased to $968,303 in 2012 versus $343,227.

Selling expenses in the first six months of 2012 were $137,486 versus $113,646 in 2011.  This 21% increase was driven by spending in our media segment for advertising.  Research and Development expense decreased to $135,749 in the first six months of 2012 from $147,108 in the first six months of 2011.

Other income of $6,214 versus other expenses $237,268 in the second quarter of 2011 consisted primarily of interest expense.  This decrease is due to recording $243,876 for the re-pricing of equity instruments during the 2011 period.

Wizzard's net loss available to common shareholders was $1,327,368, or $0.16 per share, in the first six months of 2012.  This represents a 28% increase from our net loss of $1,035,501, or $0.14 per share, in the first six months of 2011. During the first six months of 2012, non-cash expenditures totaled $1,044,606, a 213% increase from non-cash expenditures of $333,176 in the first six months of 2011.

The following is a summary of non-cash expenditures:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NON-CASH EXPENDITURES
Amortization of discount on notes payable	0	0	0	5,329
Re-pricing and extension of warrants	0	0	0	243,876
Stock option grants	2,179	42,275	4,359	42,275
Depreciation and amortization expense	7,074	15,104	13,742	32,096
Interest expense paid with stock	0	0	0	9,942
Change in FMV of derivative liability	0	0	0	(15,784)
Extension of notes payable	0	0	0	0
Non-cash expense	9,253	60,379	18,101	320,734
Expenditures paid with issuance of stock	194,900	4,500	1,026,505	12,442
Total non-cash expenditures	204,153	64,879	1,044,606	333,176

Liquidity and Capital Resources.

Cash on hand was $792,191 at June 30, 2012, a decrease of $650,274 over the $1,442,465 on hand at December 31, 2011.  Net cash used in operations for the six months ended June 30, 2012, was $645,791, a decrease of 32% over the $945,475 net cash used in operations for the six months ended June 30, 2011.  The increase in accounts receivable is being driven by the increase in revenue coupled with the slower payment process on the collection of receivables. The increased use of stock to pay for services allowed us to further preserve cash balances.

In the first six months of 2012, the Company had no cash provided by financing activities.  During the six months ended June 30, 2011, cash provided by financing activities was $2,923,575 which was from the issuance of 416,667 shares upon notice of exercise of warrants by five institutional investors, and the company received $1,100,000 in cash; the issuance of 1,166,667 shares of Common Stock, par value $.001, and 440,268 warrants to purchase common stock at $5.16 per share, for a total amount of $2,923,575, net of fees of $256,400; and the payment of $1,000,000 notes payable.

During the six months ended June 30, 2012, cash used in investing activities was $4,483, which was for the purchase of computer equipment, net of proceeds from the sale of equipment.

The Company believes it is still in the early stages of the new and developing digital media publishing services, and estimates it will require approximately $135,000 per month to maintain current operations and grow our digital media business.

The following table reflects our contractual obligations as of June 30, 2012:

Contractual Obligations		Less than	1-3
	Total	1 Year	Years
Guaranteed Royalty	$378,000	$253,000	$125,000
Rent	239,576	68,576	171,000
Total	$617,576	$321,576	$296,000

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

As of June 30, 2012, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any securities during the six month period ended June 30, 2012, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Mine Safety Disclosures.

     None; not applicable.

Item 5.   Other Information.

(a)

On April 5, 2012, the Company executed a Share Exchange Agreement (the “Agreement”) providing for its acquisition of 100% of the issued and outstanding shares of Digital Entertainment International Ltd., a company incorporated under the law of the Hong Kong Special Administrative Region.  The execution of this Agreement was disclosed in a Current Report on Form 8-K dated April 5, 2012, which was filed with the Securities and Exchange Commission on April 10, 2012, and which is incorporated herein by reference.  The Company’s common stockholders approved the Agreement at the Annual Meeting of Stockholders, which was held on July 30, 2012, and this approval was disclosed in a Current Report on Form 8-K filed with the SEC on the same date.  See the Exhibit Index, Part II, Item 6 of this Quarterly Report.

Under the terms of the Agreement, the Company’s spin-off of its home healthcare operations is a precondition to closing.  Accordingly, on June 22, 2012, the Company organized a new wholly-owned subsidiary, Future Healthcare of America, a Wyoming corporation (“FHA”), and assigned all of its interest in Interim Healthcare to FHA.  FHA has filed with the SEC a registration statement on Form S-1, which was amended on July 27, 2012, with respect to the spin-off shares.  The completion of the spin-off will be subject to the SEC’s declaration of effectiveness of the S-1 registration statement.

(b)  During the quarterly period ended June 30, 2012, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

(i)  Where incorporated in this Report

Current Report on Form 8-K dated April 5, 2012, filed

Part I, Item 5

with the Securities and Exchange Commission on April 10, 2012*

               Current Report on Form 8-K dated July 30, 2012, filed

Part I, Item 5

with the Securities and Exchange Commission on July 30, 2012*

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

                                                                                     WIZZARD SOFTWARE CORPORATION

Date:	8/14/12	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	8/14/12	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	8/14/12	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	8/14/12	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	8/14/12	/s/ Douglas Polinsky
Douglas Polinsky
Director