Form 10-Q
period 2012-09-30
FAB Universal Corp.
filed 2012-11-14
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from

 to

Commission File No.   001-33935

FAB UNIVERSAL CORP

 (Exact name of registrant as specified in its charter)

COLORADO	87-0609860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 Baum Boulevard, Suite 770

Pittsburgh, Pennsylvania 15213

 (Address of Principal Executive Offices)

Registrant's Telephone Number:  (412) 621-0902

Formerly Wizzard Software Corporation

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

As of November 4, 2012, there were 20,468,860 shares of common stock, par value $0.001, of the registrant issued and outstanding.*

*  Unless otherwise indicated herein, all share figures in this Quarterly Report retroactively reflect the reverse split of the registrant’s outstanding shares of common stock in the ratio of one for twelve, which was effectuated on February 23, 2012.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Unaudited Condensed Consolidated Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the Unaudited Condensed Consolidated Financial Statements fairly present the financial condition of the Company.

FAB UNIVERSAL CORP AND SUBSIDIARIES
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss)	4

Unaudited Condensed Consolidated Statements of Cash Flows	5 - 9

Notes to Unaudited Condensed Consolidated Financial Statements	10 - 25

FAB UNIVERSAL CORP AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2012		December 31, 2011
CURRENT ASSETS:
Cash	$ 14,696,044		$ 907,320
Accounts receivable, net	6,563,745	[1]	204,545	[1]
Advances to suppliers, net	1,828,373		0
Inventory	3,654,679		0
Deferred tax assets, current	1,528,703		0
Other current assets	48,584		29,754
Assets from discontinued operations	930,440		927,582
Total current assets	29,250,568		2,069,201

Property, and equipment, net	16,495,511		32,028
Goodwill	59,826,284		11,484,251
Intangible assets, net	29,284,713		0
Deferred tax assets, non-current	2,938,495		0
Long-term deposits	19,423,944		3,582
Long-term assets from discontinued operations	1,191,268		1,193,936
Total assets	$ 158,410,783		$ 14,782,998
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank loans	$ 1,590,913		$ 0
Accounts payable	5,159,769		608,565
Accrued expenses	2,687,390		250,245
Deferred revenue	3,953,338		15,592
Taxes payable	2,633,216		0
Due to related parties	28,923		0
Other payable	1,788,145		0
Dividend payable	1,759,866		0
Liabilities from discontinued operations	361,843		132,137
Total current liabilities	19,963,403		1,006,539

Long-term deposits from customers	2,453,187		0
Deferred revenue	5,241,886		0
Long-term payables	143,182		0
Total liabilities	27,801,658		1,006,539
COMMITEMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock	0	[2]	0
Common stock	20,469	[3]	8,126	[4]
Additional paid-in capital	206,786,139		84,024,736
Accumulated other comprehensive income	337,560		0
Accumulated deficit	(76,535,043)		(70,256,403)
Total stockholders' equity	130,609,125		13,776,459
Total liabilities and stockholders' equity	$ 158,410,783		$ 14,782,998

[1] net of $14,000 allowance

[2] $.001 par value, 10,000,000 shares authorized, 290 shares issued and outstanding, respectively

[3] $.001 par value, 200,000,000 shares authorized, 20,468,860 shares issued and outstanding, respectively

[4] $.001 par value, 200,000,000 shares authorized, 8,125,530 shares issued and outstanding, respectively

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$ 1,745,015	$ 834,065	$ 3,462,498	$ 2,234,584
Cost of Revenue	784,226	306,458	1,446,422	880,812
Gross Profit	960,789	527,607	2,016,076	1,353,772

OPERATING EXPENSES
Selling expenses	84,507	52,018	181,106	136,443
General and administrative	4,095,442	718,461	5,582,699	1,859,089
Consulting fees	1,491,591	231,000	2,452,027	566,277
Research and development	73,337	69,425	209,086	216,533
Total Expenses	5,744,877	1,070,904	8,424,918	2,778,342
Loss from continuing operations	(4,784,088)	(543,297)	(6,408,842)	(1,424,570)

OTHER INCOME (EXPENSE):
Gain on disposal of assets	0	0	6,000	0
Interest income	132	767	217	3,161
Interest (expense)	(160)	0	(160)	(21,257)
Other income (expense)	(876)	(2)	(1,779)	(219,090)
Total Other Income (Expense)	(904)	765	4,278	(237,186)
Loss from continuing operations before income taxes	(4,784,992)	(542,532)	(6,404,564)	(1,661,756)

Current income tax expense	52,352	0	52,352	0

Net loss from continuing operations	(4,837,344)	(542,532)	(6,456,916)	(1,661,756)

Net income(loss) from discontinued operations, net of tax	(113,929)	69,350	178,276	153,073

Net Loss	(4,951,273)	(473,182)	(6,278,640)	(1,508,683)

Other comprehensive income
Foreign currency translation gain	337,560	0	337,560	0

COMPREHENSIVE LOSS	$ (4,613,713)	$ (473,182)	$ (5,941,080)	$ (1,508,683)

BASIC AND DILUTED LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$ (0.50)	$ (0.07)	$ (0.73)	$ (0.22)
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	(0.01)	0.01	0.02	0.02
BASIC AND DILUTED LOSS PER COMMON SHARE	(0.51)	(0.06)	(0.71)	(0.20)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	9,724,735	7,730,915	8,861,498	7,504,621

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30
	2012	2011
Cash Flows from Operating Activities
Net Loss	$ (6,456,916)	$ (1,661,756)
Net income from discontinued operations	178,276	153,073
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	0	5,329
Gain on sale of property and equipment	(6,000)	0
Stock issued for non cash expenses	5,312,783	34,802
Non-cash compensation - options issued	5,086	78,863
Re-pricing of warrants and preferred stock	0	243,876
Change in value of derivative liability	0	(15,784)
Non-cash interest expense on notes payable	0	9,942
Depreciation and amortization expense	83,038	40,790
Change in assets and liabilities:
(Increase) Decrease Accounts receivable	242,969	58,841
(Increase) Decrease Prepaid expenses	(2,895)	17,450
(Increase) Decrease Inventory	210,068	0
Increase (Decrease) Accounts payable	(605,634)	(140,293)
Increase (Decrease) Accrued expense	(146,527)	(123,171)
Increase (Decrease) Taxes payable	132,814	0
Increase (Decrease) Deferred revenue	53,717	(4,576)
Net Cash Used in Operating Activities, continuing operations	(999,221)	(1,302,614)
Net Cash Provided by (Used in) discontinued operations	100,071	(17,957)
Net Cash Used in Operating Activities	(899,150)	(1,320,571)

Cash Flows from Investing Activities:
Purchase of property and equipment	(10,483)	(11,160)
Cash acquired from Acquisition of DEI (FAB)	13,413,658	0
Proceeds from sale of property and equipment	6,000	0
Investment in marketable securities	0	(150,000)
Net Cash Provided by (Used in) Investing Activities	13,409,175	(161,160)

Cash Flows from Financing Activities:
Issuance of common stock	1,108,923	3,923,575
Payments on notes payable	0	(1,000,000)
Net Cash Provided by Financing Activities	1,108,923	2,923,575

Effect of Exchange Rate Change on Cash	40,331	0

Net Increase in Cash	13,659,279	1,441,844
Cash at Beginning of Period	1,442,465	267,206
Cash at the end of Period	15,101,744	1,709,050
Less cash from discontinued operations at the end of Period	405,700	413,625
Cash of continued operations at the end of Period	$ 14,696,044	$ 1,295,425
Supplemental Disclosures of Cash Flow Information
Interest	156	7,996
Income taxes	0	0

(Continued)

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2012:

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

On June 4, 2012, the Company issued 37,254 common shares valued at $76,371 to management for services rendered.

On August 2, 2012, the Company issued 15,784 common shares upon the cashless exercise of warrants valued at $67,086.

On August 14, 2012, the Company entered into a Warrant Amendment Agreement with certain holders of its Common Stock Purchase Warrants.  Under the terms of the Agreement, the parties agreed to reduce the exercise price of the Warrants from $5.16 per share to $3.25 if the warrant holders exercised the warrants on that day.  The Warrant Holders exercised 341,208 warrants for 341,207 shares of the Company’s Common Stock.  No additional expense was required to be recorded as a result of the modification of the terms of the warrant.

On August 27, 2012, the Company issued 925,177 common shares upon the exercise of options valued at $3,201,112 to consultants, employees, management and board members.

On August 29, 2012, the Company issued 50,000 common shares valued at $118,529 to consultant for services rendered.

On September 26, 2012, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Digital Entertainment International, a company incorporated under the law of the Hong Kong Special Administrative Region in exchange for the issuance of a total of 10,282,611 “unregistered” and “restricted” shares of the Company’s common stock.  As additional consideration for the DEI shares, the Company also issued 290 “unregistered” and “restricted” shares of its Series B Convertible Preferred Stock.

On September 28, 2012, the Company issued 123,000 common shares upon the exercise of options valued at $632,220 to consultants for services.

During the first nine months of 2012, the company recorded $5,086 of non-cash compensation expense related to the vesting of certain stock options issued.

For the nine months ended September 30, 2011:

On January 7, 2011, the Company issued 33,333 common shares in payment of a $100,000 note.

On January 11, 2011, the Company issued 24,981 common shares in payment of a $65,000 note payable and $9,942 of accrued interest.

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Continued)

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

On August 1, 2011, 15,517 common shares were returned to the company and canceled as the shareholders did not perform their contractual obligations for which the shares were originally issued.

During the first nine months of 2011, the company recorded $78,863 of non-cash compensation expense related to the vesting of certain stock options issued.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

FAB Universal Corp (“Parent”, “Company”), a Colorado corporation, formerly known as Wizzard Software Corp., was organized on July 1, 1998.  The Company operates in three segments, Software, Healthcare and Media Services.  The Software segment engages primarily in the development, sale, and service of custom and packaged computer software products. The Media Services provides podcast hosting, content management tools and advertising services.  The Healthcare segment operated primarily in the home healthcare and healthcare staffing services in Wyoming and Montana.  (See Notes 2 and 15) On September 8, 2005, Parent purchased all of the issued and outstanding shares of Interim Healthcare of Wyoming, Inc. (“Interim”), a Wyoming corporation, in a transaction accounted for as a purchase.  On February 27, 2007, Parent organized Wizzard Acquisition Corp., a Pennsylvania corporation, to acquire and dissolve into the operations of Webmayhem, Inc. (“Libsyn”), a Pennsylvania corporation, in a transaction accounted for as a purchase.  On April 3, 2007, Interim purchased the operations of Professional Personnel, Inc., d.b.a., Professional Nursing Personnel Pool (“PNPP”).  On June 22, 2012, Parent organized Future Healthcare of America (“FHA”) and transferred all the shares of Interim to FHA.

On September 26, 2012, Parent purchased all of the issued and outstanding shares of Digital Entertainment International Ltd. (“DEI”), a company incorporated under the law of the Hong Kong Special Administrative Region, in a transaction accounted for as a purchase.  The accompanying unaudited condensed consolidated financial statements include the financial statements of Digital Entertainment International Limited (“DEI”, “FAB”); its wholly owned subsidiary, Beijing Dingtai Guanqun Culture Co., Ltd. (“DGC”); Beijing FAB Culture Co., Ltd. (“FAB Media”), which is a variable interest entity (“VIE”), and Beijing FAB Digital Entertainment Products Co., Ltd. (“FAB Digital”), a wholly owned subsidiary of FAB Media from September 27, 2012 to September 30, 2012.

DEI was incorporated under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“PRC”) in November 2010. It was 85% owned by Universal Entertainment Group Limited (“UEG”), and 15% owned by Eon Capital International Inc. (“ECI”). In June, 2011, ECI agreed to transfer its 15% ownership of DEI to UEG at HK$1.00 per share. As of September 30, 2011, DEI was wholly owned by UEG.

DEI is a holding company and conducts its business through its wholly owned subsidiary, DGC, which is a wholly foreign-owned enterprise (“WFOE”) with limited liability incorporated in the PRC in March 2011. DGC has entered into a series of contractual agreements with the owners of FAB Media.

DEI, through its wholly owned subsidiary and its VIE, is engaged in marketing and distributing various officially licensed digital entertainment products under the “FAB” brand throughout the PRC, including but not limited to audiovisual products such as digital music files, Compact Discs, Video Compact Discs and Digital Video Disks as well as books, magazines, mobile phone accessories and cameras. DEI’s products and services are primarily distributed through its flagship stores, wholesale services, proprietary “FAB” kiosks, and online virtual stores. FAB kiosks, located in high-traffic areas of office buildings, shopping malls, retail stores and airports, are self-service terminals that provide a range of entertainment and consumer applications.

FAB Digital was incorporated as a private enterprise in the PRC in September 2003 with a registered capital of 1 million Renminbi (“RMB”) and is a wholly owned subsidiary of FAB Media. FAB Digital specializes in the distribution of entertainment and audio visual products through its two flagship stores in Beijing as well as its online stores. Beijing Jingl-vtong Travel and Science Technology Co., Ltd. (“JLTST”), which is fully owned by FAB Digital, was incorporated in the PRC in November 2010 with a registered capital of RMB 1 million.

FAB Media was incorporated as a private enterprise in the PRC in April 2008 with a registered capital of RMB 1 million. FAB Media is primarily engaged in operating and providing proprietary multimedia kiosks for music downloads, information exchange and advertising.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OR PRESENTATION (Continued)

On December 27, 2011, Mr. Wang Gang and Mr. Zhang Hongcheng entered into a share transfer agreement. Pursuant to the agreement, Mr. Wang Gang, one of the major shareholders of FAB Media, agreed to transfer his 60% equity interest of FAB Media to Mr. Zhang Hongcheng. Mr. Zhang Hongcheng and Mr. Ma Jiliang are the owners of FAB Media, with the percentage of ownership of 60% and 40%, respectively.

In June 2012, a series of contractual arrangements were entered into between DGC, FAB Media and the individual shareholders of FAB Media. (See Note 2) Such arrangements include an Exclusive Service Agreement; an Equity Pledge Agreement; a Call Option Agreement; and a Shareholders’ Voting Right Proxy Agreement.

Pursuant to these agreements, DGC has the exclusive right to provide to FAB Media consulting services related to business operation and management.  The key terms of these agreements include:

1)

DGC has the sole discretion to make all operating and business decisions for FAB Media on behalf of the equity owners, including business operations, policies and management, approving all matters requiring shareholder approval;

2)

FAB Media has agreed to pay all of the operating costs incurred by DGC, and transfers 100% of the income earned to DGC; DGC also has the right to determine the amount of the fees it will receive;

3)

During the term of these agreements, DGC will retain the rights to the intellectual properties if they are created by DGC;

4)

FAB Media may not enter into any other agreements with any third party to receive consulting service without the prior consent of DGC;

5)

The equity owners pledge their respective equity interests in the FAB Media as a guarantee for the payment of technical and consulting services fees under the Exclusive Service Agreement;

6)

The shareholders of FAB Media have irrecoverably and unconditionally granted DGC or its designee an exclusive option to purchase, to the extent permitted by PRC laws, all or any portion of equity interest of the FAB Media.

All these contractual agreements obligate DGC to absorb a majority of the risk of loss from FAB Media’s activities and entitle DGC to receive a majority of its residual returns.  In essence, DGC has gained effective control over FAB Media. Based on these contractual arrangements, the Company believes that FAB Media should be considered a variable interest entity under the Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”. Accordingly, management believes that the accounts of this entity should be consolidated with those of DGC, the primary beneficiary.

DEI is effectively controlled by the majority shareholders of FAB Media. DEI has 100% equity interest in DGC. Accordingly, DGC, and FAB Media are effectively controlled by the same majority shareholders.

Therefore, DGC and FAB Media are considered under common control. The consolidation of DGC and FAB Media into DEI has been accounted for at historical cost and prepared on the basis as if the aforementioned exclusive contractual agreements between DGC and FAB Media had become effective as of the beginning of the first period presented in the accompanying unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rules of the Securities and Exchange Commission relating to interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011included in the Company’s annual report on Form 10-K and DEI’s audited consolidated financial statements included in Form 8-K filed on September 28, 2012.  Operating results for the nine months ended September 30, 2012 may not be necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

The accompanying unaudited condensed consolidated financial statements presented reflect the accounts of Parent, Libsyn, FHA, Interim and DEI.  All significant inter-company transactions have been eliminated in consolidation.  The operation of FHA, which includes the Interim subsidiary, was spun-off into its own company effective October 1, 2012. See Subsequent Event footnote.

Spin-Off – Future Healthcare of America

September 5, 2012 was the record date for the spin-off of our Home Healthcare subsidiary into a separate entity, and the stock began trading on the OTC BB effective October 1, 2012.  The transaction was treated as a special dividend for the shareholders of record as of September 5, 2012.  As such, the Company recorded a Dividend Liability for the net assets of the Home Healthcare subsidiary as of September 30, 2012, totaling $1,759,866.

At September 30, 2012, we classified the FHA assets and liabilities as discontinued operation. The major classes of assets at September 30, 2012 were accounts receivables, net ($502k), cash ($406k), and goodwill ($1,190k). The major classes of liabilities at September 30, 2012 were accounts payable ($38k), and other current liabilities ($324k).

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management made assumptions and estimates for determining reserve for accounts receivable, obsolete inventory, the realization of deferred tax assets and in determining the impairment of finite life intangible assets and goodwill and accruals for income tax uncertainties and other contingencies when applicable.  Actual results could differ from those estimated by management.

Reclassification – The financial statements for the period ended September 30, 2011 have been reclassified to conform to the headings and classifications used in the September 30, 2012 financial statements.

Stock Split - On February 23, 2012, the Company affected a 1 for 12 reverse stock-split.  All references to stock issuances and per share data have been reflected in these financial statements.

Inventory - Inventory includes books and video products and is recorded at the lower of cost or market, using the first-in, first-out (“FIFO”) method. The Company estimates net realizable value based on current market value and inventory aging analyses. As of September 30, 2012 no reserve for slow-moving or obsolete inventory is considered necessary.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with FASB ASC Topic 985-605, Software — Revenue Recognition.  The Company's revenue recognition policies are also in compliance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104.

Digital media publishing services are billed on a month to month basis.  The Company recognizes revenue from providing digital media publishing services when the services are provided and when collection is probable.  The Company recognizes revenue from the insertion of advertisements in digital media, as the digital media with the advertisement is downloaded and collection is probable.  The Company recognizes revenue from the sale of apps and premium subscriptions when sold and collection is probable.

The Company sells packaged and custom software products and related voice recognition product development consulting.  Software product revenues are recognized upon shipment of the software product only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.

In the PRC, VAT of 17% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Functional Currency / Foreign currency translation – The functional currency of FAB Universal Corp is the United States Dollar (USD).  The functional currency of DEI is the Renminbi (“RMB”) and its reporting currency is U.S. dollars for the purpose of these financial statements. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rates (6.2857 RMB to $1 at September 30, 2012) and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during 2012 (6.3545 RMB to $1) in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable approximates their recorded values due to their short-term maturities.  Long-term deposits represent cash and, as such, their carrying values approximates’ fair value.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is calculated on the straight-line method over the estimated useful lives of the assets as set out below:

                                                                                                                              Estimated Useful Life

Electronic equipment                                                                                                         2-5 years

Office furniture and equipment                                                                                        2-10 years

Vehicles                                                                                                                                 5 years

Building                                                                                                                             48.5 years

Leasehold improvements                                                                     Shorter of lease terms or estimated useful life

Goodwill and Finite-life intangible assets - The Company accounts for Goodwill and finite-life intangible assets in accordance with provisions of FASB -ASC Topic 350, Intangibles--Goodwill and Other.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350. Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment.  Topic 350 requires that finite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with Topic 360, criteria for recognition of an impairment of Long-Lived Assets.

Income Taxes - The Company is subject to the Income Tax Laws of U.S. and the PRC. The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The components of deferred tax assets are individually classified as current and non-current based on their characteristics.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There is no material uncertain tax positions as of September 30, 2012 and September 30, 2011, respectively (See note 10 – Capital Stock and note 13- Contingencies).

NOTE 3 - ACQUISITION

On September 26, 2012, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of DEI, a company incorporated under the law of the Hong Kong Special Administrative Region in exchange for the issuance of a total of 10,282,611 “unregistered” and “restricted” shares (the “Initial Company Shares”) of the Company’s common stock, representing 49% of the Company’s issued and outstanding common shares, on a fully-diluted basis, immediately after the closing (the “Closing”).  As additional consideration for the DEI shares, at the Closing the Company also issued 290 “unregistered” and “restricted” shares of its Series B Convertible Preferred Stock.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION (Continued)

The transaction was accounted for in accordance with the provisions of ASC 805-10, Business Combinations. The Company retained independent appraisers to advise management in the preliminary determination of the fair value of the various assets acquired and liabilities assumed. The values assigned in these financial statements are preliminary and represent management’s best estimate of fair values as of the Closing Date. The Company has recorded preliminary estimated amounts of the fair market value of the assets acquired.  The determination of the DEI purchase price and allocation of the purchase price to the underlying tangible and intangible assets in the financial statements are subject to change as additional information becomes available and is expected to be completed by December 31, 2012.  As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Non-controlling Interest, management conducted a review to reassess whether they identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for Closing Date recognition of the fair value of net assets acquired.

The following are the preliminary estimated fair value of assets acquired and liabilities assumed as of the Closing Date of September 26, 2012 (in thousands):

Cash and cash equivalents	$13,414
Accounts receivable, net	6,586
Advances to suppliers, net	1,823
Inventories, net	3,855
Deferred tax asset, current	1,524
Other current assets	16
Property and equipment	16,430
Deferred tax assets, non-current	2,930
Long-term deposits	19,365
Short-term bank loans	(1,586)
Accounts payable	(5,146)
Accrued expenses	(2,378)
Deferred revenue, current	(3,873)
Other payable	(1,812)
Taxes payable	(2,492)
Long-term deposits from customers	(2,446)
Long-term payable	(143)
Deferred revenue , non-current	(5,227)
Net tangible assets acquired	40,840
Goodwill	48,205
Other intangible assets	29,261
Total Consideration	$ 118,306

The fair value of the major components of the other intangible assets acquired and their estimated useful lives are as follows (dollars in thousands):

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Customer relationships	$9,200	3
Intellectual Property	4,300	3
Trade name	13,876	(a)
Non-compete	1,885	2
Total	$29,261

 (a)  The FAB trade name has been determined to have an indefinite life.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION (Continued)

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs were $405,056 during the nine months ended September 30, 2012.

The Company has included the operating results of DEI in its unaudited condensed consolidated financial statements since the September 26, 2012, which includes $786.8K in net sales and $193.3K in net income of DEI.

The following unaudited pro forma condensed financial information presents the combined results of operations of FAB Universal and DEI as if the acquisition had occurred as of the beginning of each period presented. The pro forma statement of operations assumes the spin-off of the Home Healthcare subsidiary occurred on January 1, 2011. For purposes of the pro forma statement of operations for the three and nine months ended September 30, 2012 and 2011, the HHC was removed from FAB Universal’s historical statement of operations for the three and nine months ended September 30, 2012 and 2011, respectively. (in thousands except per share amounts):

	Historical
	FAB Universal	DEI	FHA
	Three Months September, 30			Pro forma
	2012	2012	2012	Adjustments	Combined
Net sales	$ 2,014	$ 21,025	$ 1,056		$ 21,983
Net income (loss)	(4,467)	5,568	(114)	(1,361)	(146)
Net income per common share, basic and diluted					$ (0.003)
Shares outstanding, basic and diluted					47,669
	Three Months September, 30			Pro forma
	2011	2011	2011	Adjustments	Combined
Net sales	$ 1,693	$ 19,455	$ 859		$ 20,289
Net income (loss)	(473)	4,872	69	(1,361)	2,969
Net income per common share, basic and diluted					$ 0.07
Shares outstanding, basic and diluted					45,675

	Historical
	FAB Universal	DEI	FHA
	Nine Months September, 30			Pro forma
	2012	2012	2012	Adjustments	Combined
Net sales	$ 5,907	$ 62,398	$ 3,231		$ 65,074
Net income (loss)	(5,795)	15,794	178	(4,082)	5,739
Net income per common share, basic and diluted					$ 0.12
Shares outstanding, basic and diluted					48,806
	Nine Months September, 30			Pro forma
	2011	2011	2011	Adjustments	Combined
Net sales	$ 4,719	$ 55,168	$ 2,485		$ 57,402
Net income (loss)	(1,509)	12,350	153	(4,082)	6,606
Net income per common share, basic and diluted					$ 0.15
Shares outstanding, basic and diluted					45,449

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION (Continued)

The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as being representative of the future consolidated results of operations of the Company.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consists of:

	September 30,	December 31,
	2012	2011
Digital Entertainment International - DEI	48,342,033	-
Webmayhem Inc.	11,484,251	11,484,251
Total Goodwill	$59,826,284	$11,484,251

During 2011, the Company recorded an impairment charge of $7,054,932 relating to Webmayhem, Inc.

The following is a summary of goodwill:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2012	2011

Goodwill at beginning of period	$12,673,912	$12,673,912
Acquisition of DEI	48,342,033	0
Goodwill discontinued operations	(1,189,661)	(1,189,661)
Goodwill at end of period	$59,826,284	$11,484,251

Other intangible assets - Other intangible assets consist of customer relationships, intellectual property, trade name and non-compete, which were generated through the acquisition of DEI. Management considers these intangible assets to have finite-lives except trade name. These assets are being amortized on a straight-line basis over their estimated useful lives.

As of September 30, 2012, identifiable intangible assets consist of following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Customer Relationships	$9,200,000	3	$ 33,343	$ 25,839	$ 9,192,496
Intellectual Property	4,300,000	3	15,584	12,077	4,296,493
Trade name	13,876,000	(a)	(a)	39,515	13,915,515
Non-compete	1,885,200	2	10,249	5,258	1,880,209
Total	$29,261,200		$ 59,176	$ 82,689	$ 29,284,713

(a)  The FAB trade name has been determined to have an indefinite life.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The estimated future amortization expenses related to other intangible assets as of September 30, 2012 are as follows:

For twelve months ending September 30,
2013	$5,442,600
2014	5,432,127
2015	4,450,000
Total	$ 15,324,727

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are as follows:

	September 30	December 31
	2012	2011
Electronic equipment	$1,440,130	$ 321,633
Office furniture and equipment	44,983	3,383
Vehicles	56,973	-
Building	13,873,284	-
Leasehold improvements	2,795,402	-
	18,210,772	325,016
Less: Accumulated depreciation	(2,431,172)	(292,988)
	15,779,600	32,028
Construction in process	715,911	-
Total property and equipment, net	$16,495,511	$32,028

Construction-in-progress included leasehold improvements in progress at a newly leased location for a new flagship store. This new store is currently under remodeling and is not in operation. No depreciation is provided for construction-in-progress until the assets are placed into service.

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $26,530 and $40,790, respectively.  Depreciation expense for the three months ended September 30, 2012 and 2011 was $12,787 and $11,569, respectively.

NOTE 6 – LONG-TERM DEPOSITS

Long term deposits consist of following:

	September 30,	December 31,
	2012	2011
Prepayments for setting up flagship stores	$15,909,127	$-
Anti-piracy sales guarantee deposits	3,181,825	-
Rent deposits	332,992	3,582
Total Long-Term Deposits	$19,423,944	$3,582

Long term deposits include anti-piracy sales guarantee deposits made to product licensors by FAB Media, rent deposits made to landlords, and prepaid payment which made to commission agents. The deposits for no-piracy sales guaranties are fully refundable when FAB Media decides to terminate the license agreements with the licensors to sell their products. The rent deposits are also fully refundable at the end of the lease term. The prepaid payments are used for new FAB flagship stores opening in other locations.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHORT-TERM BANK LOANS

Short-term bank loans consist of a $1,590,913 loan from China Merchants Bank as of September 30, 2012.

Short-term bank loans are primarily used for working capital needs. On April 25, 2012, FAB Digital entered into a loan agreement with China Merchants Bank (“CMB”) for a short term loan due April 25, 2013 in the amount of RMB 10,000,000 (Approximately $1.5 million). The loan has a variable interest rate based on the one year benchmark rates of similar loans published by the People’s Bank of China plus 35 basis points, adjustable on a monthly basis. In connection with the loan agreement, the Company’s Chairman, and major shareholder, entered into a pledge agreement with Beijing Lianhekaiyuan Investment and Guarantee Co. LTD (“LIGC”), the loan was guaranteed and collateralized by the software copyrights owned the chairman and major shareholder.

NOTE 8 – RELATED PARTIES

The table below sets forth the related parties and their affiliation with the Company:

Related Parties	Affiliation with the Company

Guangdong Endless Culture Co., Ltd.(GEC)	Affiliated Company controlled by the chairman and major shareholder

Amounts due to related parties are as follows:

	September 30,	December 31,
	2012	2011
Guangdong Endless Culture Co., Ltd.	28,923	-
Total due to related parties	$28,923	$-

FAB Media has four business locations, two of which are subleased from GEC. In addition, GEC entered into a lease agreement with Xidan Joy City on behalf of FAB Media for a term of eight-years from April 2008 to March 2016. Subsequently, FAB Media entered into a sublease agreement with GEC. The average monthly rent expense is $47,420. FAB Media paid the rental and promotion expense to Xidan Joy City directly.

GEC entered into a lease agreement with Guoson Mall on behalf of FAB Digital, a subsidiary of FAB Media, for a term of five-years expiring in August 2016. The average monthly rent expense is $66,169; the promotion expense and property management fees are $1,361 and $20,004 per month respectively. FAB Digital paid the rental and promotion expense directly to the landlord of Guoson Mall.

Future minimum annual rental payments due for Xidan Joy City and Guoson Mall are as follows:

Rental
Twelve months ending September 30,	Commitments
2013	$ 1,713,218
2014	1,684,264
2015	1,684,264
2016	1,297,317
Total	$ 6,379,063

NOTE 9 – INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from U.S. as well as People’s Republic of China (“PRC”) in which each entity is domiciled.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (Continued)

FAB Universal is incorporated in the U.S. and incurred a net operating loss for income tax purposes. As of September 30, 2012, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $45,000,000 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized by 2033. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2012. The net change in the valuation allowance for the nine months ended September 30, 2012 and 2011 was an increase of approximately $2,537,000 and $577,000, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

DEI was incorporated in Hong Kong in November 2010, and has not earned any income that was derived in Hong Kong since inception and therefore was not subject to Hong Kong income tax.

Certain subsidiaries of the Company were organized under the laws of the PRC which are subject to Enterprise Income Tax (“EIT”) on the taxable income as reported in their respective statutory financial statements adjusted in accordance with the Enterprise Income Tax Law. Pursuant to the PRC Income Tax Laws, DGC, FAB Digital and JLTST are subject to EIT at a statutory rate of 25%.

FAB Media was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in December 24, 2010, and is entitled to a preferential tax rate of 15% through December 2013.

DEI files income tax returns with both the National Tax Bureau and the Local Tax Bureaus in the PRC. All tax returns of DEI since inception are subject to tax examination by tax authorities.

DEI recognized deferred tax assets in the amount of $4,467,198 as of September 30, 2012. Deferred tax assets represent temporary differences arising primarily from deferred revenue and the allowance for doubtful accounts. The components of deferred tax assets are as follows:

	September 30,	December 31,
	2012	2011
Deferred tax assets
Allowance for doubtful accounts	$401	$-
Deferred revenue	4,466,797	-
Total deferred tax assets	4,467,198	-
Current portion	(1,528,703)	-
Deferred tax assets, non-current	$2,938,495	$-

Taxes payable consist of the following:

	September 30,	December 31,
	2012	2011
Value added tax (“VAT”) payable	$215,802	$-
Income tax payable	542,839	-
Business tax payable	1,693,899	-
Other	180,676	-
Total taxes payable	$2,633,216	$-

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of September 30, 2012, the Company had 290 Series B Preferred shares issued and outstanding.

On September 26, 2012, at the Closing of the DEI acquisition, the Company issued, as additional consideration 290 “unregistered” and “restricted” shares of its Series B Convertible Preferred Stock.

The Preferred Stock has no dividend rights or voting rights or the right to receive any assets of the Company upon liquidation, dissolution or winding up.  The Preferred Stock will be convertible into shares of the Company’s common stock in three (3) tranches upon the occurrence of certain conversion events (see note 13 – Contingencies).

Upon the occurrence of each conversion event, the three tranches of Preferred Stock will be convertible into a number of shares of common stock that will bring the overall equity position in the Company of the holders of the Initial Company Shares, the Preferred Stock and the common stock issuable upon conversion of the Preferred Stock, on a fully diluted basis as of the date of Closing, to 70%, 74% and 78%, respectively.  Based on a total of 10,702,309 fully-diluted outstanding common shares as of the Closing date, 14,689,444 common shares will be issuable upon conversion of the first tranche of Preferred Stock; 5,488,364 common shares upon conversion of the second tranche; and 7,484,132 common shares upon conversion of the third tranche.

1 for 12 Reverse Stock Split – On February 8, 2012, the Company shareholders approved a 1 for 12 reverse stock-split for shareholders of record on February 23, 2012. All share and per share amounts in the accompanying condensed consolidated financial statements as of December 31, 2011 and, for the period ended September 30 2011, have been restated to reflect the split.  The company issued 2,739 common shares for the fractional shares resulting from the split.

Common Stock - The Company has authorized 200,000,000 shares of common stock, $.001 par value.  As of September 30, 2012, the Company had 20,468,860 common shares issued and outstanding.

On August 2, 2012, the Company issued 15,784 common shares upon the cashless exercise of warrants valued at $67,086.

On August 14, 2012, the Company entered into a Warrant Amendment Agreement with holders of its Common Stock Purchase Warrants.  Under the terms of the Agreement, the parties agreed to reduce the exercise price of the Warrants from $5.16 per share to $3.25.  The Warrant Holders exercised 341,207 warrants for 341,207 shares of the Company’s Common Stock.  The Company received proceeds of $1,108,923, and recorded $117,659 of non-cash expense for the re-pricing of the warrants.

On August 27, 2012, the Company issued 925,177 common shares upon the exercise of options valued at $3,201,112 to consultants, employees, management and board members.

On August 29, 2012, the Company issued 50,000 common shares valued at $118,529 to consultant for services rendered.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK (Continued)

On September 26, 2012, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of DEI, a company incorporated under the law of the Hong Kong Special Administrative Region in exchange for the issuance of a total of 10,282,611 “unregistered” and “restricted” shares of the Company’s common stock, representing 49% of the Company’s issued and outstanding common shares, on a fully-diluted basis, immediately after the closing. (see note 13 – Contingency)

On September 28, 2012, the Company issued 123,000 common shares upon the exercise of options valued at $632,220 to consultants for services.

During the first nine months of 2012, the company recorded $5,086 of non-cash compensation expense related to the vesting of certain stock options issued.

Effective October 1, 2012, FAB Universal Corp spun-off  FHA, a wholly owned subsidiary and the Company recorded a Dividend Liability for the net assets of the Future Healthcare of America as of September 30, 2012, totaling $1,759,866.

NOTE 11 – STOCK OPTIONS AND WARRANTS

2012 Stock Option Plan - During 2012, the Board of Directors adopted a Stock Option Plan ("2012 Plan").  Under the terms and conditions of the 2012 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2012 Plan may not exceed 3,000,000. At September 30, 2012, 2,038,667 options were available to be granted under the 2012 Plan.  During the nine months ended September 30, 2012, the Company granted 961,333 options.

2010 Stock Option Plan - During 2010, the Board of Directors adopted a Stock Option Plan ("2010 Plan").  Under the terms and conditions of the 2010 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2010 Plan may not exceed 166,667. At September 30, 2012, no options were available to be granted under the 2010 Plan.  During the nine months ended September 30, 2012, the Company granted 165,555 options.

2009 Stock Option Plan - During 2009, the Board of Directors adopted a Stock Option Plan ("2009 Plan").  Under the terms and conditions of the 2009 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2009 Plan may not exceed 166,667. At September 30, 2012, no options were available to be granted under the 2009 Plan.  During the nine months ended September 30, 2012, the Company granted 61,969 options.

2008 Stock Option Plan - During 2008, the Board of Directors adopted a Stock Option Plan ("2008 Plan").  Under the terms and conditions of the 2008 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2008 Plan may not exceed 16,667.  At September 30, 2012, 28 options were available to be granted under the 2008 Plan.  During the nine months ended September 30, 2012, the Company granted 292 options.

2008 Key Employee Stock Option Plan - During 2008, the Board of Directors adopted a Key Employee Stock Option Plan ("2008 Key Employee Plan").  Under the terms and conditions of the 2008 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2008 Key Employee Plan may not exceed 33,334.  At September 30, 2012, 260 options were available to be granted under the 2008 Key Employee Plan.  During the nine months ended September 30, 2012, the Company granted 959 options.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK OPTIONS AND WARRANTS (Continued)

2007 Stock Option Plan - During 2007, the Board of Directors adopted a Stock Option Plan ("2007 Plan").  Under the terms and conditions of the 2007 Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2007 Plan may not exceed 16,667.  At September 30, 2012, 12 options were available to be granted under the 2007 Plan.  During the nine months ended September 30, 2012, the Company granted 3,584 options.

2007 Key Employee Stock Option Plan - During 2007, the Board of Directors adopted a 2007 Key Employee Stock Option Plan ("2007 Key Employee Plan").  Under the terms and conditions of the 2007 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2007 Key Employee Plan may not exceed 16,667.  At September 30, 2012, no options were available to be granted under the 2007 Key Employee Plan.  During the nine months ended September 30, 2012, the Company granted 16,667 options.

2006 Key Employee Stock Option Plan - During 2006, the Board of Directors adopted a 2006 Key Employee Stock Option Plan ("2006 Key Employee Plan").  Under the terms and conditions of the 2006 Key Employee Plan, the Board is empowered to grant stock options to employees and officers of the Company.  The total number of shares of common stock available under the 2006 Key Employee Plan may not exceed 11,459.  At September 30, 2012, no options were available to be granted under the 2006 Key Employee Plan.  During the nine months ended September 30, 2012, the Company granted 11,459 options.

The fair value of option grants during the nine months ended September 30, 2011 was determined using the Black-Scholes option valuation model.  No options were granted during the period ended September 30, 2012.The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the nine months ended September 30, 2011 were as follows:

2011
Dividend yield	0%
Expected life	3 yrs
Expected volatility	100.74
Risk-free interest rate	1.09%

A summary of the status of options granted at September 30, 2012, and changes during the period then ended are as follows:

	For the Nine Months Ended September 30, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	119,597	$7.72	2.7 years	$-
Granted	1,221,818	0.00	-	-
Exercised	(1,221,818)	0.00	-	-
Forfeited	(119,346)	7.72	-	-
Expired	(251)	6.12	-	-
Outstanding at end of period	0	0.00	0.0 years	-
Vested and expected to vest in the future	0	0.00	0.0 years	-
Exercisable at end of period	0	0.00	0.0 years	-
Weighted average fair value of options granted	0	$0.00	0. 0.0 years	$-

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK OPTIONS AND WARRANTS (Continued)

The Company had 10,922 non-vested options at the beginning of the period with a weighted average exercise price of $2.16.  At September 30, 2012 the Company had no options granted.

During the nine months ended September 30, 2012 and 2011, the Company recorded $5,086 and $78,863 of non-cash compensation expense related to the vested stock options issued to employees.

For the nine months ended September 30, 2012 and 2011, the Company recorded non-cash compensation cost of $4,159,800 and $34,802 for vested and exercised options issued to management, board members, employees and consultants.

NOTE 12 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Net loss from continuing operations	$(4,837,344)	$(542,532)	$(6,456,916)	$(1,661,756)
Net income (loss) from discontinued operations	(113,929)	69,350	178,276	153,073
Net loss available to common shareholders (numerator)	$(4,951,273)	$(473,182)	$(6,278,640)	$(1,508,683)
Weighted average number of common shares outstanding during the period used in basic and diluted loss per share (denominator)	9,724,735	7,730,915	8,861,498	7,504,621

At September 30, 2012, the Company had 99,060 warrants outstanding to purchase common stock of the Company at $5.16 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

At September 30, 2011, the Company had 497,738 warrants outstanding to purchase common stock of the Company at exercise prices ranging from $2.40 to $5.16 per share, and the Company had 119,597 options outstanding to purchase common stock of the Company at exercise prices ranging from $2.16 to $26.40 per share.  The Company also had 7% cumulative Series A Preferred shares at September 30, 2011 wherein the holder could convert such shares into 383,334 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 13 - CONTINGENCIES

Contingent Consideration for the Acquisition of DEI As further discussed in Notes 1, 3 and 10, the Initial Company Shares are subject to the terms of the Voting Agreement, which assigns to the Company’s Board of Directors the right to vote all of the Initial Company Shares until the following milestones are achieved for a period of eight (8) consecutive and complete reporting quarters of the Company after the Closing:

(i)  if DEI and the VIE Entity successfully complete all of the Corporate Governance Objectives for two (2) consecutive and complete reporting quarters after the Closing, the Company’s Board of Directors will release the voting rights to 50% of the Initial Company Shares held by the designees at such time;

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONTINGENCIES (Continued)

(ii)  upon successful completion of all of the Corporate Governance Objectives for six (6) consecutive and complete  reporting quarters after the Closing, the Company’s Board of Directors will release the voting rights to another 25% of the Initial Company Shares and

(iii) upon the successful completion of all of the Corporate Governance Objectives for eight (8) consecutive and complete reporting quarters after the Closing, the Company’s Board of Directors will release the voting rights to the remaining Initial Company Shares.

Fifty percent of the Initial Company Shares (the “Lock-up Shares”) are also subject to the terms of a Lock-up Agreement by which UEG’s designees have agreed not to transfer, sell, hypothecate or gift such Lock-up Shares for a period of 12 months following the Closing date.

In addition, during the first 24 months after the Closing, DEI and each of its permitted transferees or designees will have piggyback registration rights with respect to all Initial Company Shares that are not then subject to the restrictions of the Lock-up Agreement or the Voting Agreement, and all Company shares that have been issued upon conversion of Preferred Stock to cause such shares to be included in (i) any registration statement that the Company files with the Securities and Exchange Commission to register under the Securities Act of 1933, as amended, common shares held by any person who was a stockholder of the Company at the time of Closing (or any transferee thereof); or (ii) any other registration statement filed by the Company so long as a majority of the Company’s Board of Directors has made a good faith determination that such piggyback registration will not significantly prejudice the Company’s ability to raise capital.

As additional consideration for the acquisition, the Company issued 290 share of Series B Convertible Preferred Stock.  The Company further agreed to convert these shares of Preferred Stock into additional shares of common stock upon DEI achieving corporate government requirement and financial results.

The Preferred Stock will be convertible into shares of the Company’s common stock in three (3) tranches upon the occurrence of the following conversion events:

(i) upon the successful completion of certain Corporate Governance Objectives for the four (4) consecutive and complete reporting quarters of the Company immediately following the Closing, the designees shall have the right to convert the first tranche of 210 shares of Preferred Stock into shares of the Company’s common stock;

(ii) upon the successful completion of:  (a) all of the Corporate Governance Objectives for the four (4) consecutive and complete reporting quarters of the Company immediately following the Closing; and (b) a Revenue Objective requiring DEI to attain sales revenues of at least US$60,000,000 and net income of US$12,000,000 for fiscal year 2011, UEG’s designees shall have the right to convert the second tranche of 40 shares of Preferred Stock into shares of the Company’s common stock.  These objectives were met and

(iii) upon the successful completion of (a) all of the Corporate Governance Objectives for the six (6) consecutive and complete reporting quarters of the Company immediately following the Closing; and (b) a Revenue Objective requiring that DEI attain sales revenues of at least US$70,000,000 and net income of US$14,000,000 for fiscal year 2012, UEG’s designees shall have the right to convert the third tranche of 40 shares of Preferred Stock into shares of the Company’s common stock.

Pending lawsuit - In April 2010, FAB Media filed suit against Beijing Times Square Development Company in the Beijing Xicheng District People’s Court, alleging breach of contract of an agreement entered into with the defendants in 2008 and seeking damages of $281,942 (RMB1,800,000). As of the date of this report, the lawsuit remains pending. The management of FAB Media expects they will settle with Beijing Time Square Development Company through the mediation of the court.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SEGMENT REPORTING

The Company’s operations are divided into two independent segments – software and media. The Company does not have any inter-segment revenues and the Company uses the same accounting principles used to prepare the consolidated financial statements for all operating segments.

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

The Chief Operating Decision Maker (CODM) is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using the information about its revenue and net income (loss).

The following is a summary of the Company’s operations by segment for the nine months ended September 30, 2012 and 2011: (in thousands)

	2012			2011
	Software	Media	Total	Software	Media	Total
Net revenues	$418	$3,045	$3,463	$596	$1,639	$2,235
Other income/expense	(2)	6	4	(237)	-	(237)
Net income (loss) from continuing operations	$(6,921)	$464	$(6,457)	$(1,654)	$(8)	$(1,668)

Total assets	636	157,775	158,411	511	12,151	12,662
Depreciation and amortization	0	83	83	0	41	41

The following is a summary of the Company’s operations by segment for the three months ended September 30, 2012 and 2011: (in thousands)

	2012			2011
	Software	Media	Total	Software	Media	Total
Net revenues	$103	$1,642	$1,745	$243	$591	$834
Other income/expense	(1)	-	(1)	1	-	1
Net income (loss) from continuing operations	$(5,052)	$215	$(4,837)	$(588)	$45	$(543)

Depreciation and amortization	0	71	71	0	12	12

NOTE 15 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date and time this quarterly report on Form 10-Q was filed:

Effective October 1, 2012, FAB Universal Corp affected the spin-off of FHA, a wholly owned subsidiary of FAB Universal, and its subsidiary, Interim Healthcare of Wyoming, Inc.  Each shareholder of FAB Universal received one share of common stock of FHA for each share of FU held as of the record date of September 5, 2012.  FHA is traded on the OTCBB under the ticker symbol “FUTU”

On October 12, 2012, FAB opened a 20,000 square foot Flagship superstore in the Beijing shopping district of SoShow.  The SoShow store will offer many new electronic digital products and mobile storage devices while serving as a center for the 5C download supermarket of traditional copyright protected audio-visual products.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the digital media and/or speech recognition technology industries, the development of products and/or services that may be superior to the products and services offered by the Company, competition, changes in the quality or composition of the Company's products and services, our ability to develop new products and services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Highlights of Third Quarter, 2012

Below is an update of our entire business, from our acquisition of Digital Entertainment International Ltd (DEI) on September 26, 2012, to our media business of podcasting and apps, our legacy businesses of offering core speech recognition and text to speech engines and programming tools for software developers and home healthcare and staffing for the healthcare industry.  We believe our Media business will continue to grow and generate profits due to the size of our podcast operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through our publishing platform, advertising sale of Apps and paid subscriptions for content.  The network growth of our media operation has occurred faster than initially expected and it is Management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and audiences showing increased interest in the medium.  FAB Universal believes that our network and relevance in our industry will continue to grow and that we are positioned to be one of the leading companies in the podcast monetization business.

1.     MEDIA

Digital Entertainment International (FAB)

On September 26, 2012, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of DEI, a company incorporated under the law of the Hong Kong Special Administrative Region.  The closing of this transaction was disclosed in the Company’s Current Report on Form 8-K dated September 26, 2012, which was filed with the Securities and Exchange Commission on September 28, 2012, and which is incorporated herein by this reference.  See the Exhibit Index, Part II, Item 6 of this Quarterly Report.

Founded in 2003, FAB is headquartered in Beijing and distributes over 150,000 media based products including copyrighted DVD’s, Blu-ray Discs, music CD’s, video games and downloadable digital content through three distribution channels – wholesale and retail, licensing and kiosks.

The development of the digital media industry in China is now a national strategic initiative based on China’s official Eleventh Five-Year Plan passed by China’s National People’s Congress.  Following sustained lobbying efforts by western media companies, China has begun to relax its longstanding limits on foreign media.  For example, up to 20 blockbuster western movies can now be shown in Chinese theaters per year.  The demand for viewing foreign DVD content on personal entertainment devices has burgeoned and with the government’s official crack-down on pirated content becoming official, FAB and the network of retailers it supplies have experienced substantial increases in demand.  The FAB business consists of:

Retail

FAB conducts their retail business through their flagship stores since 2003.  Each store has over 20,000 square feet in size and carries the largest selection of copyrighted audio and video products in China, including CDs, VCDs, DVDs, blu-rays, books, magazines and portable electronic devices. FAB markets their products to individual consumers and audio-video retailers.  The flagship stores are recognized by many Chinese consumers as the right place to buy copyright protected products.

Celebrity signing events are the major driver to FAB’s retail stores which have been used as a popular venue for Chinese music and movie stars to meet their fans. Additionally many foreign stars, mostly from Hong Kong, Taiwan, Korea and Japan wishing to enter the Chinese market choose FAB as their launch platform. FAB flagship stores host such events at least once a week. Those events not only promote sales of audio-video products but also increase their brand recognition.

FAB announced the grand opening of a new 20,000 square feet entertainment superstore in the high-end Beijing shopping district of SoShow on October 12, 2012.

Designed to satisfy the tastes of a swiftly emerging middle class with maturing entertainment expectations, FAB’s SoShow flagship provides Beijing shoppers with its first audio-video “hypermarket.” As a preferred venue for product announcements, publishing parties, studio releases, author readings, movie showings, live promotional performances and concerts, FAB’s SoShow outlet is one of China’s first ultra-modern entertainment destination for music lovers, film buffs, game enthusiasts, and early electronic adopters.

FAB’s SoShow flagship store will offer many new electronic digital products and mobile storage devices while serving as a center for the 5C, the download supermarket of traditional copyright protected audio-video products. We believe our new products will provide a modest increase in offerings during the fourth quarter.  Consumers can download the latest movies, songs, games, e-books and applications to mobile storage devices through the intelligent 5C Kiosk.  Additionally, the 5C download supermarket also offers coupon printing, self-service payments, membership points checking, map searching, digital printing and other consumer functions. FAB’s intelligent 5C Kiosk is the leading multimedia digital network terminal providing services in China.

FAB’s SoShow mall location is traditionally famed as a bustling shopping area near Chongwenmen, a sprawling Beijing shopping district just off the East Second Ring Road. Hundreds of thousands of daily shoppers visit the district and frequent popular and ultra-modern shops that benefit from high foot traffic.

Wholesale

FAB wholesale distribution provides audio-video products such as compact discs, video compact discs and digital video discs as well as books and magazines to audio-video products retailers. FAB distributes these media products to over 80 customers including Sohu (NASDAQ: SOHU), Dangdang (NYSE: Dang) and Century Outstanding Information Technology Company, a subsidiary of Amazon.com (NASDAQ: AMZN).   FAB’s wholesale business caters to three types of customers: large retail stores, FAB license stores and small wholesale/resellers. Customers place orders by telephone, through the internet or in-person and fulfillment is handled by FAB’s vehicle fleet or through direct warehouse access.

With over 100 suppliers and 80 wholesale customers, including the Government, the wholesale business segment is growing with FAB strongly positioned to be the leader in copyright protected material as the media entertainment industry continues to expand in China.  Revenues for the wholesale business segment were $23.5m in 2009, $31.9m in 2010, $44.7m in 2011 and $38.8m for the first nine months of fiscal 2012.

License and Kiosk

FAB Intelligent Media Kiosks, based on 61 proprietary national intellectual property rights, are ATM style terminals where consumers can download copyrighted music, video games, ringtones, digital books and movies directly to their cell phones, memory sticks or other mobile storage devices.  FAB Media Kiosks can also run video ads on the high-tech LCD screens and accept payments for utility bills, metro cards, and credit card bills.

In 2008, FAB was granted a license by China’s Ministry of Commerce to license its business model that has been well received by entrepreneurs throughout the country.  FAB has quickly grown its nationwide business network through its license and regional agent programs and to date has expanded to 40 cities with around 7,000 licensees and an installed network count approaching 11,000 Intelligent Media Kiosks.

Total FAB Intelligent Media Kiosk Revenues for 2010 was $15.7 million, in 2011 it was $17.6 million and for the first nine months of fiscal 2012, $19.5 million.  Total overall revenues for FAB’s fiscal 2011 were $70.9 million with $15.3 million in earnings.

FAB kiosk is an innovative self-service vending kiosk designed and launched by FAB in 2008.  The kiosks target the millions of mobile and portable device users combing interactive touch screen and LED display with a large selection of copyrighted content such as music, movies and games.  The content is contained on internal hard drives within each terminal thereby eliminating bandwidth download problems associated with the internet and providing content owners with a secure closed system for digital file protection and accurate transparent accounting. The terminals are updated and monitored via web-linked electron communications.  There are thousands of licensed digital entertainment content items in each kiosk, such as music, movie and TV episodes, which allows the customer to play or download to their portable device or memory card with payment by cash, FAB membership card or ATM card. FAB has deployed over 11,000 kiosks through their licensing program.  Most of the kiosks are located in high-traffic areas, such as, office buildings, shopping malls, and retail stores.  Revenue is generated by selling pre-paid membership cards, charging licensing fees and providing advertising.

FAB generates revenues from its Intelligent Media Kiosk business through the sale of licenses and then through ongoing media content download, media membership card sales and kiosk-based advertising.  Currently, FAB has more than 300,000 membership cardholders.

The FAB Intelligent Media Kiosks have served to greatly enhance consumer ease-of-purchase while reducing the appeal of pirated content, positively transforming market dynamics in China for legitimate content and facilitating licensing opportunities with traditional media publishers who desire safe access to the world’s largest, fastest-growing consumer market.  In addition to media content terminals, FAB’s kiosk technology also addresses the specific needs of banks, supermarkets, shopping malls, office buildings, government offices, tourist resorts, university campuses and libraries and provides a foundation for the building of intelligent digital cities of the future.

FAB Membership

In order to retain customers and increase cross-sales, FAB launched their client retention program, the FAB member ship program in 2008.  This program entitles customers to download digital content from FAB kiosks at lower costs than non-member customers.  The membership also provides bonus points for member’s purchasing products in any of the flagship stores.  The bonus points can be exchanged later for non-cash gifts. FAB offers the following membership levels:

Price	Duration	Number of Downloads
RMB 100	3-month	Points are used when downloading different content. The range is 1-3 points per song, film, coupon, etc. 1 point=RMB 1 yuan So the download number for a card depends on what content the member access.
RMB 200	12-month
RMB 300	12-month
RMB 400	12-month
RMB 500	12-month

Unaudited pro forma condensed consolidated financial information

The following unaudited pro forma condensed consolidated statement of income reflects the estimated adjustments to FAB Universal’s historical consolidated statement of operations for the nine months ended September 30, 2012 and 2011, respectively, to give effect to:

•

The acquisition of Digital Entertainment International Co. (“DEI”), per the terms of the Share Exchange Agreement, and the related issuance of 37,944,551shares of common stock (including the 10,282,611 shares of common stock at closing and 27,611,940 shares of common stock issued upon the conversion of the 290 shares of Series B Convertible Preferred Stock) as if both had occurred on January 1, 2011.

•

The spin-off of Future Healthcare of America., a wholly owned subsidiary of FAB Universal, as if both had occurred on January 1, 2011.

The acquisition is treated as purchase transactions.  The initial accounting for the business combination is not complete as of the filing of these pro forma condensed consolidated financial statements.   We are reporting in these pro forma condensed consolidated financial statements provisional estimated amounts of the fair value of the assets acquired.  The determination of the DEI purchase price and allocation of the purchase price to the underlying tangible and intangible assets in the pro forma condensed consolidated financial statements are subject to change as additional information becomes available.  The unaudited pro forma condensed consolidated statements of operations are not necessarily indicative of FAB Universal’s actual results of operations assuming the transaction were completed on January 1, 2011, nor do they purport to represent FAB Universal’s results of operations for the future periods.

For the nine months ended September 30, 2012 and 2011the unaudited pro forma condensed consolidated statement of operations and comprehensive income of FAB Universal Corp and subsidiaries (reflecting the dividend of Future Health Care of America and Subsidiaries) and the acquisition of DEI are as follows:

	September 30
	2012	2011

Total revenues	$ 65,073,423	$ 57,402,339

Cost of revenue	39,191,494	36,900,908
Operating expense	17,664,494	10,576,956
Other income(expense)	629,461	(188,036)
Income Taxes	3,107,296	3,130,001
Net Income	5,739,600	6,606,438
Foreign Currency gain	110,555	200,725
Comprehensive income	$ 5,850,155	$ 6,807,163

Net income per common share:
Basic and Diluted	$ 0.12	$ 0.15
Weighted-average common shares outstanding:
Basic and Diluted	48,806,049	45,449,172

Podcasting

Media is the five year old division for our digital media and entertainment business.  Media is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method.  During the third quarter of 2012, the media segment experienced a 45% increase in revenue over the third quarter of 2011.  Our publishing platform manages 11,916 clients.  Management believes that our Media offers the leading podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  In the third quarter of 2012, our total publishing service revenue, including data transfer, was $618,614 versus $452,008 in the third quarter of 2011.  The total number of active episodes for the shows on the Network was 1,033,210 in the third quarter of 2012, all of which are available for immediate distribution.  With the continuing success of iPods, iPhones, iPads, Android’s mobile phones, and Blackberry’s smartphones, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow on an annual basis.  LibsynPRO Enterprise service had 95 network publishers in 2012.  We derive a portion of our revenues through data transfer from PRO customers. During the third quarter of 2012, revenue from data transfer totaled $157,382.

Podcasting Publishing Services

     Hosting, Distribution Network, Content, Platform Development

Our Podcast Media network receives over 4.5 million requests for shows per day.  Our network reaches over 25 million people around the world, creating what Management believes is a strong media asset and a very compelling platform for advertisers as well as Smartphone App sales.  Download requests are calculated by counting the number of shows requested for download by audience members.  We work to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform, selling premium subscriptions for certain publishers catalog of shows, and through the sale of Apps.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for our third party advertising partners and its in-house advertising sales team to fill.

Currently, we distribute digital shows for our producers to a variety of web portals and content aggregators, for both download and video streaming.  Approximately 70% of the shows we distribute reach audiences using Apple’s iTunes platform which includes iTunes on the computer, iPods, iPads, iPhones and Apple TV.  It is Management’s opinion that our Media Network’s substantial presence in the iTunes Podcast Store is one of the Company’s most valuable assets as consumers using iTunes are early adopters and spend money regularly on digital media.  We believe this provides us with a unique offering for advertisers seeking that type of consumer and provides Libsyn with monetization opportunities for its podcast publishers through the sale of individual and network wide Apps.

The third quarter development efforts continued to focus on libsyn publishing platform improvements to attract new producers and new features for audience growth and monetization.  Libsyn's product offering was enhanced and expanded to afford more options for multi-platform delivery of producer content to mobile devices as well as constantly enhancing libsyn's integration with third-party social services such as Facebook.  In addition, platform-wide infrastructure improvements are on-going to lay the foundation for the next generation of the libsyn service.

Major initiatives focused development efforts on the premium paid subscription service, audience engagement through social media apps such as the Facebook Timeline App and improvements for measuring audience and engagement for producers.  Through incremental releases to the platform software, improvements were made to foster better measurement and monetization for producers via the premium subscription service.  Improved tracking of subscribers allows premium producers to tailor their offerings and content to expand opportunities for audience growth.

Across the board, improvements were made to gain better insight into audience with vastly-improved stats reporting interface, wider cross-browser compatibility, more responsive interaction, and better visualization tools to expose the rich, timely data of which the statistics system is capable of generating.  In the third quarter of 2012, libsyn upgraded the Flash player with a modern and lightweight HTML5 player.  Producers were instantly able to distribute their media on a wider range of mobile devices as well as take advantage of native browser capabilities.  The new player is fully integrated into the libsyn codebase, allowing developers to stay abreast of emerging and evolving HTML5 technology, adding new features as they become available.

Efforts to enhance producers' integration with third-party social networking sites along with adding new social media outlets as they gain traction continued into the third quarter of 2012.  Support was added for producers to publish their content to Google's Blogger hosting service with no impact to their publishing workflow, while the ability to customize posts on a per-destination basis was added for the more popular third-party social sites.  A critical part of libsyn's ability to incorporate new producers with existing podcasts as well as allow existing producers to synchronize their externally-hosted content with the libsyn platform was re-factored to increase stability, reliability, and consistency.  This tool enables producers to maintain their content while affording them access to libsyn's statistics, content management, and third-party tie-ins.

We continue to improve platform performance and stability allowing libsyn to utilize existing infrastructure more effectively and adds expanded capabilities to increase redundancy and flexibility.  Restructured internal components enable developers to add new features more quickly and reliably than ever before, as well as refine existing functionality to keep pace with emerging web technologies.

With the goal of realizing more opportunities for high-profile producers and mobile clients, libsyn expanded their mobile application management and automated build systems to facilitate custom builds for third-party clients as well as the ability to manage existing mobile app market accounts for producers with an existing market presence.

–Podcasting Apps

Apps are small software applications that users can purchase and download to their Android, iPhone and iPod Touch mobile devices with relative ease.  App categories include video games, sports, productivity, entertainment, education and health & fitness.  Some of these Apps are free, while others have to be purchased.  These Apps range in price from $.99 to $100.00, with the average price under $4.99.  We continue to push on the Apps market using its podcast network and active podcasters to promote the Apps to consumers.  Apple, Amazon and Google retain 30% of all App sales to cover the cost of running the App Store and App owners/developers receive 70% of the sales proceeds.  We believe we can continue to generate revenue through the iTunes Store, Google Market Place and Amazon App Store.

Sale of Custom Podcast Apps

We created Apps that work on the iPhone and Android platforms and are currently for sale in the iTunes App Store, Google’s Market Place and Amazon’s App Store. We have approximately 2,463 Apps for sale in the App Stores. Podcasters then market their very own App to their show’s audience, many of whom use iPhones, iPads, iPods and Android phones.  Management believes podcasters can be very successful marketing Apps to their audience, as they know their audience better than anyone else and are great influencers of their audience.  The reasons Management believes an audience member would want to purchase Apps are: 1) Easier, faster access to the content.  2) Bonus content exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts.  4) Social communication features.

We offer Apps as a free monetization tool to podcasters on the Network as long as they have a qualifying monthly account.  Currently, there are approximately 11,916 shows on the Network and approximately 25 million monthly audience members who consume podcasts.  We submit each App for approval, which is not guaranteed and is based on the respective terms of service and approval process of the App Store, and manages the collecting of the revenue and distribution of the podcaster’s share of the revenues.  We have submitted over 3,000 podcast Apps and have received approval for 2,581 Apps.  Libsyn retains approximately 35% of the sale price that ranges from $.99 to $4.99 in most cases.  During the third quarter of 2012, revenue from App sales totaled $26,879, while revenue from subscriptions totaled $57,758.

Libsyn developed a “Network App” which allows for hundreds of podcast Apps, inside one fully functional App.  This is very similar to Amazon’s Kindle App that includes tens of thousands of books inside one App.  This Network App, if accepted into the various App stores, allows us to: 1) continue our business plan to offer App monetization tools to all producers in a streamlined, efficient process; 2) comply with the continually evolving and sometimes inconsistent App approval standards and their desire not to have ‘cookie-cutter’ Apps for all podcasts in iTunes in the App Store causing approval delays and rejections; 3) have more control over the actual marketing of the podcast Apps through expanded distribution of the Network App and cross promotional opportunities; 4) focus more time and attention on podcast shows with larger audiences that sell more apps than the smaller podcast shows. As a result of this change in ‘go to market’ strategy for iPhone Apps, we believe it could enhance revenues going forward due to the fact that we will have more control over the marketing of, wider distribution and more opportunities to generate revenues with a Network App.  For example, we could include widespread targeted promotions for Groupon or provide offers allowing people to earn Facebook credits.  For our Amazon App products, we plan to continue to create individual Apps for podcasts on our network and off network, focusing on podcasts with the largest audiences.  As the Android Market continues to evolve, we may consider an option to create a Network App as the business model dictates.

Sale of Podcast Subscriptions and Episodes Via Custom Podcast Apps

Once a podcaster has successfully marketed an App to its audience and has created a significant install base, the podcaster can offer new content on a subscription basis or release a special episode, in addition to its normal podcast episodes, and charge a nominal fee ($1 - $3) for that episode to its audience.  By having a successful, extremely easy to use micropayment platform in iTunes/iPhone/iPod Touch, Android and Google, the podcast audiences are willing to pay a nominal fee ($1.99), from time to time, for special episodes of their favorite podcast and even sign up for inexpensive subscriptions ($.99 a month; $8.99 for 12 months) of new content.  Libsyn earns a portion of the subscription and episode revenue for administering the App account and delivering the content to the consumer.

             –Podcast Advertising

In 2012, we executed multiple national brand advertising campaigns for companies including Audible and Lego. These campaigns run across multiple shows, with different advertisers, resulting in $151,273 of advertising revenue in the third quarter of 2012.

Our Alchemy system is able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, which is used for multiple advertising campaigns.  Using the system, the Network had the capability to deliver 1,697,792,779 advertisements in the third quarter of 2012 if 2.5 advertisements were placed in every podcast request downloaded from the network.  In order to increase the percentage of filled advertising inventory we must continue to execute on our advertising sales strategy, integrate third party ad networks and portals and create relationships with more advertising agencies and their clients.  The advertising capabilities number mentioned above and the tables for download inventory (below) demonstrates to advertisers the reach of the our Advertising Network as most advertisers want to see the opportunity for large advertising campaigns when considering a new medium for their marketing plans.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.

Client results of our largest advertising execution to date were excellent in Management's opinion and we expect more buys from the client in the future. We have now had multiple advertisers renew campaigns, demonstrating what Management believes is excellent back-end ad operational customer service on our part and a satisfactory ROI for our clients.

We currently have 22 distinct ad categories we take to market.  As the number of publishers joining the Advertising Network grows, so does the available advertising inventory for our advertising sales team to sell.

Month		Potential Ad Impressions
April 2011		235,829,927
May 2011		262,660,535
June 2011	*	261,060,697
July 2011	*	268,023,215
August 2011	*	279,321,000
September 2011		272,019,545
October 2011		299,068,565
November 2011		350,041,795
December 2011	*	391,376,530
January 2012	*	428,054,517
February 2012	*	393,669,125
March 2012		429,897,735
April 2012		401,122,667
May 2012		420,345,920
June 2012	*	482,490,065
July 2012	*	531,518,952
August 2012	*	577,979,495
September 2012		588,294,332

*

December and January are historically strong months for downloads. June, July and August are historically slower months for downloads.  Management believes that the above numbers demonstrate to advertisers the reach of our Media network as most advertisers want to see the opportunity for large advertising campaigns.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.  Formula: Nielsen certified downloads x 2.5 (to take into account pre-roll and post-roll position, and 50% of all downloads capable of handling 1 mid-roll ad).  While there can be no future pricing guarantees, the industry is currently charging, and plans to continue to charge, between $.01 and $.005 per downloaded ad.  The advertisements tend to be no longer than 15 to 30 seconds and several ads can be inserted in one twenty-minute episode.

Nielsen Certified Downloads for Ad Network
Month		Downloads
March 2011		97,449,282
April 2011		94,331,971
May 2011		105,064,214
June 2011	**	104,424,279
July 2011		107,209,286
August 2011		111,728,400
September 2011		108,807,818
October 2011		119,627,426
November 2011		140,016,718
December 2011		156,550,612
January 2012	**	171,221,807
February 2012		157,467,650
March 2012		171,959,094
April 2012		160,488,667
May 2012		168,138,368
June 2012	**	192,996,026
July 2012		212,607,581
August 2012		231,191,798
September 2012		235,317,733

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

2.     SPEECH TECHNOLOGY & SERVICES GROUP

FAB Universal's legacy Speech Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  FAB Universal receives the majority of its sales leads through arrangements with AT&T, as well as through our own Internet marketing efforts through Google, Yahoo and other major Internet search engines.  In the third quarter of 2012, FAB Universal continued its Internet marketing efforts through major search engines and continues to modify it on a quarterly basis.

The T&S Group continues to focus its efforts on core assistive application, website audio and alert systems.  The website audio file distribution category currently shows the most promise for expanded business going forward.

The Speech Technology and Services Group's immediate focus is to increase revenue and be a preferred supplier for speech technologies to large businesses worldwide, emphasize great technologies, competitive prices, and high quality support to the speech development community and offer non-technical hosted speech conversion services to companies that have subscriber bases in fast growing market segments. There can be no guarantee that customers will be willing to pay FAB Universal for these services.

3.   HEALTHCARE

Based in Casper, Wyoming and Billings, Montana, Interim Health Care of Wyoming, a subsidiary of Future Healthcare of America, has been serving its community for seventeen years and is part of the home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.  Effective, October 1, 2012, FAB Universal completed the spin-off of Future Healthcare of America and has been reflected as discontinued operations of the FAB Universal financial statements.

During the third quarter of 2012, FHA experienced a 23% increase in revenue over the third quarter of 2011.  This was driven by an increased use in our staffing services in our Billings location coupled with increase in our homecare services in the Casper location.

Stock Split - On February 23, 2012, the Company affected a 1 for 12 reverse stock-split.  All references to stock issuances and per share data have been reflected in these financial statements.

Results of Operations

Three Months Ended September 30, 2012 and 2011.

During the third quarter ended September 30, 2012, FAB Universal recorded revenues of $1,745,015, a 109% increase from revenues of $834,065 in the third quarter of 2011. The increase for the third quarter of 2012 reflects an increase in revenue from the acquisition of FAB. In the four days from the closing date of the acquisition through the end of the third quarter, FAB reported $786,845 of revenue within our media segment.  Within the media segment, revenue was also driven by an increase in hosting fees, ad revenue and the addition of subscription revenue.  Within our speech software segment we experienced a $140,000 decrease in revenue versus the same quarter last year due to softening of sales.

Cost of revenue totaled $784,226 in the third quarter of 2012, versus $306,458 in the third quarter of 2011.  This increase of 156% was a result of the cost of revenue from the acquisition of FAB. FAB experienced $376,605 of expense for the last four days of the quarter.  It was also driven by an increase in bandwidth costs due a change made by Apple’s delivery system for podcasts coupled with the increase in bandwidth pricing and increase revenue sharing for premium subscription services and advertising.  We anticipate seeing an increase in the cost of bandwidth throughout 2012.  FAB Universal posted a gross profit of $960,789 during the third quarter of 2012, versus a gross profit of $527,607 in the third quarter of 2011, an increase of 82%.  The incremental gross profit was primarily contributed by the addition of FAB for the last four days of the quarter.

In the third quarter ended September 30, 2012, operating expenses totaled $5,744,877 as compared to operating expenses of $1,070,904 in the third quarter of 2011.  Broken down by line item our operating expenses were:

Selling expenses in the third quarter of 2012 were $84,507 versus $52,018 in the comparable quarter for 2011. The increase was due to the addition of FAB, contributing $33,075 of incremental selling expense.

General and administrative expenses were $4,095,442 in 2012 versus $718,461 in the 2011 quarter. The increase was driven because of the issuance of stock to employees, officers and directors for the work associated with the acquisition of FAB.

Consulting fees increased to $1,491,591 in the third quarter of 2012 from $231,000 in the third quarter of 2011.  This is due to the use of consultants for the work performed for the acquisition of FAB and because of the issuance of stock for consulting services in an effort to preserve cash for the company.  Research and Development expenses in the third quarter of 2012 were $73,337 versus $69,350 in the third quarter of 2011.

FAB Universal’s net loss available to common shareholders was $4,951,273, or $0.51 per share, in the quarter ended September 30, 2012 versus a net loss of $473,182, or $0.06 per share, in the third quarter of 2011. During the third quarter of 2012, non-cash expenditures totaled $4,358,082 versus $67,517 in the third quarter of 2011.

Nine months ended September 30, 2012 and 2011.

During the nine month period ended September 30, 2012, FAB Universal recorded revenues of $3,462,498, a 55% increase over revenues of $2,234,584 for the same period in 2011.  The increase for the third quarter of 2012 reflects an increase in revenue from the acquisition of FAB. In the four days from the closing date of the acquisition and the end of the third quarter, FAB reported $786,845 of revenue within our media segment. We’ve also experienced a significant increase in our US-based media business, posting revenue growth of $619,322.  The growth has come from our Libsyn3 hosting service, bandwidth revenue from our LibsynPro service and advertising revenue.  Within our software segment we experienced a $178,000 decrease in revenue year-to-date due to softening of sales.

In the nine months ended September 30, 2012, cost of revenue totaled $1,446,422, a 64% increase as compared to $880,812 in the nine months ended September 30, 2011. This was a result of the cost of revenue from the acquisition of FAB.  FAB experienced $376,605 of expense for the last four days of the quarter.  It was also driven by an increase in bandwidth costs due a change made by Apple’s delivery system for podcasts coupled with the increase in bandwidth pricing and increase revenue sharing for premium subscription services and advertising.  FAB Universal posted a gross profit of $2,016,076 during the first nine months of 2012, versus a gross profit of $1,353,772 in the first nine months of 2011, an increase of 49%. The incremental gross profit was contributed by growth experience in FAB USA media business through-out 2012, and the addition of FAB for the last four days of the quarter.

FAB Universal recorded total operating expenses of $8,424,918 during the nine months ended September 30, 2012, as compared to operating expenses of $2,778,342 in the same period of 2011.  Broken down by line item our operating expenses were:

Selling expenses in the first nine months of 2012 were $181,106 versus $136,443 in the same period of 2011. The increase was due primarily to the addition of FAB, contributing $33,075 of incremental selling expense.

General and administrative expenses totaled $5,582,699 in the first nine months of 2012 versus $1,859,089 in the first nine months of 2011.  The increase was driven because of the issuance of stock to employees, officers and directors for the work associated with the acquisition of FAB.   We also experienced incremental expenses associated with NYSE listing fees, legal fees for due diligence in connection with the FAB Agreement, travel expense for due diligence, and consulting fees for due diligence.

Consulting fees increased to $2,452,027 in the first nine months of 2012 from $566,277 for the same period of 2011. This is due to the use of consultants for the work performed for the acquisition of FAB and because of the issuance of stock for consulting services in an effort to preserve cash for the company.

Other income totaled $4,278 in the first nine months of 2012 as compared other expense of $237,186 for the same period of 2011.  This decrease is due to recording $243,876 for the re-pricing of equity instruments during the 2011 period.

FAB Universal's net loss to common shareholders was $6,278,640, or $0.71 per share, in the first nine months of 2012 as compared to net loss of $1,508,683, or $0.20 per share, in the first nine months of 2011. During the first nine months of 2012, non-cash expenditures totaled $5,400,907, as compared to $397,818 in the first nine months of 2011.

The following is a summary of non-cash expenditures:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NON-CASH EXPENDITURES
Amortization of discount on notes payable	0	0	0	5,329
Re-pricing and extension of warrants	0	0	0	243,876
Stock option grants	727	33,588	5,086	78,863
Depreciation and amortization expense	71,076	11,569	83,038	40,790
Interest expense paid with stock	0	0	0	9,942
Change in FMV of derivative liability	0	0	0	(15,784)
Non-cash expense	71,803	45,157	88,124	363,016
Expenditures paid with issuance of stock	4,286,279	22,360	5,312,783	34,802
Total non-cash expenditures	4,358,082	67,517	5,400,907	397,818

Liquidity and Capital Resources.

Cash on hand was $14,696,044 at September 30, 2012, an increase of $13,253,579 over the $1,442,465 on hand at December 31, 2011.  Net cash used in operations for the nine months ended September 30, 2012, was $899,150, a decrease of 32% over the $1,320,571 net cash used in operations for the nine months ended September 30, 2011.  The increase in accounts receivable is being driven by the increase in revenue coupled with the slower payment process on the collection of receivables.  The increased use of stock to pay for services allowed us to further preserve cash balances.   FAB provided $322,420 of cash to operations including four days of net income totaling $193,324.

During the first nine months of 2012, the Company acquired FAB, which included $13,413,658 of cash on hand as of the date of acquisition, September 26, 2012, thus contributing to the Cash provided by investing activities of $13,409,175.

During the nine months ended September 30, 2012, cash provided by financing activities was $1,108,923.  The Company entered into a Warrant Amendment Agreement with holders of its Common Stock Purchase Warrants.  The Warrant Holders exercised 341,208 warrants at $3.25 per share for 341,207 shares of the Company’s Common Stock. The Company received proceeds of $1,108,923.

During the nine months ended September 30, 2011, cash provided by financing activities was $2,923,575 which was from the issuance of 416,667 shares upon notice of exercise of warrants by five institutional investors, and the company received $1,100,000 in cash; the issuance of 1,166,667 shares of Common Stock, par value $.001, and 440,268 warrants to purchase common stock at $5.16 per share, for a total amount of $2,923,575, net of fees of $256,400; and the payment of $1,000,000 notes payable.

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

As of September 30, 2012, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

FAB Universal is involved in routine legal and administrative proceedings and claims of various types.  We have no material pending legal or administrative proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any property is the subject.  While any proceeding or claim contains an element of uncertainty, management does not expect that any such proceeding or claim will have a material adverse effect on our results of operations or financial position.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that FAB Universal has issued during the three month period ended September 30, 2012, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description

Alpha Capital Anstalt*	8/1/2012	15,785	Exercise of Warrant
Chardan Capital Markets*	8/29/2012	50,000	Consulting Services
41 designees of Universal Entertainment Group Limited**	9/26/2012	10,282,611	Acquisition of FAB - China

*Management believes that the offer and sale of these securities was exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder, due to the limited number of recipients and the Company’s reasonable belief of their status as accredited or sophisticated investors.

**The Company relied on the exemption from registration provided by Regulation S of the Securities and Exchange Commission in reliance on each designee’s status as a non-“U.S. person” as that term is defined in Rule 902(k) of Regulation S of the Securities and Exchange Commission.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Mine Safety Disclosures.

     None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended September 30, 2012, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

(i)

 Exhibit

Where incorporated in this Report

Current Report on Form 8-K dated September 26, 2012, filed

Part I, Item 2

with the Securities and Exchange Commission on September 28, 2012*

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

                                         FAB UNIVERSAL CORP

Date:	11/14/12	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	11/14/12	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	11/14/12	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	11/14/12	/s/ Douglas Polinsky
Douglas Polinsky
Director

Date:	11/14/12	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	11/14/12	/s/ Gu JianFen
Gu JianFen
Director

Date:	11/14/12	/s/ Zhang Hongcheng
Zhang Hongcheng
Director and Chairman of Board