Form 10-K
period 2012-12-31
FAB Universal Corp.
filed 2013-03-18
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-33935

FAB UNIVERSAL CORP.

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

NYSE MKT

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

Yes [X ]  No [  ]

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

Yes [ ]  No [X]

The aggregate market value of the registrant’s voting and nonvoting common equity held by non-affiliates of the registrant as of the last business day of June 30, 2012, the registrant’s most recently completed second fiscal quarter, was $17,206,026 based on the last sales price of the registrant’s common stock reported on the NYSE MKT on that date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes shares held by directors, officers, and stockholders whose ownership exceeded 10% of the registrant’s outstanding Common Stock. Exclusion of these shares should not be construed to indicate that any such person controls, is controlled by or is under common control with the registrant.

As of March 5, 2013, there were 20,725,860 shares of common stock, par value $0.001, of the registrant issued and outstanding.*

*  Unless otherwise indicated herein, all share figures in this Annual Report retroactively reflect the reverse split of the registrant’s outstanding shares of common stock in the ratio of one for twelve, which was effectuated on February 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

PART I

Item 1.  Business.

OVERVIEW

Founded in 1995, the business of FAB Universal Corp., a Colorado corporation (“FAB”, “Parent”, “Company”, “we”, “our” or “us” or words of similar import), includes the sale of digital media through Retail, Wholesale and Kiosks.   Additionally, we license our kiosk business and provide podcast hosting services.  Our legacy Software business focuses on selling and supporting speech recognition and text-to-speech technology from AT&T.

The Company operates through its two subsidiaries, Webmayhem, Inc. (“Libsyn”), a Pennsylvania corporation, which operates our podcast hosting and distribution services.  Digital Entertainment International Ltd. (“DEI”), a company incorporated under the law of the Hong Kong Special Administrative Region, is also a wholly owned subsidiary of FAB Universal, and operates its wholly-owned subsidiary, Beijing Dingtai Guanqun Culture Co., Ltd. (“DGC”), which operates Beijing FAB Culture Media Co., Ltd. (“FAB Media”), a variable interest entity (“VIE”), and Beijing FAB Digital Entertainment Products Co., Ltd. (“FAB Digital”), a wholly owned subsidiary of FAB Media.  DGC controls the management of the operating entities, FAB Media and FAB Digital, through VIE contracts.

     Our products and services include:

Retail - We conduct our retail business through our flagship stores.  Each store is over 20,000 square feet in size and carries one of the largest selections of copyright protected audio and video products in China, including CDs, VCDs, DVDs, blu-rays, books, magazines and portable electronic devices. The flagship stores are recognized by many Chinese consumers as the most trusted place to buy copyright protected products.

Wholesale– Our wholesale business provides audio-video products such as compact discs, video compact discs and digital video discs as well as books and magazines to audio-video product retailers. FAB distributes these media products to over 80 customers.

Kiosks/Licensing - Out Intelligent Media Kiosks, based on 61 proprietary intellectual property rights, are ATM style terminals where consumers can download copyright protected music, video games, ringtones, digital books and movies directly to their cell phones, memory sticks or other mobile storage devices.  The Kiosks also run video ads on the high-tech LCD screens and accept payments for utility bills, and credit card bills.

Podcasting - We provide a web based podcast distribution platform for podcast producers wanting to broadcast their audio or video shows to people worldwide, in most cases through RSS distribution.  FAB’s podcast hosting service accumulates and provides audience statistics as well as advertising sales, ad insertion and App creation and sales to help podcasters generate revenue.

SOFTWARE – Speech recognition and Text-To-Speech

FAB Software's Speech Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  FAB receives the majority of its sales leads through arrangements with AT&T, as well as through our own Internet marketing efforts with major Internet search engines.

Principal Offices

Our principal executive offices consist of approximately 3,100 square feet of office space located at 5001 Baum Boulevard, Suite 770, Pittsburgh, Pennsylvania 15213.  Our telephone number is (412) 621-0902.  We also maintain two offices in Beijing, China.  One is located at No. 22 Shijingshan Road, Shijingshan District, and the other is located at No. 51 Xirongxian Alley, Xicheng District. The telephone number is 86-10-68635287.

Research and Development

During the calendar years ended December 31, 2012 and 2011, the Company spent $269,562 and $286,410, respectively, on research and development.

Necessary Material

We depend upon a speech recognition company to license us their speech recognition engines.

Licenses

We have the following license:

•

AT&T Natural Voices text-to-speech engine.

Patents Pending

None.

Environmental Compliance

We do not believe that there are any material laws, rules or regulations regarding environmental concerns that are applicable to our present or intended business operations.

Governmental Regulations

Wholly Foreign-owned Enterprises

FAB’s wholly-owned subsidiary, DGC, is deemed to be a “wholly foreign-owned enterprise.”  Wholly foreign-owned enterprises are governed by the Law of the PRC Concerning Enterprises with Sole Foreign Investments (which was promulgated in April 1986, as amended in October 2000, and its Implementation Regulations promulgated in December

1990, as amended in April 2001 (together the “Foreign Enterprises Law”). The establishment of a wholly foreign-owned enterprise has to be approved by the Ministry of Commerce of the PRC (or its local counterparts). A wholly foreign-owned enterprise must also obtain a business license from Administration for Industry and Commerce Authority before it can commence business.

A wholly foreign-owned enterprise is a limited liability company under the Foreign Enterprise Law. It is a legal person which may independently assume civil obligations, enjoy civil rights and has the right to own, use and dispose of property. It is required to have a registered capital contributed by the foreign investor(s). The liability of the foreign investor(s) is limited to the amount of registered capital contributed. A foreign investor may make its contributions by installments and the registered capital must be contributed within the period as approved by the Ministry of Commerce of the PRC (or its local counterparts) in accordance with relevant regulations.  As a wholly-foreign-owned enterprise, DGC is subject to these regulations.

Regulations relating to Dividend Distribution

Dividends generated after January 1, 2008 and distributed to DEI by DGC, its PRC subsidiary, are subject to withholding tax at a rate of 5%, provided that the Hong Kong based holding company is determined by the relevant PRC tax authorities to be a “non-resident enterprise” and holds at least 25% of the equity interest of its PRC subsidiary.  DEI has not yet obtained the approval for a withholding tax rate of 5% from the local tax authority because DGC, FAB Media and FAB Digital, have not paid any dividends to DEI after they effectively became consolidated subsidiaries in March 2012. According to SAT Circular 601, a beneficial owner generally must be engaged in substantive business activities. An agent or conduit company will not be regarded as a beneficial owner and, therefore, will not qualify for treaty benefits. The conduit company normally refers to a company that is set up for the purpose of avoiding or reducing taxes or transferring or accumulating profits. In addition, as described above, DEI may be considered a PRC resident enterprise for PRC enterprise income tax purposes, in which case, dividends received by it, as the case may be, from the relevant PRC subsidiary would be exempt from the PRC withholding tax because such income is exempt as a PRC resident enterprise recipient.  There remains uncertainty regarding the interpretation and implementation of the New EIT Law and its implementation rules.  It is uncertain whether, if DEI is deemed a PRC resident enterprise, any dividends to be distributed by DEI to our non-PRC shareholders, would be subject to any PRC withholding tax.

Foreign Ownership Restrictions

The Catalog for the Guidance of Foreign Investment Industries (the “Catalog”) as promulgated and amended from time to time by the Ministry of Commerce and the National Development and Reform Commission, is the principal guide to foreign investors’ investment activities in the PRC. The most updated version of the Catalog, which became effective in January 2012, divides the industries into three categories: encouraged ones, restricted ones and prohibited ones. The industries not listed in the Catalog fall within the scope of permitted ones.

For restricted industries, such as the distribution of audio-visual products operated by FAB Digital and FAB Media, and the consolidated affiliates of DEI, there are some limitations to the ownership and/or corporate structure of the foreign invested companies that operate in such industries. In addition, under the Administration of audio-visual Products which was promulgated by the State Council, the State implements a license system for the publication, production, reproduction, importation, wholesale, retail, and rental of audio-visual products. Any entity or individual, without a license, shall not be engaged in the publication, production, reproduction, importation, wholesale, retail or rental of audio-visual products. Any license or approval documents issued according to these Regulations shall not be assigned by means of rental, lending, sale or any other means.  The consolidated affiliated entities of DEI have obtained Publication Operation Permits and License for operating the business of retailing audio-visual products.

Regulations on Value-Added Telecommunication Services

In September 2000, the State Council promulgated the Telecommunications Regulations (the “Telecom Regulations”). The Telecom Regulations draw a distinction between “basic telecommunication services” and “value-added telecommunication services.”  Internet content provision services (“ICP services”) are a subcategory of value-added telecommunications businesses. Under the Telecom Regulations, commercial operators of value-added telecommunications services must first obtain an operating license from the Ministry of Industry and Information Technology of the PRC (the “MIIT”) or its provincial level counterparts.

The State Council has issued the Administrative Measures on Internet Information Services (the “Internet Measures”). According to the Internet Measures, commercial ICP service operators must obtain an ICP license from the relevant government authorities before engaging in any commercial ICP operations within the PRC. The MIIT promulgated the Administrative Measures on Telecommunications Business Operating License (the “Telecom License Measures” which was revised by the MIIT. The Telecom License Measures set forth the types of licenses required to operate value-added telecommunications services and the qualifications and procedures for obtaining such licenses.

According to the Administrative Rules for Foreign Investment in Telecommunications Enterprises promulgated by the State Council, a foreign investor may hold up to 50% equity interest in a value-added telecommunications services operator in China and such foreign investor must have experiences in providing value-added telecommunications services overseas and maintain a good track record.  To comply with the PRC regulations noted above, DEI operates value-added telecommunications services for the online sale of audio-visual products through the consolidated affiliated entity FAB Media and holds an ICP license.

Regulations Relating to Distribution of Audio-visual Products

DEI is also subject to regulations relating to the distribution of audio-visual products. Under the Administrative Measures for the Publication Market which were promulgated by the General Administration of Press and Publication and any entity or individual engaging in the distribution of publications, including audio-visual products, must obtain an approval from the competent press and publication administrative authority and receive the Publication Operation Permit. The consolidated affiliated entities of DEI, FAB Media and FAB Digital have obtained Publication Operation Permits for the sale of publications.

Regulations on Internet Culture Activities

The Ministry of Culture promulgated the Internet Culture Administration Tentative Measures, or the Internet Culture Measures. The Internet Culture Measures require ICP operators engaging in “Internet culture activities” to obtain a permit from the Ministry of Culture. The term “Internet culture activities” includes, among other things, online dissemination of Internet cultural products (such as audio-visual products, gaming products, performances of plays or programs, works of art and cartoons) and the production, reproduction, importation, sale (wholesale or retail), leasing and broadcasting of Internet cultural products.  DEI has hosted certain audio/video programs on the website www.fab.com.cn operated by FAB Media. FAB Media has been granted an Internet culture business permit.

The Ministry of Culture issued Several Suggestions of the Ministry of Culture on the Development and Administration of the Internet Music, or the “Suggestions”. The Suggestions, among other things, reiterate the requirement for the Internet service provider to obtain an Internet culture business permit to carry on any business relating to Internet music products. In addition, foreign investors are prohibited from operating Internet culture businesses. However, the laws and regulations on Internet music products are still evolving, and there have not been any provisions stipulating whether or how music video will be regulated by the Suggestions.

The Ministry of Culture promulgated the Notice on Strengthening and Improving the Content Review of Online Music. According to this notice, only “Internet culture operating entities” approved by the Ministry of Culture may engage in the production, release, dissemination (including providing direct links to music products) and importation of online music products. The content of online music shall be reviews by or filed with the Ministry of Culture. Internet culture operating entities should establish a strict self-monitoring system of online music content and set up a special department in charge of such monitoring. DEI’s websites currently do not engage in the producing, broadcasting or transferring of Internet cultural products, but exhibit the products which are offered in the retail stores.

Regulation relating to Franchise

Pursuant to the Administrative Measures on Filings for Commercial Franchise promulgated by the Ministry of Commerce in April 2007 and effective as of May 2007, franchisors are required to file with the MOFCOM for its cross-province franchising business. One of the preconditions for conducting a franchising business and making such filings is that franchisors should have at least two direct operating stores with an operation period of no less than 1 year. Legal consequences for such non-compliance include a fine up to RMB 10,000 or RMB 50,000 in worse circumstances. FAB Media has filed with the competent commercial authority of record and the file number is 0110100810900018.

Foreign Currency Exchange

The principal regulation governing foreign currency exchange in the PRC is the Regulations of the PRC on Foreign Exchange Administration (the “Foreign Exchange Regulations”), as amended in August 2008. Under the Foreign Exchange Regulations and other relevant regulations and rules, Renminbi are freely convertible for current account transactions, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. In order to convert Renminbi for capital account transactions, such as capital injections, loans, repatriation of investments and investments in securities outside the PRC, the prior approval of, or registration with, the State Administration of Foreign Exchange (the “SAFE”) or its competent local branches is required. DEI has not taken any funds outside China, and if they intend to do so in the future, they will make the proper registration with SAFE prior to such transaction.

In August 2008, the SAFE promulgated the Circular on Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises ( “Circular 142”), pursuant to which the registered capital of a foreign-invested company settled in Renminbi and converted from foreign currencies can only be used for purposes within the approved business scope and cannot be used for equity investments made by such foreign-invested company within the PRC, unless otherwise provided. In addition, a foreign-invested company may not change the use of its Renminbi-denominated registered capital without the SAFE’s or its competent local branch’s approval, and may not in any case use such capital to repay Renminbi-denominated loans if the proceeds of such loans have not been used within the permitted scope. Violations of Circular 142 could result in severe penalties, including heavy fines. In addition, the SAFE promulgated the Notice on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses in November 2010, which requires the authenticity of settlement of the funds raised from offshore offerings to be closely examined and the settlement of funds should conform to their intended use as listed in the offering document. For the settlement of funds in excess of those intended by the offering document or for a purpose other than that listed in the offering document, a board of director’s resolution relating to the use of funds shall be submitted as a separate application document.

Investment in Offshore Special Purpose Vehicles

In October 2005, the SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles (the “Circular 75”), which became effective in November 2005. Under Circular 75, PRC residents are required to register with the local SAFE branch prior to establishing, or acquiring control of, an offshore company for the purpose of financing that offshore company with equity interests in, or assets of, an onshore enterprise. In addition, PRC residents are required to amend their registrations with the local SAFE branch after contributing equity interests in, or assets of, an onshore enterprise to the offshore company, or making any other material change in the capital of the offshore company. Furthermore, according to the relevant rules and regulations issued by the SAFE, the shareholders, beneficial owners and/or the PRC operating subsidiaries who apply for remedial SAFE registrations under the Circular 75 shall first be subject to various administrative sanctions, in accordance with the Foreign Currency Administration Regulations, before they can be granted a remedial SAFE registration.

Failure to comply with the registration procedures of Circular 75 may result in restrictions on the foreign exchange activities of the onshore company, including increases in its registered capital, payments of dividends and other distributions to its offshore parent or affiliate, and may also subject the relevant PRC residents and onshore entities to penalties under foreign exchange administration regulations.  DEI has submitted the initial registrations under Circular 75.

Regulations relating to Labor Laws

The principal labor laws and regulations in the PRC include the PRC Labor Law, the PRC Labor Contract Law and the Implementation Regulations of the PRC Labor Contract Law. Pursuant to the PRC Labor Law and the PRC Labor Contract Law, employers must enter into written labor contracts with employees. Employers must pay their employees’ wages equal to or above local minimum wage standards, establish labor safety and workplace sanitation systems, comply with government labor rules and standards and provide employees with appropriate training regarding workplace safety. In addition, the PRC Labor Contract Law imposes more stringent requirements on employers with regard to, among others, severance payment and non-fixed-term employment contracts, time limits for probation periods, as well as the duration and the times that an employee can be placed on a fixed-term employment contract. Violations of the PRC Labor Contract Law and the PRC Labor Law may result in liabilities to employees and subject employer to administrative sanctions including fines or, in the case of serious violations, criminal liability.  DEI and its subsidiaries are in compliance with all applicable laws and orders relating to employment and labor other than those laws.

The PRC regulatory authorities have passed a variety of laws and regulations regarding statutory social welfare benefits, including, among others, the PRC Social Insurance Law effective in July 2011, the Regulations of Insurance for Occupational Injury, the Regulations of Insurance for Unemployment, the Provisional Insurance Measures for Maternal Employees, and the Interim Provisions on Registration of Social Insurance. Pursuant to these laws and regulations, companies in China have to make sufficient contributions of statutory social welfare benefits for their employees, including medical care insurance, occupational injury insurance, unemployment insurance, maternity insurance, pension benefits and housing funds. Failure to comply with such laws and regulations may result in supplementary payments, surcharges or fines.

Regulations relating to Intellectual Properties

China has enacted various laws and regulations relating to the protection of intellectual property rights, including copyrights, software, trademarks, patents, domain names and other forms of intellectual property. China is a signatory to some main international conventions on protection of intellectual property rights and became a member of the Agreement on Trade Related Aspects of Intellectual Property Rights upon its accession to the World Trade Organization.

Trademark

In accordance with the PRC Trademark Law, the Trademark Office of the SAIC is responsible for the registration and administration of trademarks in China. The SAIC has established a Trademark Review and Adjudication Board for resolving trademark disputes.

China has adopted a “first-to-file” principle for trademarks. If two or more applicants apply for registration of identical or similar trademarks for the same or similar commodities, the application that was filed first will receive preliminary approval and will be publicly announced. For applications filed on the same day, the trademark that was first used will receive preliminary approval and will be publicly announced.

Registered trademarks remain valid for ten years from the date that registration is approved. A registrant may apply to renew a registration within six months prior to the expiration date of the registration. If the registrant fails to apply in a timely manner, a grace period of six additional months may be granted. If the registrant fails to apply before the grace period expires, the registered trademark will be deregistered. Renewed registrations remain valid for ten years.  Under the PRC Trademark Law, a registered trademark may be transferred between parties upon execution of a transfer agreement and approval and publication by the Trademark Office of the SAIC. DEI has registered trademarks under the PRC Trademark Law.

Patent

In accordance with the PRC Patent Law, the State Intellectual Property Office is responsible for administering patents in the PRC. The patent administration departments at the provincial or municipal level are responsible for administering patents within their respective jurisdictions.

Under the PRC Patent Law, patents are grouped into three categories: inventions, utility models and designs.  The PRC patent system adopts a “first-to-file” principle, which means that, where more than one person files a patent application for the same invention, a patent will be granted to the person who filed the application first.  In addition, the PRC requires absolute novelty in order for an invention to be patentable.  Under this requirement, any relevant written or oral publication, demonstration or use prior to filing a patent application may prevent an invention from being patented in the PRC.  Patents for inventions remain valid for twenty years, and patents for utility models and designs remain valid for ten years, in each case from the filing date of the patent application.

In accordance with the PRC Patent Law, a patent application or patent right may be transferred between parties upon execution of a written agreement between the parties, which becomes effective upon registration with the State Intellectual Property Office. DEI has received acceptance notices on 15 patents which were filed in October 2010.

Copyright

The PRC Copyright Law, set forth the basic legal system for the protection of copyright in the PRC. The Regulations on Computer Software Protection (“the Software Regulations”), and the Measures on the Registration of Computer Software Copyright, were formulated in accordance with the PRC Copyright Law. In accordance with the Software Regulations, a software copyright owner may apply for the registration of software at software registration organs recognized by the National Copyright Administration. A registration certificate may serve as preliminary proof of the copyright ownership of the registrant. A software copyright of a legal person remains valid for a period of fifty years from the date of publication of such copyright. DEI has registered copyright under the PRC Copyright Law.

Taxation

Enterprise Income Tax

In March 2007, the NPC promulgated the PRC Enterprise Income Tax Law (the “EIT Law”). The State Council promulgated the Implementation Regulations to the PRC Enterprise Income Tax Law in December 2012 (the “EIT Law Implementation Regulations”).

Under the EIT Law and the EIT Law Implementation Regulations, (i) PRC resident enterprises are generally subject to enterprise income tax at the rate of 25% on their worldwide income, (ii) non-PRC resident enterprises with presence in the PRC are generally subject to enterprise income tax at the rate of 25% on their income sourced from such presence in the PRC and (iii) non-PRC resident enterprises with no presence in the PRC are generally subject to enterprise income tax at the rate of 10% for their PRC-sourced income.

Under the EIT Law, enterprises organized under the laws of jurisdictions outside China with “de facto management bodies” that are located within China may be considered PRC resident enterprises and therefore be subject to PRC enterprise income tax at the rate of 25% on their worldwide income. The EIT Law Implementation Regulations define the term “de facto management body” as a management body that exercises full or substantial control and management authority over the production, operation, personnel, accounts and assets of an enterprise. The State Administration of Taxation (the “SAT”), issued the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies (the “Circular 82”).

Circular 82 provides specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore enterprise is located in China, which include the presence in the PRC of the following locations: (1) the location where senior management members responsible for an enterprise’s daily operations discharge their duties; (2) the location where financial and human resource decisions are made or approved by organizations or persons; (3) the location where the major assets and corporate documents are kept; and (4) the location where more than half (inclusive) of all directors with voting rights or senior management have their habitual residence.

The SAT issued Administrative Measures of Enterprise Income Tax of Chinese-controlled Offshore Incorporated Resident Enterprises (Trial) (the “Bulletin 45”), which became effective in September 2011, to provide further guidance on the implementation of Circular 82.

Bulletin 45 clarifies certain issues related to determining PRC resident enterprise status, post-determination administration and which competent tax authorities are responsible for determining for offshore incorporated PRC resident enterprise status. Bulletin 45 specifies that when provided with a copy of a Chinese tax resident determination certificate issued by the competent tax authorities from an offshore incorporated PRC resident enterprise, the payer should not withhold 10% income tax when paying PRC-sourced dividends, interest and royalties to the offshore incorporated PRC resident enterprise.

Although Circular 82 applies only to offshore enterprises controlled by PRC enterprises or PRC corporate groups and not those controlled by PRC individuals, the determining criteria set forth in Circular 82 may reflect the SAT’s general position on how the “de facto management body” test should be applied in determining the tax residency status of offshore enterprises, regardless of whether they are controlled by PRC enterprises or individuals or foreign enterprises.

There are currently no detailed rules or precedents governing the procedures and specific criteria for determining whether a given entity constitutes a “de facto management body,” and a final confirmation by the SAT as to the “residency” status of offshore enterprises is generally necessary. Therefore, it remains unclear whether the PRC tax authorities would classify DEI as a PRC resident enterprise. Because substantially all of its operations and senior management are located within the PRC and are expected to remain so for the foreseeable future, DEI may be considered a PRC resident enterprise for enterprise income tax purposes and therefore subject to the PRC enterprise income tax at the rate of 25% on its worldwide income. If DEI were treated as a PRC resident enterprise, although under the EIT Law and the EIT Law Implementing Regulations dividends paid to DEI from its PRC subsidiary, it should qualify as tax-exempt income, there is no assurance that DEI would enjoy such tax-exempt treatment on dividends paid to it from its PRC subsidiary as offshore incorporated PRC resident enterprises controlled by PRC enterprises or PRC corporate groups enjoy under Bulletin 45.

In addition, the EIT Law Implementation Regulations provide that, (i) if an enterprise that distributes dividends is domiciled in the PRC, or (ii) if gains are realized from transferring equity interests of enterprises domiciled in the PRC, then such dividends or gains are treated as PRC-sourced income. It is not yet clear how the term “domicile” will be interpreted under the EIT Law, and it may be interpreted as the jurisdiction where an enterprise is a tax resident. As a result, if DEI were deemed to be a PRC resident enterprise, any dividends that DEI pays to its non-resident enterprise shareholders, as well as gains realized by such shareholders from the transfer of the Shares, may be regarded as PRC-sourced income and thus subject to a 10% PRC tax, unless a reduced rate is provided under any applicable tax treaty.

Under the PRC Individual Income Tax Law (the “IITL”), if DEI were treated as a PRC resident enterprise, it is possible that non-resident individual investors may be subject to PRC individual income tax at a rate of 20% on any dividends paid to such investors and any capital gains realized from the transfer of the Shares if such dividends or capital gains are deemed income derived from sources within the PRC, unless such individuals qualify for a lower rate under a tax treaty. A non-resident individual is an individual who has no domicile in the PRC and does not stay within the PRC or has stayed within the PRC for less than one year. Pursuant to the IITL and its implementation rules, for purposes of the PRC capital gains tax, the taxable income will be based on the total income obtained from the transfer of the Shares minus all the costs and expenses that are permitted under PRC tax laws to be deducted from the income.

In connection with the EIT Law, the Ministry of Finance (the “MOF”), and the SAT jointly issued, the Notice on Issues Concerning Process of Enterprise Income Tax in Enterprise Restructuring Business (the “Circular 59”). In December 2009, the SAT issued the Notice Concerning the Strengthening of Enterprise Income Tax Administration with Respect to Equity Transfers by Non-resident Enterprises (the “Circular 698”). By promulgating and implementing these circulars, the PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of equity interests in a PRC resident enterprise by a non-PRC resident enterprise. The PRC tax authorities have the discretion under Circular 698 to make adjustments to the taxable capital gains based on the difference between the fair value of the equity interests transferred and the cost of investment.

Under Circular 698, if a non-resident enterprise transfers the equity interests of a PRC resident enterprise indirectly via disposing of the equity interests of an overseas holding company other than through public markets, such as the ASX where DEI was expected to be listed (the “Indirect Transfer”) and such overseas holding company is located in a tax jurisdiction that: (i) has an effective tax rate less than 12.5% or (ii) does not tax foreign income of its residents, the foreign investor is required to report this Indirect Transfer to the competent PRC tax authorities. Using a “substance over form” principle, the PRC tax authorities may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of avoiding PRC tax. As a result, gains derived by a shareholder from such Indirect Transfer may be subject to PRC tax at the rate of up to 10%.

Enterprise Income Tax Preference

The New EIT Law and its implementation rules permit certain “high and new technology enterprises strongly supported by the state” that hold independent ownership of core intellectual property and simultaneously meet a list of other criteria, financial or non-financial, as stipulated in the implementation rules and other regulations, to enjoy a reduced 15% enterprise income tax rate subject to certain new qualification criteria. The State Administration of Taxation, the Ministry of Science and Technology and the Ministry of Finance jointly issued the Administrative Rules for the Certification of High and New Technology Enterprises delineating the specific criteria and procedures for the “high and new technology enterprises”.

FAB Digital was recognized by the provincial level Science and Technology Commission, Finance Bureau, and State and Local Tax Bureaus as “high and new technology enterprise”, which recognition is valid for 3 years. Therefore, FAB Digital is entitled to the preferential enterprise income tax rate of 15%.  FAB cannot assure you that FAB Digital will continue to be recognized as “high and new technology enterprise” or be able to renew this qualification when the term expires, and thus continue to be entitled to the preferential enterprise income tax rate of 15% or any other preferential enterprise income tax treatment.

Value Added Tax

The Provisional Regulations of the PRC concerning Value Added Tax were promulgated by the State Council. Value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

Employees

Currently, Libsyn has 18 full time employees and 5 part time employees who spend a significant amount of their time working in our Podcast hosting operations.

Currently, DEI has 192 full time employees and no part-time employees, who spend their time running the media business in China.

Item 1A.  Risk Factors.

Risks Relating to Our Business

Our present and intended business operations are highly speculative and involve substantial risks.  Only investors who can bear the risk of losing their entire investment should consider buying our shares.  Among the risk factors that you should consider are the following:

If we do not maintain and develop our brand, we may not be able to maintain and grow our customers and clients.

It is critical for us to maintain and develop our brands so as to effectively expand our customer base and our revenues. We believe that the importance of brand recognition will increase as the number of mobile users in China grows. In order to attract and retain wholesale and retail customers, advertisers and online customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty.

Our success in promoting and enhancing our brands, as well as our ability to remain competitive, will also depend on our success in offering high quality copyright protected content. If we fail to promote our brands successfully or if customers or advertisers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting customers, advertisers and online customers.

Our strategy of acquiring complementary assets, technologies and businesses may fail and result in equity or earnings dilution.

As a component of our growth strategy, we intend to actively identify and acquire assets, technologies and businesses that are complementary to our existing businesses. Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant impairment losses related to goodwill or amortization expenses related to intangible assets and exposure to undisclosed or potential liabilities of acquired companies.  Any acquisition we decide to pursue may be subject to the approval of the relevant PRC governmental authorities, as well as any applicable PRC rules and regulations. Considering the fast changing legal environment, our acquisition may be subject to the government’s further scrutiny and the acquisition structures we used to adopt may be found to be inappropriate.

Acquisitions and/or strategic alliances may have an adverse effect on DEI’s ability to manage its business.

DEI may acquire in the future, technologies, businesses or assets that are complementary to its business and/or enter into strategic alliances in order to leverage its position in the Chinese market and expand its business domestically and internationally. Acquisitions or strategic alliances would expose DEI to potential risks, including risks associated with the integration of new technologies, businesses and personnel, unforeseen or hidden liabilities, the diversion of management attention and resources from its existing business, and the inability to generate sufficient revenues to offset the costs and expenses of acquisitions or strategic alliances. Any difficulties encountered in the acquisition and strategic alliance process may have an adverse effect on DEI’s ability to manage its business. In addition, acquired businesses may not perform to DEI’s expectations for various reasons, including the loss of key personnel or key clients, and its strategic focus may change. As a result, DEI may not realize the benefits it anticipates. If DEI fails to integrate acquired technologies, businesses and assets or realize the expected benefits, it may not receive a return on its investment and its transaction costs for such acquisitions, and its business and operations may be adversely affected.

If DEI is unable adequately to protect its intellectual property rights, its businesses may be materially adversely affected.

DEI’s businesses depend heavily on intellectual property.  The protection of intellectual property rights and brands in the PRC may not be as effective as those in the United States or other countries.  The steps that DEI has taken to protect its intellectual property may not be effective at preventing its misappropriation.  Any litigation that is necessary to protect these rights may require significant expense and time.

DEI’s business could suffer if it does not successfully manage its current and future growth.

DEI has experienced a period of rapid growth and expansion that has placed, and will continue to place, strain on its management personnel, systems and resources. To accommodate the growth pursuant to its strategies, DEI anticipates that it will need to implement a variety of new and upgraded operational and financial systems, including online payment systems and related security systems, procedures and controls, and the improvement of accounting and other internal control and management systems, all of which require substantial management efforts and financial resources. DEI will also need to continue to expand, train, manage and motivate its workforce, and manage its relationships with its distributors, third-party service providers and customer base. All of these endeavors will require substantial management effort and skills and the incurrence of additional expenditures. DEI cannot assure that it will be able to efficiently or effectively implement its growth strategies and manage the growth of its operations, and any failure to do so may limit its future growth and hamper its business strategy.

We are subject to the risks associated with operating in an evolving market.

As a company with a major subsidiary operating in the rapidly evolving PRC market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•

continue to attract customers with copyright protected content and the products we offer;

•

develop a sufficiently large customer base and 5C business licensees;

•

maintain and attract online customers by expanding our online offerings;

•

increase the revenues derived from our fee-based memberships and products we offer online;

•

attract and retain qualified personnel.

There are risks inherent to our subsidiary, DEI’s operations that could significantly impact its ability to continue to execute our business plans and/or generate revenues and profits.

DEI faces business risks regarding the following:

  •

The ability to secure necessary materials to manufacture its products;

  •

The ability to secure licenses and distribution rights for many of its copyrighted products;

  •

The ability to secure the necessary licenses from the Chinese government to operate a high-tech business;

  •

The ability to attract and retain highly skilled employees to develop software and hardware for its Kiosk business;

  •

Competition with pirated or copyright infringing products and the Company’s ability to compete effectively on price with illegal content;

  •

DEI relies on large gatherings of people to promote its business and sell music and other products.  DEI must be able to secure growth gathering permits or its revenues may be negatively impacted.

We face intense competition which could reduce our market share and adversely affect our financial performance.

There are many companies that distribute online content targeting Chinese Internet users. We compete with distributors of content over the Internet, including content sites, Web directories, search engines and Internet service providers. These sites compete with us for customers and advertising dollars. The Internet market in China is relatively new and rapidly evolving. Competition is intense and expected to increase significantly in the future, because there are no substantial barriers to entry in our market.

In addition, we face increasing numbers of newly-emerged competitors or existing competitors who compete with us by expanding their businesses into new areas.

We compete with our peers and competitors in China primarily on the following basis:

 •

technological advancements;

 •

brand recognition;

 •

strategic relationships;

 •

quality of services;

 •

effectiveness of sales and marketing efforts;

 •

talented staff; and

 •

pricing.

Our competitors may have certain competitive advantages over us including:

 •

greater brand recognition among Internet users;

 •

better products and services;

 •

larger customer base;

 •

more extensive and well developed marketing and sales networks; and

 •

substantially greater financial and technical resources.

Our international operations are subject to additional risks which could harm our business, operating results, and financial condition.

There are risks inherent in doing business internationally including:

•

trade barriers and changes in trade regulations;

•

difficulties in developing, staffing, and simultaneously managing foreign operations as a result of distance, language, and cultural differences;

•

stringent local labor laws and regulations;

•

longer payment cycles;

•

credit risk and higher levels of payment fraud;

•

restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.;

•

political or social unrest, economic instability, repression, or human rights issues;

•

geopolitical events, including acts of war and terrorism;

•

compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and corrupt payments to government officials;

•

antitrust and competition regulations;

•

laws, regulations, licensing requirements, and business practices that favor local competitors or prohibit foreign ownership or investments;

•

different employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions.

•

different or more stringent user protection, content, data protection, privacy and other laws; and

•

risks related to other government regulations or required compliance with local laws.

We derive a majority of our revenues from the provision of audio and video products, which is particularly sensitive to changes in economic conditions and people’s consuming habits.

Demand for audio and video products is particularly sensitive to changes in general economic conditions, and sales typically decrease during periods of economic downturn.  Customers may reduce their spending for these products in our stores for a number of reasons, including:

•       a general decline in economic conditions;

•       a decision to shift material products expenditures to online content;

•       a decline in audio and video products spending in general; or

•       a decrease in demand for audio and video products in general and for our services in particular would materially and adversely affect our ability to generate revenue from our wholesale and retail business, and our financial condition and results of operations.

Since the popularity of online content provision, we have experienced difficult conditions. In addition, in early March 2012, China pared its economic growth target to 7.5% from an 8% goal that had been in place since 2005. As a result of such economic downturns, growth in consumer spending in China slowed which resulted in a corresponding slowdown in advertising spending growth. If there is deterioration in the economic condition, our revenues, net income and results of operations could be materially adversely affected.

Our failure to maintain existing relationships or obtain new relationships that allow us to place our Kiosks in desirable locations would harm our business and prospects.

Our ability to generate revenues from Kiosks depends largely upon our ability to provide licensees networks of Kiosks in desirable locations throughout major urban areas in China. This, in turn, requires that we develop and maintain business relationships with real estate developers, landlords, property managers, hypermarkets, retailers, and other businesses and locations in which we are provided space for our facilities. If we fail to maintain our relationships with landlords and property managers, or if a significant number of our existing Kiosks placement agreements are terminated or not renewed or if we fail to maintain our relationship with our location provider, licensees may find our networks unattractive and may not renew agreement after the termination of five years agreement, which would cause our revenues to decline and our business and prospects to deteriorate.

If we need additional capital and are not able to raise it, our liquidity and financial position could be adversely affected.

We believe that our current cash and cash equivalents and cash flow from operations will be sufficient to meet our anticipated cash needs including working capital and capital expenditures, for the foreseeable future. We may, however, require additional cash resources due to a change in business conditions or other future developments. We may seek to sell additional equity and/or debt securities or obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness could result in increased debt service obligations and could result in operating and financing covenants that could restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•      investors' perception of, and demand for, securities of alternative media companies;

•      conditions of the U.S. and other capital markets in which we may seek to raise funds;

•      our future results of operations, financial condition and cash flows;

•      PRC governmental regulation of foreign investment in licensing business companies in China;

•      economic, political and other conditions in China; and

•      PRC governmental policies relating to foreign currency borrowings.

We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us could have a material adverse effect on our liquidity and financial condition.

There are risks associated with DEI’s business structure.

DEI operates its businesses in China through FAB Media, the VIE, and FAB Digital, its subsidiary. The contractual arrangements with FAB Media and its subsidiary, FAB Digital, and their respective shareholders provide DEI with effective control over these companies. As a result of these contractual arrangements, DEI is considered to be the primary beneficiary of FAB Media and FAB Digital and accordingly, DEI consolidates the results of operations, assets and liabilities of FAB Media and FAB Digital in its financial statements.  While this is the traditional legal structure for foreign corporations to control businesses in China, these contractual arrangements may not be as effective in providing DEI with control over FAB Media and FAB Digital as direct ownership of these companies. In addition, FAB Media and FAB Digital or their respective shareholders may breach the contractual arrangements. In any such event, DEI would have to rely on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties in the PRC legal system.

The VIE is jointly owned by individuals, including our Chairman.  Conflicts of interest between these individuals’ role as shareholders of the VIE and their duties to DEI may arise. In addition, these individuals are also directors and executive officers of the VIE.  PRC laws provide that a director or certain member of senior management owes a fiduciary duty to the company he directs or manages. These individuals must therefore act in good faith and in the best interests of the relevant VIE and must not use their respective positions for personal gain. These laws do not require them to consider best interests of DEI when making decisions as a director or member of management of the relevant VIE. Conflicts may arise between these individuals’ fiduciary duties as directors and officers of the VIE and DEI.  We cannot assure you that when conflicts of interest arise, these individuals will act in the best interests of the Company or DEI or those conflicts of interest will be resolved in favor of the Company or DEI.

In addition, these individuals may breach or cause the VIE to breach or refuse to renew the existing contractual arrangements that allow DEI to effectively control the VIE and receive economic benefits from them. If the Company cannot resolve any conflicts of interest or disputes between DEI and the shareholders of the VIE, the Company would have to rely on legal proceedings, which could result in disruption of the business of DEI, and there would be substantial uncertainty as to the outcome of any such legal proceedings.

DEI believes the ownership structure is in compliance with all existing PRC laws and regulations, and the VIE Contract is binding and will not result in any violation of PRC laws or regulations currently in effect.  The Company cannot assure you that the PRC regulatory authorities will ultimately take a view that is consistent with DEI’s representation. If DEI is found to be in violation of any existing or future PRC laws or regulations, or fails to obtain or maintain any of the required permits or approvals, the relevant regulatory authorities would have broad discretion in dealing with such violation, including levying fines, confiscating of income, revoking DEI’s business licenses or operating licenses, requiring the Company to restructure the relevant ownership structure or operations, and requiring DEI to discontinue all or any portion of its business. Any of these actions could cause significant disruption to DEI’s business operations.

DEI is dependent upon its existing management, its key development personnel and its qualified technical personnel, and its business may be severely disrupted if DEI loses their services.

The future success of DEI depends substantially on the continued services of its executives and its key development personnel, such as its Chief Executive Officer, Zhang Hongcheng, who has been instrumental in the development of the FAB business; its Chief Technology Officer, Lv Xiaogang; and its Chief Financial Officer, Zhong Bingbin. If one or more of the executive officers or key development personnel were unable or unwilling to continue in their present positions, DEI might not be able to replace them easily or at all. In addition, if any of its executive officers or key employees joins a competitor or forms a competing company, DEI may lose know-how, key professionals and staff members as well as suppliers. These executive officers and key employees could develop and operate a business that could compete with and take customers away from DEI’s existing and future customers. Each of the executive officers and key personnel has entered into an employment agreement with DEI, which contains non-competition provisions. However, if any dispute arises between the executive officers or key employees and DEI, these non-competition provisions may not be enforceable in China.

Changes in the economic and political policies of the PRC could materially and adversely affect the DEI business.

Through the VIE, DEI conducts substantially all of its business operations in the PRC. As a result, its business, financial condition, results of operations and business prospects depend largely on economic and political developments in the PRC.

China's economy differs from the economies of most developed countries in many respects, including the amount of government involvement in the economy, the general level of economic development, growth rates and control of foreign exchange and the allocation of resources. Although the economy of the PRC has experienced significant growth in recent decades, this growth has remained uneven across different periods, regions and among various economic sectors. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. It also exercises significant control over China's economic growth through strategically allocating resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. The PRC government’s future actions and policies may materially affect the Chinese economy and may have a material adverse effect on DEI’s business.

The failure of the FAB Companies to implement and maintain an effective system of internal controls may undermine our ability to accurately report our financial results or to prevent fraud.

DEI is a wholly-owned subsidiary of FAB Universal, and is subject to the Sarbanes-Oxley Act of 2002.  The SEC, as required under Section 404 of the Sarbanes-Oxley Act, has adopted rules requiring public companies to include a report of management on the effectiveness of these companies' internal control over financial reporting in their annual reports.  Our management may conclude that our internal control over financial reporting is not effective due to the failure of the DEI to cure any identified material weakness and control deficiencies. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may not reach the same conclusion or may issue a report that is qualified if it is not satisfied with our internal control over financial reporting or the level at which our controls are documented, designed, operated or reviewed. In addition, during the course of the evaluation, documentation and testing of our internal control over financial reporting, we may identify other material weaknesses and deficiencies on the part of DEI that we may not be able to remediate in time to meet the deadline imposed by the SEC for compliance with the requirements of Section 404. If our management or our independent registered public accounting firm concludes that our internal control over financial reporting is not effective, the market price of our common stock may be adversely affected due to a loss of investor confidence in the reliability of our reporting process. We will need to incur significant costs and use significant management and other resources to ensure the DEI’s compliance with Section 404 of the Sarbanes-Oxley Act.

We may be required to record a significant charge to earnings as we are required to reassess our goodwill or other intangible assets arising from acquisitions.

We are required under U.S. GAAP to review our intangible assets, including goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually or more frequently if facts and circumstances warrant a review. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower or declining growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.

Foreign Currency Exchange Rate Risk

While our reporting currency is the U.S. dollar, the majority of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues and assets as expressed in our U.S. dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk.

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

The telecommunications infrastructure in China, which is not as well developed as in the United States, may limit our growth.

The telecommunications infrastructure in China is not well developed. Our internet growth will depend on the PRC government and state-owned enterprises establishing and maintaining a reliable Internet and telecommunications infrastructure to reach a broader base of Internet users in China. The Internet infrastructure, standards, protocols and complementary products, services and facilities necessary to support the demands associated with continued internet growth may not be developed on a timely basis or at all by the PRC government and state-owned enterprises.

To the extent we may be unable to scale our systems to meet the increasing PRC Internet population, we will be unable to expand our online customers and increase our attractiveness to advertisers and merchants.

As internet volume and traffic increase in China, we may not be able to scale our systems proportionately. To the extent we do not successfully address our capacity constraints, our operations may be severely disrupted, and we may not be able to expand our customer base and increase our attractiveness to advertisers and merchants. Even if we scale our systems proportionately, any unforeseen increase in traffic may disrupt our operations and make it difficult for our customers to visit our websites, or even cause customers to be unable to access our websites at all, which could result in a loss of customers.

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

We must build our Libsyn brand to gain market acceptance for our podcasting services, and media services and tools.  We believe that our long-term success will require that we obtain significant market share for our products and services before other competitors enter the market. We must spend large amounts on product development, strategic relationships and marketing initiatives in order to establish brand awareness.  We cannot be certain that we will have enough resources to build our brand and to obtain commercial acceptance of our products and services.  If we do not gain market acceptance for our podcasting services, as a large-scale advertising medium, and related media services, we may not be able to compete effectively.

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

We have a limited basis upon which to evaluate our systems' ability to handle controlled or full commercial availability of our products and services.  We may expand our operations significantly in the near future, and we will have to expand further to address the anticipated growth in our user base and market opportunities.  To manage the expected growth of operations and personnel, we will need to improve existing systems, and implement new systems, procedures and controls.  In addition, we will need to expand, train and manage an increasing employee base.  We will also need to expand our finance, administrative and operations staff.  We may not be able to effectively manage this growth.  Our planned expansion in the near future will place a significant strain on our managerial, operational and financial resources. Our planned personnel, systems, procedures and controls may be inadequate to support our future operations.  If we cannot manage growth effectively or if we experience disruptions during our expansion, the expansion may not be cost-effective.

We have a history of losses and we may never achieve profitability.

FAB’s net loss available to common stockholders was $4,004,225, or $0.34 per share and $9,979,883, or $1.31 per share, for the years ended December 31, 2012 and 2011, respectively.  Because we need to establish our brand and services, we expect to incur increasing sales and marketing, product development and administrative expenses, and as a result, we will need to generate significant revenues to achieve and maintain profitability.  We cannot assure you that we will ever be able to operate profitably.

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

If producers have to pay additional licensing fees, we may not be able to maintain and grow our revenue for our podcasting business.

Personal Audio LLC (“PA”) has asserted a Podcast Patent against several Media Companies and Networks including Libsyn’s producers.  PA has filed suit in the US District Court for the Eastern District of Texas for infringement of its U.S. 8,112,504 patent, “The Podcasting Patent”.  PA is also actively seeking licensing of its podcast technology from individual Media Producers and Networks.  Electronic Frontier Foundation (the “EFF”) is assisting producers in responding to these matters.  The EFF, founded in 1990, has championed the public interest in every critical battle related to digital rights and freedoms primarily through bringing and defending lawsuits in the courts.  Should PA be successful in its lawsuits against producers and/or their efforts of licensing their technology, it could have a significant effect on the number of producers that continue to produce podcasts. This could have an adverse effect on the revenue generated by Libsyn and we may not be able to maintain the level of revenue sufficient to exceed our expenses.

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

                  and

        •

respond to technological advances and emerging industry and regulatory standards and practices in a cost-

                  effective and timely way.

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

Changes in the app approval policies of an App Store could have an adverse effect on the business plans of Libsyn, including revenues.

Our Podcast Apps for sale in the most popular App Stores including Apple, Amazon and Verizon are subject to approval by each marketplace.  Throughout the submission process, some Apps have not been approved for sale in the marketplaces and may not be approved in the future because they do not comply with App Store Review Guidelines.

The App stores with which Libsyn currently sells its Apps, (Apple App Store, Verizon and Amazon Appstore), have complete control over the approval of each App submitted to their store.  The policies for the App approval process are normally very broad, and subject to interpretation and frequent changes by each App store.

In the past, Libsyn has received approval for Apps with streaming video and then subsequently has had Apps rejected for including streaming video.   On the other hand, some App Stores have approved Apps with streaming video without any hesitation.

Apple has rejected individual podcast Apps because they do not want thousands of individual podcast Apps in the App store under one developer account, and then subsequently approved podcast Apps when submitted under a podcast producer’s own developer account.  If Apple were to enforce its policy to disallow podcast Apps to be accepted under Libsyn’s developer account or under a podcaster’s individual developer account, it could have an adverse impact on future business plans of Libsyn, including revenues.

The approval of Apps, which cannot be guaranteed, is subject to the App Stores’ review personnel, their Management and the overall store and company policy, which are subject to change at any time.  The change in policy and rejection of Apps for approval by any one or all of the App Stores could have an adverse impact on future business plans of Libsyn, including revenues.

If we lose our key U.S. personnel or are unable to hire additional U.S. personnel, we will have trouble growing our business.

We depend to a large extent on the abilities of our key U.S. management and technical personnel, in particular Christopher J. Spencer, our Chief Executive Officer and President.  The loss of any key employee or our inability to attract or retain other qualified employees could seriously impair our results of operations and financial condition.

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

Risks Related to China’s Regulation Environment

Uncertainties relating to the legal system of the PRC may have a material adverse effect on FAB.

China has not yet developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations continue to evolve and the limited number and non-binding nature of published decisions concerning them, their interpretation and enforcement involves uncertainties. In addition, the Chinese legal system is based partly on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect.  As a result, DEI may not be aware of its violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Political, economic and social policies of the PRC government could affect our business.

Substantially all of our business, operating assets, fixed assets and operations are located in China, and substantially all of our revenues are derived from our operations in China. Accordingly, our business may be adversely affected by changes in political, economic or social conditions in China, adjustments in PRC government policies or changes in laws and regulations.

The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in a number of respects, including:

•

structure;

•

level of government involvement;

•

level of development;

•

level of capital reinvestment;

•

growth rate;

•

control of foreign exchange; and

•

methods of allocating resources.

China has been primarily a planned economy subject to a system of macroeconomic management. Although the PRC government still owns a significant portion of the productive assets in China, economic reform policies have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms. We cannot predict the future effects of the economic reform and macroeconomic measures adopted by the PRC government on our business or results of operations. Furthermore, the PRC government began to focus more attention on social issues in recent years and has promulgated or may promulgate additional laws or regulations in this area, which could affect our business in China. For example, the PRC government issued the new Employment Contract Law, effective January 1, 2008, providing increased employment protection to employees in China, which could cause us to incur additional staff costs in the future.

The PRC legal system embodies uncertainties which could limit the legal protections available to us, or could lead to penalties on us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. The PRC government promulgates a comprehensive system of laws and regulations governing economic matters in general. Our subsidiaries and VIE are incorporated in China and subject to all applicable Chinese laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors. Such uncertainties may also make it easier for others to infringe our intellectual property without significant cost, and new entrants to the market may tend to use gray areas to compete with us. In addition, uncertainties in the PRC legal system may lead to penalties being imposed on us because of a difference in interpretation of the applicable law between the relevant governmental authority and us. We cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

In order to comply with PRC regulatory requirements, we operate our main business through companies with which we have contractual relationships but in which we do not have an actual ownership interest. If our current ownership structure is found to be in violation of current or future PRC laws, rules or regulations regarding the legality of foreign investment in the PRC Internet sector, we could be subject to severe penalties.

Various regulations in the PRC restrict or prohibit wholly foreign owned enterprises (“WFOEs”), such as DGC, from operating in specified industries such as Internet information, wireless, Internet access, and certain other industries. In order to comply with PRC regulatory requirements, we conduct our business operations solely in the PRC through our indirect wholly-owned subsidiaries and VIE that is incorporated in the PRC and owned by certain of our employees.

We believe that our current ownership structure complies with all existing PRC laws, rules and regulations. However, considering the substantial uncertainties regarding the interpretation of current PRC Internet laws and regulations, we cannot be sure that the PRC government would view our current ownership structure to be in compliance with PRC laws, rules and regulations. Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our PRC subsidiaries’ and VIE’s existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that new laws or regulations governing our PRC business sector that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our PRC subsidiaries’ and VIE’s current or proposed businesses and operations. In addition, any such new laws and regulations may be retroactively applicable to us and our PRC subsidiaries and VIE.

If we or any of our PRC subsidiaries and VIE were found to be in violation of any existing or future PRC laws or regulations, the relevant PRC authorities would have broad discretion in dealing with such violations, including, without limitation, the following:

•

levying fines;

•

confiscating our income;

•

revoking our licenses;

•

shutting down our servers and/or blocking our websites;

•

requiring us to restructure our ownership structure or operations; and

•

requiring us to discontinue any portion or all of its Internet and value-added telecommunication businesses.

We depend upon contractual arrangements with our VIE for the success of our business and these arrangements may not be as effective in providing operational control as direct ownership of these businesses and may be difficult to enforce.

Because we conduct our operations mainly in the PRC, and are restricted or prohibited by the PRC government from owning operations in the PRC, we are dependent on our VIE in which we have no direct ownership interest, to provide those services through contractual agreements between the parties. These arrangements may not be as effective in providing control over our operations as direct ownership of these businesses. For example, our subsidiaries and VIE could fail to take actions required for our business, such as entering into content contracts with potential content suppliers. If the VIE fails to perform their obligations under these agreements, we may have to rely on legal remedies under PRC law. We cannot assure you that such remedies under PRC law would be effective or sufficient.

The contractual arrangements between our subsidiaries and our VIE may result in adverse tax consequences.

PRC laws and regulations emphasize the requirement of an arm’s length basis for transfer pricing arrangements between related parties. The laws and regulations also require enterprises with related party transactions to prepare transfer pricing documentation to demonstrate the basis for determining pricing, the computation methodology and detailed explanations. Related party arrangements and transactions may be subject to challenge or tax inspection by PRC tax authorities.

Under a tax inspection, if our transfer pricing arrangements between the China-based subsidiaries and VIE are judged as tax avoidance, or related documentation does not meet the requirements, our China-based subsidiaries and VIE may be subject to material adverse tax consequences, such as transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of adjustments recorded by VIE, which could adversely affect us by (i) increasing VIE’s tax liabilities without reducing our subsidiaries’ tax liabilities, which could further result in interest being levied to us for unpaid taxes; or (ii) limiting the ability of our PRC companies to maintain preferential tax treatment and other financial incentives.

Recent press reports concerning possible increased scrutiny by Chinese authorities of the VIE structure used by us and various other Chinese companies publicly-traded in the United States appear to have created concern among investors, and such reports may cause the price of our common stock to drop in the future.

In the past several months, various prominent Western news outlets have reported that the PRC Ministry of Commerce and the China Securities Regulatory Commission, among other Chinese regulatory authorities, may be considering increased scrutiny or enhanced regulation of Chinese companies that use VIE structures as a means of complying with Chinese laws prohibiting or restricting foreign ownership of certain businesses in China. Some of such news reports have also sought to draw a connection between recent widely reported accounting issues at certain Chinese companies and the use of VIE structures. Such news reports appear to have had the effect of causing significant drops in the market prices of the shares of several Chinese companies that are publicly-traded in the United States. If any such Chinese regulatory authorities were to increase scrutiny of VIE structures or adopt regulations specifically governing their use, any such scrutiny may have a material adverse impact on us or cause us to change our existing operational structure.  It is possible that there will be increased scrutiny or enhanced regulation in the future. In addition, while we are not aware of any causal connection between the recently reported accounting scandals and the use of VIE structures; it is possible that investors in our common stock will believe that such a connection exists. Any of such circumstances could lead to further loss of investor confidence in Chinese focused companies such as ours and cause fluctuations in the market prices of our common stock and, if such prices were to drop sharply, could subject us to shareholder litigation, which could cause the price for our shares to drop further.

Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We regard our copyrights, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Under the Patent Law of the PRC promulgated by the NPC Standing Committee, the State Council’s Patent Administration Department may grant a compulsory license to individuals or entities to use our patent, if our exploitation of the patent has been determined to violate the antitrust laws. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. In particular, the laws of the PRC and certain other countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Future litigation could result in substantial costs and diversion of resources.

Regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business.

The SAFE promulgated the Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles (or the “Circular 75”), the SAFE and has further issued a series of implementation guidance, including the most recent the Notice of SAFE on Printing and Distributing the Implementing Rules for the Administration of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies (or the “Circular 19”), which came into effect on July 1, 2011. These regulations state that if PRC residents use assets or equity interests in their PRC entities as capital contributions to establish offshore companies or inject assets or equity interests of their PRC entities into offshore companies to raise capital overseas, they must register with local SAFE branches with respect to their overseas investments in offshore companies. They must also file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spin-off transactions, long-term equity or debt investments or uses of assets in China to guarantee offshore obligations. Under these regulations, their failure to comply with the registration procedures set forth in such regulation may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on the capital inflow from the offshore entity to the PRC entity.

We have requested DEI and its shareholders, who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related rules. We and DEI attempt to comply, and to ensure that our shareholders who are subject to these rules comply with the relevant requirements. However, we cannot provide any assurances that all of our shareholders, and all of DEI’s shareholders, who are PRC residents will comply with our and DEI’s requests to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rules. Any future failure by any of our shareholders or of DEI’s shareholders who is a PRC resident, or controlled by a PRC resident, to comply with relevant requirements under these regulations could subject us or DEI to fines or sanctions imposed by the PRC government, including restrictions on our subsidiaries’ ability to pay dividends or make distributions to us and our ability to increase our investment in these subsidiaries.

We may be subject to fines and legal sanctions if we or our employees who are PRC citizens fail to comply with PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.

The PBOC issued the Administration Measures on Individual Foreign Exchange Control, and its Implementation Rules were issued by the SAFE. Under these regulations, all of the foreign exchange transactions involving an employee share incentive plan, share option plan or similar plan participated in by PRC citizens may be conducted only with the approval from the SAFE or its authorized branch. The SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas Listed Company (or the “Stock Option Rule”). Under the Stock Option Rule, PRC citizens who are granted stock options or restricted share units or issued restricted shares by an overseas publicly listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly listed company, to register with the SAFE or its authorized branch and to comply with a series of other procedures and requirements. We and the PRC employees of DEI and those who have been granted stock options or restricted share units, or issued restricted shares, are subject to the Stock Option Rule. If we, DEI or the PRC employees of DEI and those who hold options, restricted share units or restricted shares fail to comply with these registration or other procedural requirements, we, DEI and/or such employees may be subject to fines and other legal sanctions.

Dividends we receive from our operating subsidiaries located in the PRC are subject to PRC withholding tax.

The New CIT Law imposes, among other things, that a maximum withholding tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent that such dividends are derived from sources within the PRC, and the State Council has reduced such rate to 10% through the Implementing Regulations for the PRC Corporate Income Tax Law. A lower withholding tax rate will be applied if there is a tax treaty arrangement between China and the jurisdiction of the foreign holding companies, such as Hong Kong. Our China-based subsidiaries are invested by immediate foreign holding companies in Hong Kong. All of these foreign-invested enterprises are subjected to the withholding tax.

Under the Arrangement Between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income and Capital (or “China-HK Tax Arrangement”), the dividend withholding tax rate may be reduced to 5%, if a Hong Kong resident enterprise is considered a non-PRC resident enterprise and holds at least 25% of the equity interests in the PRC enterprise distributing the dividends, subject to approval of the PRC local tax authority. However, if the Hong Kong resident enterprise is not considered to be the beneficial owner of such dividends under applicable PRC tax regulations, such dividends may remain subject to withholding tax at a rate of 10%. The PRC State Administration of Taxation issued a Notice on How to Understand and Determine the Beneficial Owners in Tax Agreement (or “Circular 601”), which provides guidance on determining whether an enterprise is a “beneficial owner” under China’s tax treaties and tax arrangements. Circular 601 provides that, in order to be a beneficial owner, an entity generally must be engaged in substantive business activities. It also sets forth a list of factors, the existence of which generally does not provide support that the treaty resident is a beneficial owner. An agent or conduit company, which refers to a company that is set up for the purpose of avoiding or reducing taxes or transferring or accumulating profits, will not be regarded as a beneficial owner and, therefore, will not qualify for treaty benefits such as preferential dividend withholding tax rates. If our Hong Kong subsidiary is, in the light of Circular 601, considered to be a non-beneficial owner for purpose of the China-HK Tax Arrangement, any dividends paid to it by any of our PRC subsidiaries would not qualify for the preferential dividend withholding tax rate of 5%, but rather would be subject to the usual rate of 10%.

We may be deemed a PRC resident enterprise under the New CIT Law and be subject to PRC taxation on our worldwide income.

The New CIT Law provides that enterprises established outside of China whose “de facto management bodies” are located within China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate on their worldwide income (including dividend income received from subsidiaries). Under the Implementing Regulations for the Corporate Income Tax Law, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. Although substantially all of our operational management is currently based in the PRC, it is unclear whether PRC tax authorities would require (or permit) us to be treated as a PRC-resident enterprise. If we were treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which could have an impact on our effective tax rate and an adverse effect on our net income and the results of operations, although dividends distributed from our PRC subsidiaries to us could be exempted from Chinese dividend withholding tax, since such income is exempted under the New CIT Law for PRC-resident recipients.

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

DEI designees may acquire a controlling interest in the Company.

If DEI meets the Corporate Governance Objectives and the Revenue Objectives as defined in the Share Exchange Agreement by which the Company acquired DEI, and the DEI designees convert the Preferred Stock into shares of our common stock, they will own 78% of our total issued and outstanding common shares.  If these events occur, this means that the DEI designees will have the right to make key decisions regarding the Company’s future.

The resale of our common stock by DEI’s former stockholders may negatively affect the market price of such stock.

Both the Initial Shares issued to the DEI stockholders under the terms of the Share Exchange Agreement and the shares of common stock to be issued upon conversion of the Preferred Stock will be “unregistered” and “restricted” securities within the meaning of Rule 144 of the SEC. In addition, certain of the shares to be issued under the Agreement will have “piggyback” registration rights that will permit the registration for resale of such shares.  Upon the effectiveness of any registration statement relating thereto and/or the expiration of the six-month holding period mandated by Rule 144 (and, with respect to the Lock-up Shares as defined in the Share Exchange Agreement, the expiration of the lock-up period applicable thereto), these shares may be sold into any market that then exists for our shares of common stock.  Such sales may have a significant depressive effect upon the price thereof.

We may suffer currency exchange losses if the RMB depreciates relative to the U.S. Dollar.

Revenue generated and expenses incurred by international subsidiaries and equity method investees are often denominated in the currencies of the local countries. As a result, consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of international subsidiaries and equity method investees are translated from local currencies into U.S. dollars.

Our reporting currency is the U.S. Dollar. However, substantially all of our revenues are denominated in RMB. China reformed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer pegged to the U.S. dollar and the exchange rate will have some flexibility. Hence, considering the floating exchange rate regime, if the RMB depreciates relative to the U.S. Dollar, our revenues as expressed in our U.S. Dollar financial statements will decline in value. The PBOC announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. On June 19, 2010, the PBOC announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the PBOC ruled out any sharp fluctuations in the currency or a one-off adjustment. In February 2012, the center point of the currency’s official trading band hit 6.3031, representing appreciation of more than 7.8% since June 19, 2010. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars.

Item 1B.  Unresolved Staff Comments.

 Not applicable to smaller reporting companies.

Item 2.  Properties.

FAB's corporate offices are located at 5001 Baum Blvd., Suite 770, Pittsburgh, PA 15213.  They consist of approximately 3,100 square feet of space, which is rented for $4,446 per month.  The lease is currently on a month to month basis.  FAB continues to maintain a sound business relationship with the landlord.  Even though each party may exit the lease with a 30 day written notice, Management does not foresee a significant risk, especially with the current state of the economy.  We also maintain two offices in Beijing, China.  One is located at No. 22 Shijingshan Road, Shijingshan District, and the other is located at No. 51 Xirongxian Alley, Xicheng District. The telephone number is 86-10-68635287.  We lease a 30,000 sq. ft. retail store in the Joy City shopping mall for $49,604 per month through March 2016, and a 20,000 square foot entertainment superstore in SoShow shopping district for $48,476 per month through May 2017.

Item 3.  Legal Proceedings.

FAB is involved in routine legal and administrative proceedings and claims of various types.  We have no material pending legal or administrative proceedings, other than as discussed below or ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any property is the subject.  While any proceeding or claim contains an element of uncertainty, management does not expect that any such proceeding or claim will have a material adverse effect on our results of operations or financial position.

Item 4.  Mine Safety Disclosures

None; not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 5, 2013, 20,725,860 shares of our common stock were outstanding and the last reported sales price for our common stock on the NYSE MKT was $3.18 per share.  We have approximately 7,000 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name”.

Our common stock began trading on the NYSE MKT under the symbol “FU” on October 9, 2012.  Prior to that, our common stock was traded on the NYSE MKT under the symbol “WZE”.  We cannot guarantee that the present market for our common stock will continue or be maintained.

The quarterly high and low sales prices for our shares of common stock for the last two years are as follows:

	Low	High
Fiscal Year 2012
Fourth quarter	$2.31	$5.30
Third quarter	$1.90	$5.70
Second quarter	$1.91	$3.45
First quarter	$1.32	$3.00

Fiscal Year 2011*
Fourth quarter	$1.44	$2.16
Third quarter	$1.68	$2.88
Second quarter	$1.56	$3.06
First quarter	$2.76	$5.28

* These figures retroactively reflect the one-for-twelve reverse split of FAB Universal’s outstanding shares of common stock that was effectuated on February 22, 2012.

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The following information is provided as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	-	-	2,038,967

Equity compensation plans not approved by stockholders	-	-	-

Total	-	-	2,038,967

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have not issued any restricted shares of common stock during the calendar years ended December 31, 2012 and 2011, that have not already been disclosed in our Quarterly Reports on Form 10-Q and/or Current Reports on Form 8-K.

During the quarterly period ended December 31, 2012, we did not receive any proceeds from the exercise of warrants for which the underlying shares were registered with the Securities and Exchange Commission.

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

	Year ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
OPERATING DATA:
Total revenue	$27,459	$3,114	$5,540	$5,194	$6,108
Net loss from continuing operations	(4,183)	(9,488)	(4,110)	(6,509)	(7,692)
Net loss available to common stockholders	(4,004)	(9,980)	(4,110)	(6,509)	(10,065)
Basic and diluted net loss per common share	(0.34)	(1.31)	(0.76)	(1.56)	(2.76)

	As of December 31,
(in thousands)	2012	2011	2010	2009	2008
BALANCE SHEET DATA:
Working capital	$11,284	$1,063	$(1,335)	$(1,255)	$670
Net property, plant and equipment	16,721	32	79	129	211
Intangible assets & goodwill	88,529	11,484	20,460	20,538	20,497
Total assets	167,795	14,783	21,355	22,005	23,246
Long-term liabilities:
Long-term debt	39	0	0	0	1,000
Other	10,398	0	0	0	0
Total long-term liabilities	10,437	0	0	0	1,000
Total stockholders’ equity	133,930	13,776	19,208	19,416	20,383

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled “Item 6. Selected Financial Data” and the consolidated financial statements and related notes included in this Form 10-K.

Safe Harbor Statement.

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of FAB, including, without limitation, (i) our ability to gain a larger share of the distribution of Chinese copyright  protected media content and podcast hosting and distribution industries, our ability to continue to develop products acceptable to that industry, our ability to retain our business relationships, and our ability to raise capital and the growth of the FAB brand, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond FAB's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which FAB conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the  industries in which we operate, the development of products that may be superior to the products offered by FAB, demand for financial services, competition, changes in the quality or composition of FAB's products, our ability to develop new products, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting FAB's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  FAB does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Company Overview

Below is an update of our entire business, from our acquisition of Digital Entertainment International Ltd. (“DEI”) on September 26, 2012, to our media business of podcast services and apps, and finally our business of offering speech recognition and text to speech engines and programming tools for software developers.  We believe our business of selling and distributing copyright protected media and content in China will continue to grow and generate profits due to the brand recognition of FAB in China as well as the continued support of the government for copyright protection in China.  We believe our Media business will also continue to grow and generate profits due to the size of our podcast operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through our publishing platform, advertising, sale of Apps and paid subscriptions for content.  The network growth of our media operation has occurred faster than initially expected and it is Management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and audiences showing increased interest in the medium.  FAB Universal believes that our network and relevance in our industry will continue to grow and that we are positioned to be one of the leading companies in the podcast monetization business. Our business is broken into three segments including: Retail, Wholesale and Kiosk, Licensing/Podcasting.

Retail

DEI has conducted the retail business through its flagship stores since 2003.  We currently operate a 30,000 sq. ft. store in the prestigious Joy City shopping mall and a newly opened entertainment superstore in SoShow. Each store has over 20,000 square feet in size and carries the largest selection of copyright protected audio and video products in China, including CDs, VCDs, DVDs, blu-rays, books, magazines and portable electronic devices. FAB markets products to individual consumers.  The flagship stores are recognized by many Chinese consumers as the right place to buy copyright protected products.

Celebrity signing events are a major driver to FAB’s retail stores which have been used as a popular venue for Chinese music and movie stars to meet their fans. Additionally, many stars outside mainland China, mostly from Hong Kong, Taiwan, Korea and Japan, wishing to enter the Chinese market choose FAB as their launching platform. FAB flagship stores host such events normally once a week. Those events not only promote sales of audio-video products but also increase our FAB brand recognition.

On October 12, 2012, FAB held the grand opening of a new 20,000 square foot entertainment superstore in the high-end Beijing shopping district of SoShow. The store is designed to satisfy the tastes of a swiftly emerging middle class with maturing entertainment expectations.  DEI’s SoShow store provides Beijing shoppers with its first audio-video “hypermarket.” As a preferred venue for product announcements, publishing parties, studio releases, author readings, movie showings, live promotional performances and concerts, DEI’s SoShow outlet is one of China’s first ultra-modern entertainment destination for music lovers, film buffs, game enthusiasts, and early electronic adopters.

FAB’s SoShow flagship store offers many new electronic digital products and mobile storage devices while serving as a center for the 5C, the download supermarket of traditional copyright protected audio-video products. Consumers can download the latest movies, songs, games, e-books and applications to mobile storage devices through the intelligent 5C Kiosk.  Additionally, the 5C download supermarket also offers coupon printing, self-service payments, membership points checking, map searching, digital printing and other consumer functions. FAB’s intelligent 5C Kiosk is the leading multimedia digital network terminal providing services in China.

FAB’s SoShow mall location is traditionally famed as a bustling shopping area near Chongwenmen, a sprawling Beijing shopping district just off the East Second Ring Road. Hundreds of thousands of daily shoppers visit the district and frequent popular and ultra-modern shops that benefit from high foot traffic.

Wholesale

FAB wholesale distribution provides audio-video products such as compact discs, video compact discs and digital video discs as well as books and magazines to audio-video products retailers. FAB distributes these media products to over 80 customers including Sohu, Dangdang and Century Outstanding Information Technology Company, a subsidiary of Amazon.com.   FAB’s wholesale business caters to three types of customers: large retail stores, FAB license stores and small wholesale/resellers. Customers place orders by telephone, through the internet or in-person and fulfillment is handled by FAB’s vehicle fleet or through direct warehouse access.

With over 100 suppliers and 80 wholesale customers, including the Chinese Government, the wholesale business segment is growing with DEI and strongly positioned to be the leader in copyright protected material as the media entertainment industry continues to expand in China.

License and Kiosk and Media

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

In 2008, FAB was granted a license by China’s Ministry of Commerce to license its business model that has been well received by entrepreneurs throughout the country.  FAB has quickly grown its nationwide business network through its license and regional agent programs and to date has expanded to 40 cities with around 8,400 licensees and an installed network count approaching 12,500 Intelligent Media Kiosks.

FAB kiosk is an innovative self-service vending kiosk designed and launched by DEI in 2008.  The kiosks target the millions of mobile and portable device users combing interactive touch screen and LED display with a large selection of copyrighted content such as music, movies and games.  The content is contained on internal hard drives within each terminal thereby eliminating bandwidth download problems associated with the internet and providing content owners with a secure closed system for digital file protection and accurate transparent accounting. The terminals are updated and monitored via web-linked electronic communications.  There are thousands of licensed digital entertainment content files in each kiosk, such as music, movie and TV episodes, which allows the customer to play or download to their portable device or memory card with payment by cash, FAB membership card or ATM card.  FAB has deployed over 12,500 kiosks through our licensing program. Most of the kiosks are located in high-traffic areas, such as, office buildings, shopping malls, and retail stores.  Revenue is generated by selling pre-paid membership cards, charging licensing fees and providing advertising.

FAB generates revenues from its Intelligent Media Kiosk business through the sale of licenses and then through ongoing media content download, media membership card sales and kiosk-based advertising.  Currently, FAB has more than 350,000 membership cardholders.

The FAB Intelligent Media Kiosks have greatly enhanced consumer ease-of-purchase while reducing the appeal of pirated content, positively transforming market dynamics in China for legitimate content and facilitating licensing opportunities with traditional media publishers who desire safe access to the world’s largest, fastest-growing consumer market.  In addition to media content terminals, FAB’s kiosk technology also addresses the specific needs of banks, supermarkets, shopping malls, office buildings, government offices, tourist resorts, university campuses and libraries and provides a foundation for the building of intelligent digital cities of the future.

FAB Membership

In order to retain customers and increase cross-sales, DEI launched its client retention program, the FAB membership program in 2008.  This program entitles customers to download digital content from FAB kiosks at lower costs than non-member customers.  The membership also provides bonus points for member’s purchasing products in any of the flagship stores.  The bonus points can be exchanged later for non-cash gifts. FAB offers the following membership levels:

Price	Duration	Number of Downloads
RMB 100	3-month

Points are used when downloading different content. The range is 1-3 points per song, film, coupon, etc.

1 point=RMB 1 yuan

So the download number for a card depends on what content the member accesses.

RMB 200	12-month
RMB 300	12-month
RMB 400	12-month
RMB 500	12-month

Libsyn Media

Libsyn is the subsidiary for our digital media and entertainment business.  Libsyn is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method for episodic, audio and video shows.  The Libsyn Network received over 450 million download requests for shows in 2006, 1 billion download requests in 2007, 1.2 billion download requests in 2008, 1.4 billion download requests in 2009,  1.6 billion in 2010, 1.3 billion in 2011 and 1.6 billion in 2012 to approximately 50 million total audience members throughout the year.  Libsyn's publishing platform hosts 12,536 shows in 2012. Management believes that Libsyn offers the best podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  The total number of episodes on the Network totaled 1,098,589 in 2012, all of which are available for immediate distribution.  With the continuing success of iPods, iPhones, iPads, Android’s mobile phones, Blackberry’s smartphones, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  LibsynPRO Enterprise service had 95 network publishers in 2012.  As Libsyn derives a portion of its revenues through data transfer from PRO customers, our feature rich version of the PRO publishing platform provides Management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business.  Throughout 2012, revenue from data transfer totaled $589,208.

LIBSYN – PUBLISHING SERVICES

     Hosting, Distribution Network, Content, Platform Development

In 2012 the Libsyn Network received approximately 1.6 billion download requests for podcast episodes vs. 1.3 billion download requests in 2011, from a wide variety of distribution outlets to which Libsyn syndicates content.  The Libsyn network received over 4.7 million requests for shows per day throughout 2012.  Our network reaches over 25 million people around the world, creating what Management believes is a strong media asset and a very compelling platform for advertisers as well as smartphone App sales.  Download requests are calculated by counting the number of shows requested for download by audience members.  Libsyn works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform and through the sale of Apps.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Libsyn’s third party advertising partners and its in-house advertising sales team to fill.

Currently, Libsyn distributes digital shows for our producers to a variety of web portals and content aggregators, for both download and streaming.  Approximately 70% of the shows Libsyn distribute reach audiences using Apple’s iTunes platform which includes iTunes on the computer, iPods, iPads, iPhones and Apple TV.  It is Management’s opinion that the Libsyn Network’s substantial presence in the iTunes Podcast Store is one of the Company’s valuable assets as consumers using iTunes are early adopters and spend money regularly on digital media.  We believe this provides FAB with a unique offering for advertisers seeking that type of consumer and provides FAB with monetization opportunities for its podcast publishers through the sale of individual and network wide Apps.

Libsyn's technical development team continues to make significant accomplishments in terms of maintaining and expanding our publishing platform.  This has maintained strong availability for producers and consumers as our user base continues to build and grow.

Fourth quarter development efforts were largely focused on enhancing the overall experience for podcasters, podcast consumers and network administrators.  The embeddable HTML 5 player was given a significant facelift and podcasters gained the ability to choose between two new sleek and stylish player designs to better fit their needs and tastes.

Audience metrics are vital to delivering quality, targeted advertising to podcast consumers.  Improvements were made to the statistics system to allow network administrators to visually analyze audiences across multiple shows and export detailed reports to better understand their audiences and sell appropriate advertising space.

Like the publishing platform, mobile applications also experienced notable improvement.  Monetization of podcast content within iOS apps became easier as premium content gained better exposure and a new premium signup workflow shortened the gap between product discovery and conversion.  Additionally, support for Apple products and services increased due to added support for the iPhone 5 and iCloud.

Android apps underwent an even more drastic change.  Several new features and refinements upgraded the user experience to more closely match the availabilities within the app’s iOS counterpart.

Also on the Android front, a new mobile app product was introduced: The Android Podcast Box. This app brings hundreds of Libsyn-hosted podcasts to Android devices in a single application.  While some shows are free to consume, the majority carry a pay-to-play requirement that serves as a revenue-generating mechanism.  The Podcast Box was previously only available on iOS devices.

The fourth quarter witnessed great experiential improvements for all users of Libsyn podcasts as well as provided new opportunities for revenue growth from both paid content and advertising.

LIBSYN - APPS

Apps are small software applications that users can purchase and download to their iPhone and iPod Touch mobile devices with relative ease.  During 2012, there were over 500,000 Apps in the App Store that have been downloaded by consumers over 25 billion times.  App categories include video games, sports, productivity, entertainment, education and health & fitness.  Some of these Apps are free, while others have to be purchased.  These Apps range in price from $.99 to $100.00, with the average price under $4.99.  During 2012, FAB continued to push the Apps market using its podcast network and active podcasters to promote the Apps to consumers.  Apple, Amazon and Verizon retain 30% of all App sales to cover the cost of running the App Store and App owners/developers receive 70% of the sales proceeds.  FAB believes it can continue to generate revenue through the iTunes Store, Verizon Store and Amazon App Store, and are briefly outlined below.

Sale of Podcast Apps

FAB created Apps that work on the iPhone and Android platforms and are currently for sale in the iTunes App Store, Verizon Store and the Amazon App Store. FAB currently has approximately 2,800 Apps for sale.  Podcasters then market their very own App to their show’s audience, many of whom use iPhones, iPods and Android phones.  Management believes podcasters can be very successful marketing Apps to their audience, as they know their audience better than anyone else and are great influencers of their audience.  The reasons Management believes an audience member would want to purchase Apps are: 1) Easier, faster access to the content.  2) Bonus content exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts.  4) Social communication features.

FAB now offers this App as a free monetizational tool to podcasters on the Libsyn Network as long as they have a qualifying monthly account.  Currently, there are approximately 12,536 shows on the Libsyn Network and approximately 25 million audience members who consume podcasts.  Libsyn submits each App for approval, which is not guaranteed and is based on the respective terms of service and approval process of the App Store, and manages the collecting of the revenue and distribution of the podcaster’s share of the revenues.  FAB expects to retain approximately 35% of the sale price that ranges from $.99 to $4.99 in most cases.  These Apps are currently being sold around the world via Apple’s App Store, the Verizon Store and the Amazon App Store. Throughout 2012, revenue from App and subscription sales totaled $290,873.

Libsyn developed a “Network App” which allows for hundreds of podcast Apps inside one fully functional App.  This is very similar to Amazon’s Kindle App that includes tens of thousands of books inside one App.  This Network App allows us to: 1) continue our business plan to offer App monetization tools to all producers in a streamlined, efficient process; 2) comply with the continually evolving and sometimes inconsistent App approval standards and their desire not to have ‘cookie-cutter’ Apps for all podcasts in iTunes in the App Store causing approval delays and rejections; 3) have more control over the actual marketing of the podcast Apps through expanded distribution of the Network App and cross promotional opportunities; 4) focus more time and attention on podcast shows with larger audiences that sell more apps than the smaller podcast shows.  As a result of this change in ‘go to market’ strategy for iPhone Apps, FAB believes it could enhance revenues going forward due to the fact that we will have more control over the marketing of, wider distribution and more opportunities to generate revenues with a Network App.  For our Amazon App products, we plan to continue to create individual Apps for podcasts on our network and off network, focusing on podcasts with the largest audiences.

Sale of Podcast Subscriptions and Episodes Via Custom Podcast Apps

Once a podcaster has successfully marketed an App to its audience and has created a significant install base, the podcaster offers new content on a subscription basis or release a special episode, in addition to its normal podcast episodes, and charges a nominal fee ($1 - $3) for that episode or episodes to its audience.  By having a successful, extremely easy to use micropayment platform in iTunes/iPhone/iPod Touch, Android and Amazon, the podcast audiences are willing to pay a nominal fee ($1.99), from time to time, for special episodes of their favorite podcast and even sign up for inexpensive subscriptions ($.99 a month; $8.99 for 12 months) for new content.  FAB earns a portion of the subscription and episode revenue for administering the App account and delivering the content to the consumer.

LIBSYN - ADVERTISING

In 2012, Libsyn executed multiple national brand advertising campaigns for companies including Audible, Hover and Ting.  These campaigns run across multiple shows, with different advertisers, resulting in $500,558 in 2012 advertising revenue.

Libsyn’s Alchemy system is able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, which was used for multiple advertising campaigns throughout 2012.  In order to increase the percentage of filled advertising inventory we must continue to execute on our advertising sales strategy, integrate third party ad networks and portals and create relationships with more advertising agencies and their clients.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.

Client results of our largest advertising execution to date were excellent in Management's opinion and we expect more buys from the client in the future. We have now had multiple advertisers renew campaigns with Libsyn, demonstrating what Management believes is excellent back-end ad operational customer service on FAB's part and a satisfactory return on investment for our clients.

Libsyn currently has 22 distinct ad categories we take to market.  As the number of publishers joining Libsyn’s Advertising Network grows, so does the available advertising inventory for Libsyn’s advertising sales team to sell.

TECHNOLOGY & SERVICES GROUP

FAB's Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  FAB receives the majority of its sales leads through arrangements with AT&T, as well as through our own Internet marketing efforts through Google, Yahoo and other major Internet search engines.  In 2012, our T&S Group saw a decrease in revenue from those experienced in 2011.

FUTURE HEALTHCARE OF AMERICA

Home Healthcare

Through trained health care professionals, FHA provided home care services including senior care and pediatric nursing; physical, occupational and speech therapy.  FHA offices deliver quality home care and treat each patient with genuine, compassion, kindness and respect.  FHA provided health care professionals at all skill levels, including registered nurses, therapists, LPN's and certified home health aides. FHA derived its revenue from multiple payer sources.  These included Medicare, Medicaid, Insurance, Medicaid LTW, and Private Payers.  The healthcare team was utilized across all payer sources, including staffing services.  Our customer base came from referrals from hospitals, rehab facilities, nursing homes, assisted living facilities and previous patients.

Staffing

FHA offices provide nurses, nurse aides and management services to hospitals, prisons, schools, corporations and other health care facilities.  FHA success is based on our ability to recruit the best health care professionals and the responsiveness of our local managers to fill the needs of our clients in a timely manner.   Additionally, we work with our clients should they decide they would like to hire our service professional on a full time basis.  Another key to our success is the personal relationship that our management and sales team build with each of our existing and new clients.  As noted previously, in order to reduce turnover of our service team by providing as many hours as possible, similar to the hours of a full-time employee, we utilize the same service team members across all payer sources.

We completed the spin-off of FHA to our stockholders on October 1, 2012.  In connection with the spin-off, each of our stockholders received one share of FHA common stock for each Company share held as of the spin-off record, date, September 5, 2012.

Critical Accounting Policies and Estimates

Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, 985 Software — Revenue Recognition and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104.

Product revenue is recognized when title to the product has transferred to customers in accordance with the terms of the sale; the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenues are recorded net of applicable sales taxes.

The Company derives revenue from retail sales, sales to retailers, and FAB kiosk sales.  Revenue from FAB kiosk sales includes download service revenue, membership card revenue, advertisement revenue and licensing revenue.

Revenue from retail sales and sales to retailers is recognized at the point-of-sale. Download service revenue is recognized when substantially all material services or conditions relating the sales have been performed or satisfied, and the Company has no obligation to refund any payment (cash or otherwise) received. Membership card revenue is amortized over the life of the membership period, membership cards with par value of RMB 100 have an expiration period of three months, and par value of RMB 200, 300, 400 and 500 have an expiration period of twelve months.  Advertisement revenue is recognized over the contract period which usually expires within four months. Licensing revenue is amortized ratably over the term of the agreement which is generally five years long. Deferred revenue represents primarily unearned licensing revenues related to FAB kiosk sales.

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

Accounts Receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, as well as information obtained from suppliers and past experiences with customers.  In some instances, we require new customers to make prepayments.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. We established an allowance for doubtful accounts of $14,000 at December 31, 2012 and 2011, respectively.

Goodwill and Other Intangible Assets - The Company accounts for Goodwill and finite-life intangible assets in accordance with provisions of FASB -ASC Topic 350, Intangibles--Goodwill and Other.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350.  Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment.  Topic 350 requires that intangible assets with finite lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with Topic 360, criteria for recognition of an impairment of Long-Lived Assets.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable approximates their recorded values due to their short-term maturities.  Long-term deposits from customers represent cash and, as such, their carrying values approximates’ fair value.

Stock-based Compensation - The Company accounts for options in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 718, Compensation – Stock Compensation.  For the years ended December 31, 2012 and 2011, the Company recorded stock-based employee compensation expense of  $5,086 and $92,888 for vesting of stock options, respectively, and stock–based compensation expense to employees and consultants of $4,159,800 and $61,869, respectively, for options that were issued and immediately exercised. The plans are more fully described in Note 13 of our consolidated financial statements.

Estimating the fair value of options granted requires us to utilize valuation models and to establish several underlying assumptions. The fair value of option grants was estimated using the Black-Scholes option valuation model based on the following weighted average assumptions:

	2012	2011
Dividend yield	0%	0%
Expected life	0 yrs	3 yrs
Expected volatility	0.00%	100.7%
Risk-free interest rate	0.00%	1.09%

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. (See note 12 – Capital Stock and note 15- Contingencies).

Variable Interest Entity (“VIE”)

FAB, through its wholly owned subsidiary and its VIE, is engaged in marketing and distributing various officially licensed digital entertainment products under the “FAB” brand throughout the PRC, including but not limited to audiovisual products such as Compact Discs, Video Compact Discs and Digital Video Disks as well as books, magazines, mobile phone accessories and cameras. The Company’s products and services are primarily distributed through its flagship stores, licenses, proprietary “FAB” kiosks and online virtual stores. FAB kiosks, located in high-traffic areas of office buildings, shopping malls, retails stores and airports, are self-service terminals that provide a range of entertainment and business applications.

FAB’s organizational structure consists of Digital Entertainment International Limited (“DEI”), which is FAB’s wholly-owned subsidiary; DEI’s wholly owned subsidiary, Beijing Dingtai Guanqun Culture Co., Ltd. (“DGC”), and Beijing FAB Culture Media Co., Ltd. (“FAB Media”) which is a variable interest entity (“VIE”) of DGC and its wholly owned subsidiary, Beijing FAB Digital Entertainment Products Co., Ltd. (“FAB Digital”).

In March 2012, a series of contractual arrangements were entered into between DGC, FAB Media and the individual shareholders of FAB Media. Such arrangements include an Exclusive Service Agreement; an Equity Pledge Agreement; a Call Option Agreement; and a Shareholders’ Voting Right Proxy Agreement.

Pursuant to these agreements, DGC has the exclusive right to provide to FAB Media consulting services related to its business operation and management.  The terms of these agreements are summarized below:

Exclusive Service Agreement

Under the exclusive service agreements among DGC, a Wholly Foreign-Owned Enterprise (“WFOE”), FAB Media, as well as the respective registered shareholders of FAB Media, the registered shareholders of FAB Media have agreed:

•

to irrevocably entrust the right of management and operation of FAB Media and the responsibilities and authorities of their shareholders and board of directors to the WFOE in accordance with the terms and conditions of the Exclusive Service Agreement.

•

the WFOE, as the entrusted manager, shall provide full management to FAB Media’s operations.

•

 the WFOE  possesses its exclusive rights in nominate and approve the directors, chairman, general managers, financial controllers or other senior managers of FAB Media.

•

the WFOE, for its provision of services,  shall be paid a service fee by FAB Media, which equals 100% of the residual return of FAB Media, and which can be waived by the WFOE from time to time in its sole discretion.

Call Option Agreement

DGC entered into call option agreement with FAB Media and its respective registered shareholders, who irrevocably granted to DGC or its designated person exclusive options to purchase, when and to the extent permitted under PRC law, all of the equity interests in FAB Media. The exercise price for the options to purchase all of the equity interests in FAB Media is the minimum amount of consideration permissible under the then applicable PRC law. The agreements have an initial term of ten years and are renewable at DGC's sole discretion. These call option agreements provide, among other things, that without DGC's prior written consent:

•

the registered shareholders of each VIE may not transfer, encumber, grant a security interest in, or otherwise dispose of in any way any equity interests in their VIE;

•

FAB Media may not sell, transfer, mortgage or otherwise dispose of in any way its assets, business or income, nor may it create any security interest therein (other than created in the ordinary course of its business);

•

no shareholders resolution should be passed to increase or reduce the registered capital of each VIE or otherwise alter the capital structure of such VIE;

•

FAB Media may not declare or pay any dividends to its registered shareholders;

•

FAB Media may not merge with any third parties, or purchase or transfer any assets or businesses from or to any third parties;

•

FAB Media may not engage in any transactions that may cause substantially adverse effects on its assets, obligations, operations, share capital and other rights;

•

FAB Media may not incur any indebtedness, except where transactions were entered into in the ordinary course of business;

Equity Pledge Agreement

Under DGC's Equity Pledge Agreement with FAB Media and its respective registered shareholders, the registered shareholders of FAB Media pledged all of their respective equity interests in Beijing FAB Media to DGC to secure the performance of the registered shareholders', FAB Media's obligations under the various VIE agreements, including the Exclusive Service Agreement and other agreements described above.

If FAB Media or any of its respective registered shareholders breaches any of their respective contractual obligations under these agreements, DGC, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests.

The registered shareholders of FAB Media agreed not to transfer, sell, pledge, dispose of or otherwise create any new encumbrance on their respective equity interests in FAB Media, as the case may be, without DGC's prior written consent. Unless terminated at DGC's sole discretion, each Equity Pledge Agreement has a term of ten years and will be automatically renewed upon the expiration of the term.

 Shareholder’s Voting Right Proxy Agreement

Each registered shareholder of FAB Media has executed a power of attorney to appoint DGC to be his or her attorneys, and irrevocably authorize DGC to vote on his or her behalf on all of the matters concerning FAB Media, as the case may be, that may require shareholders' approval.

           The following schematic diagram illustrates the relationships between the various FAB entities:

FAB Universal Corp.

Digital Entertainment International Limited (Hong Kong)

Outside PRC	100%
Inside PRC	100%

Beijing Dingtai Guanqun Culture Co. Ltd (WFOE)

VIE Contract
Beijing FAB Culture Media Co., Ltd (PRC)

Beijing FAB Digital Entertainment Products Co., Ltd (PRC Subsidiary)

FAB Media conducts businesses relating to value-added telecommunications services and distribution of audio-visual products.  The Catalog for the Guidance of Foreign Investment Industries (the “Catalog”) as promulgated and amended from time to time by the Ministry of Commerce and the National Development and Reform Commission, is the principal guide to foreign investors’ investment activities in the PRC. The most updated version of the Catalog became effective in January 2012; both businesses relating to value-added telecommunications services and businesses relating to distribution of audio-visual products fall within the scope of foreign investment restricted industries.  Furthermore, in accordance with the Provisions on Administration of Foreign Invested Telecommunications Enterprises promulgated by the State Council, the foreign equity ownership in a value-added telecommunications services provider must not exceed 50%.  In accordance with the Measures on Administration of Sino-foreign Audio-visual Product Distribution Enterprises, the percentage of foreign equity ownership in such enterprises distributing audio-visual products cannot be higher than 49%. Due to such regulatory restrictions, the FAB parties have to operate their businesses in a VIE structure.

We have obtained an opinion of counsel regarding the enforceability of the VIE Agreements. The form of the legal opinion from FAB counsel includes the following opinions, among others:  (i) each of the VIE Agreements has been duly executed and is legally binding on each of the parties thereto under PRC Laws; (ii) each of the parties to the VIE Agreements has full power, authority and legal capacity to enter into, execute and perform its obligations thereunder; (iii) the execution and delivery by each party of the VIE Agreements does not, and the performance by each party of its obligations thereunder will not, violate or breach any governmental authorization or any PRC Laws or the organizational documents or any other agreement or obligation of such party; and (iv) to the knowledge of opining counsel, there is no issue, fact or circumstance that would lead it to believe that any government agency would revoke the VIE Agreements or any transaction thereunder.

FAB Universal Corp. is the parent company and conducts its business through its wholly owned subsidiary, Beijing Dingtai Guanqun Culture Co., Ltd. (“DGC”), which is a wholly foreign-owned enterprise (“WFOE”) with limited liability incorporated in the PRC in March 2011. DGC has entered into a series of contractual agreements with the owners of FAB Media.

In March 2012, a series of contractual arrangements were entered into among DGC, FAB Media and its individual shareholders. Such arrangements include the above-referenced Exclusive Service Agreement, Share Pledge Agreement, Option Agreement and Voting Right Proxy Agreement.

Pursuant to these agreements, DGC has the exclusive right to provide to FAB Media consulting services related to business operation and management. The key terms of these agreements include:

               •

DGC has the sole discretion to make all operating and business decisions for FAB Media on behalf of the equity owners, including business operations, policies and management, approving all matters requiring shareholder approval;

               •

FAB Media has agreed to pay all of the operating costs incurred by DGC, and intends to transfer 100% of the income earned to DGC; DGC also has the right to determine the amount of the fees it will receive;

               •

During the term of these agreements, DGC will retain the rights to the intellectual properties if they are created by DGC;

               •

FAB Media may not enter into any other agreements with any third party to receive consulting service without the prior consent of DGC;

               •

The equity owners pledge their respective equity interests in the FAB Media as a guarantee for the payment of technical and consulting services fees under the Exclusive Service Agreement;

               •

The shareholders of FAB Media have irrecoverably and unconditionally granted to DGC or its designee an exclusive option to purchase, to the extent permitted by PRC laws, all or any portion of equity interest of the

                 FAB Media.

All these contractual agreements obligate DGC to absorb a majority of the risk of loss from FAB Media’s activities and entitle DGC to receive a majority of its residual returns. In essence, DGC has gained effective control over FAB Media. Based on these contractual arrangements, the Company believes that FAB Media should be considered as variable interest entity (“VIE”) under the FASB Accounting Standards Codification (“ASC”) 810, “Consolidation.”  Accordingly, management believes that the accounts of these two entities should be consolidated with those of DGC, the primary beneficiary.  Each of the VIE agreements is discussed in more detail above.

DEI is effectively controlled by the majority shareholders of FAB Media. DEI has 100% equity interest in DGC. Accordingly, DGC and FAB Media are effectively controlled by the same majority shareholders.  Therefore, DGC and FAB Media are considered to be under common control. The consolidation of DGC and FAB Media has been accounted for at historical cost and prepared on the basis as if the aforementioned exclusive contractual agreements between DGC and FAB Media had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

There are risks involved with the operation of our business in reliance on the VIE agreements, including the risk that the VIE agreements may be determined by PRC regulators or courts to be unenforceable. DEI believes the VIE agreements are binding and enforceable under applicable law.  However, if the VIE agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

•

imposing economic penalties;

•

discontinuing or restricting the operations of the DGC, and/or FAB Media;

•

imposing conditions or requirements in respect of the VIE agreements with which DGC may not be able to comply;

•

requiring the various entities to restructure the relevant ownership structure or operations; and

•

taking other regulatory or enforcement actions that could adversely affect the companies’ businesses.

Moreover, FAB Media could violate the VIE agreements, go bankrupt, suffer from difficulties in its businesses or otherwise become unable to perform its obligations under the VIE agreements.  Due to the above-referenced uncertainties surrounding the treatment of VIE arrangements under PRC law, we may have difficulty enforcing the VIE agreements and, as a result, our operations, reputation, business and stock price could be severely adversely affected.

Reverse Split - On February 22, 2012, the Company effected a 1-for-12 reverse stock split.  All references to stock issuances and per share data have been reflected in the accompanying share data.

Results of Operations.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

FAB Universal derives its revenue from the sale of copyright protected media sold in mainland China as well as from our podcast hosting fees, podcast advertising sales, App sales and subscription sales.

During 2012, FAB recorded revenues of $27.5 million, an increase of $24.4 million, from our revenues of $3.1 million in 2011.  This increase was driven by an increase in revenue from the acquisition of DEI. During the fourth quarter, DEI reported $22.9 million of revenue.  During the fourth quarter, revenue from the wholesale segment of DEI generated $16.4M in revenue with the retail segment providing $2.0M and Kiosks/licensing delivering $4.5M. The Libsyn business saw significant increases in hosting fees, ad revenue and the addition of subscription revenue.  The increase in hosting fees was due to the increase in the number of producers using our services.

During 2012, our cost of revenue was $16.4 million, an increase of $15.2 million over the 2011 figure of $1.2 million.  This increase was driven by the addition of the DEI business and cost of revenue for the sale of copyright protected media. We also saw an increase in our bandwidth cost during 2012 in our Libsyn business, which was driven by the increase in sales of our services during 2012 combined with an increase in bandwidth rates as we gain even better stability and reliability with our service offerings.  FAB generated a gross profit of $11.0 million in 2012, versus a gross profit of $1.9 million in 2011.

In 2012, FAB had operating expenses of $13.8 million, as compared to $11.0 million in 2011.  Our operating expenses consisted of:

Selling expenses increased to $2.2 million in 2012, from $196,404 in the prior year.  The increase was due to the addition of DEI, adding $2.0 million of incremental selling expense.

General and administrative expenses increased to $8.5 million in 2012, from $2.6 million in the prior year.   The increase was driven because of the issuance of stock to employees, officers and directors for the work associated with the acquisition of DEI as well as the addition of DEI.  Consulting fees increased to $2.8 million in 2012 from $892,969, an increase of 215%. This is due to the use of consultants for the work performed for the acquisition of DEI and because of the issuance of stock for consulting services in an effort to preserve cash for the company.  FAB has been able to pay for valuable and sometimes critical services with our common stock.

Research and development costs for 2012 were $269,562 versus $286,410 for 2011.  Also, during the fourth quarter 2011, the Company recorded a $7,785,757 non-cash charge for impairment of goodwill due to a decrease in the estimated fair value of the Company’s reporting units.

Other expense decreased to $79,136 in 2012 from $387,010 in 2011.  This decrease is due to recording $243,876 for the re-pricing of equity instruments and the loss on marketable securities of $150,000 during 2011.

Net loss available to common stockholders decreased 60% to $4.0 million in 2012, as compared to a net loss available to common stockholders of $10.0 million in 2011.  This decrease in net loss available to common stockholders for 2012 was primarily due to the recording of $7.8 million non-cash expense for impairment of goodwill during 2011. In 2012, we incurred $5.5 million of expense for stock issued for expenses. With the acquisition of DEI our net loss was offset by the net income contributed by our subsidiary, DEI, totaling $4.0 million.   Basic and diluted loss per common share was $0.34 in 2012, compared to $1.31 in 2011.

Liquidity and Capital Resources.

2012 compared to 2011

Current assets at December 31, 2012 included $26,598,982 in cash and accounts receivable, an increase of $25,487,117, from our cash and accounts receivable of $1,111,865 at December 31, 2011.  The increase is due cash obtained in the acquisition of DEI, totaling $13,413,658 as well as the increase in cash generated in the fourth quarter of 2012 of $5.5 million.

During fiscal 2012, our operating activities provided cash of $8,763,750, as compared to $2,304,673 in net cash used by operating activities during 2011.

In 2012, depreciation and amortization expense was $1,972,047, which increased from $48,466 in 2011.  This increase was attributed to the amortization of Intangible Assets during the fourth quarter of 2012 associated with the purchase of DEI.

Net cash provided by investing activities was $7,712,687 for 2012 versus cash used of $161,160 in 2011.  The increase was driven by the acquisition of DEI providing $13.4 million in cash with the acquisition off-set by payment of long-term deposits to customers in the fourth quarter of 2012 totaling $4.9 million. Also, in 2012, the company spun-off the Future Healthcare of America subsidiary, including $405,700 of cash.  During 2011, the Company purchase $11,160 of equipment, and the company also invested $150,000 in marketable securities in 2011.

In 2012, net cash provided by financing activities was $1,484,038, versus $2,923,575 in 2012.  During 2012, the warrant holders exercised 341,208 warrants at $3.25 per share for 341,207 shares of the Company’s common stock.  The Company received proceeds of $1,108,923. In 2011, cash of $3,923,575 was provided by the issuance of common stock, less the payment of offer costs of $256,425.  Also during 2011, the Company paid off its $1,000,000 of notes payable.

At December 31, 2012, the Company had working capital of $11.3 million, as compared to working capital of $1.1 million at December 31, 2011.  This increase in working capital is due to cash received with the addition of DEI.

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

Item 8.  Financial Statements and Supplementary Data.

FAB UNIVERSAL CORP AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	42

Consolidated Balance Sheets as of December 31, 2012 and 2011	44

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012 and 2011	45

Statement of Stockholders’ Equity for the years ended December 31, 2012 and 2011	46

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011	47

Notes to Consolidated Financial Statements	49

Friedman LLP [Letterhead]

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

FAB UNIVERSAL CORP AND SUBSIDIARIES

Pittsburgh, Pennsylvania 15213

We have audited the accompanying consolidated balance sheet of FAB Universal Corp and subsidiaries as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The consolidated financial statements referred to above present fairly, in all material respects, the financial position of FAB Universal Corp and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Friedman LLP

March 15, 2013

New York, New York

Gregory & Associates, LLC [Letterhead]

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

FAB Universal Corp. and subsidiaries

Formerly [WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES]

Pittsburgh, Pennsylvania 15213

We have audited the accompanying consolidated balance sheet of FAB Universal Corp. and subsidiaries Formerly (WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES) as of December 31, 2011, and the related consolidated statement of operations, stockholders' equity and cash flow for the year ended December 31, 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting for the year ended December 31, 2011.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting for the year ended December 31, 2011.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of FAB Universal Corp. Formerly (WIZZARD SOFTWARE CORPORATION AND SUBSIDIARIES)  and subsidiaries as of December 31, 2011 and the results of their operation and their cash flow for the year ended December 31, 2011, in conformity with generally accepted accounting principles in the United States of America.

/s/ Gregory & Associates, LLC

March 30, 2012

Salt Lake City, Utah

FAB UNIVERSAL CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2012		December 31, 2011
CURRENT ASSETS:
Cash	$ 19,671,937		$ 907,320
Accounts receivable, net	6,927,045	[1]	204,545	[1]
Advances to suppliers, net	154,770		-
Inventory	5,207,008		-
Deferred tax assets, current	1,771,799		-
Other current assets	979,021		29,754
Assets from discontinued operations	-		927,582
Total current assets	34,711,580		2,069,201

Property, and equipment, net	16,720,637		32,028
Goodwill	60,652,957		11,484,251
Intangible assets, net	27,875,748		-
Deferred tax assets, non-current	3,346,166		-
Long-term deposits	24,488,131		3,582
Long-term assets from discontinued operations	-		1,193,936
Total assets	$ 167,795,219		$ 14,782,998
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank loans	$ 2,072,619		$ -
Accounts payable	6,471,270		608,565
Accrued expenses	3,077,785		250,245
Deferred revenue	8,250,402		15,592
Taxes payable	1,603,821		-
Due to related parties	41,341		-
Other payable	1,910,378		-
Liabilities from discontinued operations	-		132,137
Total current liabilities	23,427,616		1,006,539

Long-term deposits from customers	2,474,604		-
Deferred revenue	7,923,450		-
Long-term payables	39,204		-
Total liabilities	33,864,874		1,006,539
COMMITEMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock	-	[2]	-
Common stock	20,469	[3]	8,126	[4]
Additional paid-in capital	206,786,139		84,024,736
Accumulated other comprehensive income	1,384,365		-
Accumulated deficit	(74,260,628)		(70,256,403)
Total stockholders' equity	133,930,345		13,776,459
Total liabilities and stockholders' equity	$ 167,795,219		$ 14,782,998

[1] net of $14,000 allowance

[2] $.001 par value, 10,000,000 shares authorized, 290 shares issued and outstanding

[3] $.001 par value, 200,000,000 shares authorized, 20,468,860 shares issued and outstanding

[4] $.001 par value, 200,000,000 shares authorized, 8,125,530 shares issued and outstanding

The accompanying notes are an integral part to the consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31, 2012	December 31, 2011

Revenue	$ 27,458,730	$ 3,114,496
Cost of Revenue	16,439,641	1,169,597
Gross Profit	11,019,089	1,944,899

OPERATING EXPENSES
Selling expenses	2,217,635	196,404
General and administrative	8,472,478	2,615,632
Consulting fees	2,812,075	892,969
Research and development	269,562	286,410
Impairment of goodwill	-	7,054,932
Total Expenses	13,771,750	11,046,347
Loss from continuing operations	(2,752,661)	(9,101,448)

OTHER INCOME (EXPENSE):
Loss on marketable securities	-	(150,000)
Loss on disposal of assets	(32,502)	-
Interest income	284	3,360
Interest expense	(23,304)	(12,257)
Other income (expense)	(23,614)	(228,113)
Total Other Income (Expense)	(79,136)	(387,010)
Loss from continuing operations before income taxes	(2,831,797)	(9,488,458)

Income tax expense	1,350,704	-

Net loss from continuing operations	(4,182,501)	(9,488,458)

Net income (loss) from discontinued operations, net of tax	178,276	(491,425)

Net Loss	(4,004,225)	(9,979,883)

Other comprehensive income
Foreign Currency translation gain	1,384,365	-

COMPREHENSIVE LOSS	$ (2,619,860)	$ (9,979,883)

BASIC AND DILUTED LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$ (0.36)	$ (1.25)
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$ 0.02	$ (0.06)
BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.34)	$ (1.31)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,779,195	7,615,663

The accompanying notes are an integral part to the consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit

Balance at December 31, 2010	4,000	$4	5,822,763	$5,823	$79,478,169	$-	$(60,276,520)

Stock issued for consulting services	-	-	29,167	29	81,470	-	-

Stock issued upon exercise of options for services	-	-	21,810	22	47,847	-	-

Stock issued upon conversion of notes payable and accrued interest	-	-	58,314	58	174,885	-	-

Stock issued upon conversion of Series A Preferred Stock	(4,000)	(4)	625,000	625	(621)	-	-

Stock Issued upon conversion of warrants	-	-	416,671	417	1,099,583	-	-

Issuance of Common Stock for cash	-	-	1,166,672	1,167	2,822,408	-	-

Forfeiture of Stock for Developer Apps	-	-	(15,417)	(15)	15	-	-

Change in FMV of Derivative Liability	-	-	-	-	(15,784)	-	-

Re-pricing of warrants and preferred stock	-	-	-	-	243,876	-	-

Compensation for vested stock options	-	-	-	-	92,888	-	-

Fractional share adjustment with 1 for 12 reverse stock split	-	-	550	-	-	-	-

Net Loss for the year ended December 31, 2011	-	-	-	-	-	-	(9,979,883)

Balance at December 31, 2011	-	$-	8,125,530	$8,126	$84,024,736	$-	$(70,256,403)

Stock issued for consulting services	-	-	479,169	479	953,025	-	-

Stock issued upon exercise of options for services	-	-	1,221,818	1,222	4,158,578	-	-

Stock Issued upon conversion of warrants	-	-	356,992	357	1,108,566	-	-

Acquisition of Digital Entertainment International		-	10,282,611	10,282	118,296,017	-

Fractional share adjustment with the 1 for 12 reverse stock split	-	-	2,740	3	(3)	-	-

Compensation for vested stock options	-	-	-	-	5,086	-

Spin-Off of Future Healthcare of America	-	-	-	-	(1,759,866)	-	-

Foreign currency translation gain	-	-	-	-	-	1,384,365	-

Comprehensive Loss for the year ended December 31, 2012	-	-	-	-	-	-	(4,004,225)

Balance at December 31, 2012	-	$-	20,468,860	$20,469	$206,786,139	$1,384,365	$(74,260,628)

The accompanying notes are an integral part to the consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31
	2012	2011
Cash Flows from Operating Activities
Net Loss from continuing operations	$ (4,182,501)	$ (9,488,458)
Net income (loss) from discontinued operations	178,276	(491,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	-	5,329
Loss on disposal of PPE and leasehold improvements	435,183	-
Gain on sale of equipment	(6,000)	-
Stock issued to employees and consultants	5,113,304	61,869
Non-cash compensation - options vested	5,086	92,888
Recovery of doubtful accounts	(1,612)	-
Deferred tax benefit	(609,986)	-
Re-pricing of warrants and preferred stock	-	243,876
Change in value of derivative liability	-	(15,784)
Non-cash interest expense on notes payable	-	9,942
Depreciation and amortization expense	1,972,047	48,466
Impairment of goodwill	-	7,054,932
Loss on marketable securities	-	150,000
Change in assets and liabilities:
Accounts receivable	(64,441)	15,480
Prepaid expenses	117,453	301
Inventory	(1,305,928)	-
Accounts payable	661,935	(52,655)
Accrued expense	528,309	51,652
Taxes payable	(916,504)	-
Deferred revenue	6,839,129	8,914
Net Cash Provided by (Used in) continuing operations	8,763,750	(2,304,673)
Net Cash Provided by discontinued operations	100,071	717,517
Net Cash Provided by (Used in) Operating Activities	8,863,821	(1,587,156)

Cash Flows from Investing Activities:
Purchase of property and equipment	(420,881)	(11,160)
Cash of discontinued operations	129,445	(535,145)
Cash acquired from Acquisition of DEI (FAB)	13,413,658	-
Proceeds from sale of property and equipment	6,000	-
Payment of long-term deposits	(4,880,390)	-
Investment in marketable securities	-	(150,000)
Net Cash Provided by (Used in) Investing Activities	8,247,832	(696,305)

Cash Flows from Financing Activities:
Issuance of common stock	1,108,923	3,923,575
Proceeds from notes payable	593,881	-
Payments of notes payable	(218,766)	(1,000,000)
Net Cash Provided by Financing Activities	1,484,038	2,923,575

Effect of Exchange Rate Change on Cash	168,926	-

Net Increase in Cash	18,764,617	640,114
Cash at Beginning of Year	907,320	267,206
Cash at the end of Year	$ 19,671,937	$ 907,320
Supplemental Disclosures of Cash Flow Information
Interest	$ 38,582	$ 7,549
Income taxes	$ 1,732,050	$ -

The accompanying notes are an integral part to the consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:	For the Years Ended December 31,
	2012	2011
Re-pricing of warrants and preferred stock	-	243,876
Value of stock issued upon exercise of options for services	4,159,800	61,869
Value of stock issued to consultants	953,504	-
Amortization of discount on notes payable	-	5,329
Compensation upon vesting of stock options granted	5,086	92,888
Value of stock issued upon conversion of notes payable and related accrued interest	-	9,942
Change in fair market value of derivative liability	-	(15,784)
Loss realized on marketable securities	-	150,000

The accompanying notes are an integral part to the consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

FAB Universal Corp (“Parent”, “Company”), a Colorado corporation, formerly known as Wizzard Software Corp., was organized on July 1, 1998.  The Company operates in three segments, Software, Healthcare and Media Services.  The Software segment engages primarily in the development, sale, and service of custom and packaged computer software products. The Media Services provides podcast hosting, content management tools and advertising services.  The Healthcare segment operated primarily in the home healthcare and healthcare staffing services in Wyoming and Montana.  (See Note 2) On September 8, 2005, Parent purchased all of the issued and outstanding shares of Interim Healthcare of Wyoming, Inc. (“Interim”), a Wyoming corporation, in a transaction accounted for as a purchase.  On February 27, 2007, Parent organized Wizzard Acquisition Corp., a Pennsylvania corporation, to acquire and dissolve into the operations of Webmayhem, Inc. (“Libsyn”), a Pennsylvania corporation, in a transaction accounted for as a purchase.  On April 3, 2007, Interim purchased the operations of Professional Personnel, Inc., d.b.a., Professional Nursing Personnel Pool (“PNPP”).  On June 22, 2012, Parent organized Future Healthcare of America (“FHA”) and transferred all the shares of Interim to FHA.  On October 1, 2012, FAB Universal Corp affected the spin-off of FHA, a wholly owned subsidiary of FAB Universal, and its subsidiary, Interim Healthcare of Wyoming, Inc.  Each shareholder of FAB Universal received one share of common stock of FHA for each share of FU held as of the record date of September 5, 2012.  FHA is traded on the OTCBB under the ticker symbol “FUTU”.

On September 26, 2012, Parent purchased all of the issued and outstanding shares of Digital Entertainment International Ltd. (“DEI”), a company incorporated under the law of the Hong Kong Special Administrative Region, in a transaction accounted for as a purchase.  The accompanying consolidated financial statements include the financial statements of Digital Entertainment International Limited (“DEI”, “FAB”); its wholly owned subsidiary, Beijing Dingtai Guanqun Culture Co., Ltd. (“DGC”); Beijing FAB Culture Media Co., Ltd. (“FAB Media”), which is a variable interest entity (“VIE”), and Beijing FAB Digital Entertainment Products Co., Ltd. (“FAB Digital”), a wholly owned subsidiary of FAB Media from September 27, 2012 to December 31, 2012.

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

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION–(Continued)

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

All these contractual agreements obligate DGC to absorb a majority of the risk of loss from FAB Media’s activities and entitle DGC to receive a majority of its residual returns.  In essence, DGC has gained effective control over FAB Media. Based on these contractual arrangements, the Company believes that FAB Media should be considered a variable interest entity under the Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”. Accordingly, the accounts of this entity are consolidated with those of DGC, the primary beneficiary.

DEI is effectively controlled by the majority shareholders of FAB Media. DEI has 100% equity interest in DGC. Accordingly, DGC, and FAB Media are effectively controlled by the same majority shareholders.

Therefore, DGC and FAB Media are considered under common control. The consolidation of DGC and FAB Media into DEI has been accounted for at historical cost and prepared on the basis as if the aforementioned exclusive contractual agreements between DGC and FAB Media had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements presented reflect the accounts of Parent, Libsyn, Interim, DEI and FHA through September 30, 2012.  All significant inter-company transactions have been eliminated in consolidation.  The operations’ of FHA, which includes the Interim subsidiary, was spun-off into its own company effective October 1, 2012.   September 5, 2012 was the record date for the spin-off of our Home Healthcare subsidiary into a separate entity, and the stock began trading on the OTC BB effective October 1, 2012.  The transaction was treated as a special dividend for the shareholders of record as of September 5, 2012.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassification – The financial statements for the period ended December 31, 2011 have been reclassified to conform to the headings and classifications used in the December 31, 2012 financial statements.

Stock Split - On February 23, 2012, the Company affected a 1 for 12 reverse stock-split.  All references to stock issuances and per share data have been retroactively adjusted to reflect this stock-split.

Inventory - Inventory includes books and video products and is recorded at the lower of cost or market, using the first-in, first-out (“FIFO”) method. The Company estimates net realizable value based on current market value and inventory aging analyses. As of December 31, 2012 no reserve for slow-moving or obsolete inventory is considered necessary.

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

In the PRC, Value Added Tax (“VAT”) of 17% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Functional Currency / Foreign Currency Translation – The functional currency of FAB Universal Corp is the United States Dollar (USD).  The functional currency of DEI is the Renminbi (“RMB”) and its reporting currency is U.S. dollars for the purpose of these financial statements. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rates (6.2313 RMB to $1 at December 31, 2012) and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during 2012 (6.2495 RMB to $1) in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable approximates their recorded values due to their short-term maturities.  Long-term deposits from customers represent cash and, as such, their carrying values approximates’ fair value.

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

Office furniture and equipment                                                                                        2-10 years

Vehicles                                                                                                                              5 years

Building                                                                                                                             48.5 years

Leasehold improvements                                                                     Shorter of lease terms or estimated useful life

Goodwill and other Intangible Assets - The Company accounts for Goodwill and other intangible assets in accordance with provisions of FASB -ASC Topic 350, Intangibles--Goodwill and Other.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350.  Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment.  Topic 350 requires that intangible assets with finite lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with Topic 360, criteria for recognition of an impairment of Long-Lived Assets.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There is no material uncertain tax positions as of December 31, 2012 and 2011, respectively (See note 12 – Capital Stock and note 15- Contingencies).

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION AND DISCONTINUED OPERATION

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

The transaction was accounted for in accordance with the provisions of ASC 805-10, Business Combinations. The Company retained independent appraisers to advise management in the preliminary determination of the fair value of the various assets acquired and liabilities assumed. The values assigned in these financial statements are preliminary and represent management’s best estimate of fair values as of the Closing Date. The Company has recorded estimated amounts of the fair market value of the assets acquired.  The determination of the DEI purchase price and allocation of the purchase price to the underlying tangible and intangible assets in the financial statements are subject to change as additional information becomes available.  As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Non-controlling Interest, management conducted a review to reassess whether they identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for Closing Date recognition of the fair value of net assets acquired.

The following are the fair value of assets acquired and liabilities assumed as of the Closing Date of September 26, 2012 (in thousands):

Cash and cash equivalents	$13,414
Accounts receivable, net	6,586
Advances to suppliers, net	1,823
Inventories, net	3,855
Deferred tax asset, current	1,524
Other current assets	16
Property and equipment	16,430
Deferred tax assets, non-current	2,930
Long-term deposits	19,365
Short-term bank loans	(1,586)
Accounts payable	(5,146)
Accrued expenses	(2,378)
Deferred revenue, current	(3,885)
Other payable	(1,812)
Taxes payable	(2,492)
Long-term deposits from customers	(2,446)
Long-term payable	(143)
Deferred revenue , non-current	(5,315)
Net tangible assets acquired	40,740
Goodwill	48,605
Other intangible assets	28,961
Total Consideration	$118,306

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION AND DISCONTINUED OPERATION (Continued)

The fair value of the major components of the other intangible assets acquired and their estimated useful lives are as follows (dollars in thousands):

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Customer relationships	$8,900	3
Intellectual Property	4,300	3
Trade name	13,876	(a)
Non-compete	1,885	2
Total	$28,961

 (a)  The FAB trade name has been determined to have an indefinite life.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs were $405,056 during 2012.

The following unaudited pro forma condensed financial information presents the combined results of operations of FAB Universal and DEI as if the acquisition had occurred as of the beginning of each period presented. The pro forma statement of operations assumes the spin-off of the Home Healthcare subsidiary occurred on January 1, 2011.  (in thousands except per share amounts):

	Historical
	FAB Universal	DEI	FHA
	For the Year Ended December, 31			Pro forma
	2012	2012	2012	Adjustments	Combined
Net sales	$ 6,981	$ 87,855	$ (3,231)	-	$ 91,605
Net income (loss)	(7,102)	22,660	(178)	(5,343)	10,037
Net income per common share, basic and diluted					$ 0.21
Shares outstanding, basic and diluted					47,027
	For the Year Ended December, 31			Pro forma
	2011	2011	2011	Adjustments	Combined
Net sales	$ 6,540	$ 76,562	$ (3,426)	-	$ 79,676
Net income (loss)	(9,980)	17,613	491	(5,343)	2,781
Net income per common share, basic and diluted					$ 0.06
Shares outstanding, basic and diluted					45,560

Pro forma adjustments represent the full year amortization of intangible assets acquired in the acquisition of DEI.  These assets were amortized on a straight line basis over their estimated useful lives.

The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as being representative of the future consolidated results of operations of the Company.

Effective October 1, 2012, FAB Universal Corp affected the spin-off of FHA, a wholly owned subsidiary of FAB Universal, and its subsidiary, Interim Healthcare of Wyoming, Inc.  Each shareholder of FAB Universal received one share of common stock of FHA for each share of FU held as of the record date of September 5, 2012.  FHA is traded on the OTCBB under the ticker symbol “FUTU” The major classes of assets at October 1, 2012 were accounts receivables, net ($502k), cash ($406k), and goodwill ($1,190k). The major classes of liabilities at October 1, 2012 were accounts payable ($38k), and other current liabilities ($324k).

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed an analysis of the fair value of the business as it relates to the goodwill associated with Libsyn.  The analysis of the business enterprises’ fair value was performed as of December 31, 2012.  Based on the results of the application of the Fair Value, no impairment of goodwill was recorded in connection with Libsyn. When making these estimates, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from those estimated.

Goodwill consists of:

	December31,	December 31,
	2012	2011
Digital Entertainment International - DEI	$49,168,706	$-
Webmayhem Inc.(Libsyn)	11,484,251	11,484,251
Total Goodwill	$60,652,957	$11,484,251

During 2011, the Company recorded an impairment charge of $7,054,932 relating to Libsyn.

The following is a summary of goodwill:

	For the Year Ended December 31,	For the Year Ended December 31,
	2012	2011

Goodwill at beginning of period	$12,673,912	$12,673,912
Acquisition of DEI	49,168,706	-
Goodwill discontinued operations	(1,189,661)	(1,189,661)
Goodwill at end of period	$60,652,957	$11,484,251

Other intangible assets - Other intangible assets consist of customer relationships, intellectual property, trade name and non-compete, which were generated through the acquisition of DEI. Management considers these intangible assets to have finite-lives except trade name. These assets are being amortized on a straight-line basis over their estimated useful lives.

As of December 31, 2012, identifiable intangible assets consist of following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Customer Relationships	$8,900,000	3	$ 787,029	$ 100,965	$ 8,213,936
Intellectual Property	4,300,000	3	380,250	48,782	3,968,532
Trade name	13,876,000	(a)	(a)	161,000	14,037,000
Non-compete	1,885,200	2	250,063	21,143	1,656,280
Total	$28,961,200		$ 1,417,342	$ 331,890	$ 27,875,748

(a)  The FAB trade name has been determined to have an indefinite life.

The estimated future amortization expenses related to other intangible assets as of December 31, 2012 are as follows:

For twelve months ending December 31,
2013	$ 5,342,600
2014	5,113,680
2015	3,382,468
Total	$ 13,838,748

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2012 and 2011 consist of the following:

	December 31,
	2012	2011
Accounts receivable	$ 6,941,045	$ 218,545
Allowance for doubtful accounts	(14,000)	(14,000)
Accounts receivable, net	$ 6,927,045	$ 204,545

Currently, the Company grants credit to customers with well-established credit history with terms from net 30 days to twelve months while the Company generally requests other customers to pay either in advance or upon delivery. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are as follows:

	December 31	December 31
	2012	2011
Electronic equipment	$ 1,436,466	$ 321,633
Office furniture and equipment	54,077	3,383
Vehicles	57,471	-
Building	14,366,218	-
Leasehold improvements	3,607,563	-
	19,521,795	325,016
Less: Accumulated depreciation	(2,801,158)	(292,988)
Total property and equipment, net	$ 16,720,637	$ 32,028

Depreciation expense for the years ended December 31, 2012 and 2011 was $554,707 and $48,466, respectively.

NOTE 7 – LONG-TERM DEPOSITS

Long term deposits consist of following:

	December 31,	December 31,
	2012	2011
Prepayments for setting up flagship stores	$20,862,420	$-
Anti-piracy sales guarantee deposits	3,370,083	-
Rent deposits	255,628	3,582
Total Long-Term Deposits	$24,488,131	$3,582

Long term deposits include anti-piracy sales guarantee deposits made to product licensors by FAB Media, rent deposits made to landlords, and prepaid payment which are made to commission agents. The deposits for anti-piracy sales guaranties are fully refundable when FAB Media decides to terminate the license agreements with the licensors to sell their products. The rent deposits are also fully refundable at the end of the lease term. The prepaid payments are used for new FAB flagship stores opening.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SHORT-TERM LOANS

Short-term bank loans consist of a $1,604,802 loan from China Merchants Bank and $8,024 loan from Bank of Communications as of December 31, 2012.

Short-term bank loans are primarily used for working capital needs. On April 25, 2012, FAB Digital entered into a loan agreement with China Merchants Bank (“CMB”) for a short term loan due April 25, 2013 in the amount of RMB 10,000,000 (Approximately $1.5 million). The interest rate of the loan is around 8.52%, which is a variable interest rate based on the one year benchmark rates of similar loans published by the People’s Bank of China plus 35 basis points, adjustable on a monthly basis. In connection with the loan agreement, the Company’s Chairman, and major shareholder, entered into a pledge agreement with Beijing Lianhekaiyuan Investment and Guarantee Co. LTD (“LIGC”), the loan was guaranteed and collateralized by the software copyrights owned the chairman and major shareholder.

On September 23, 2012, FAB Digital entered into a new loan agreement with Bank of Communications (“CM”) for a one-year term loan due October 10, 2013 in the amount of RMB 50,000 (approximately $0.008 million). The interest rate of the loan is around 6.00%, which is a variable interest rate based on the one year benchmark rates of similar loans published by the People’s Bank of China.

On October 1, 2012, FAB Universal entered into a financing agreement with Prime Rate Premium Finance Corp for an 18 month loan due January 1, 2014 in the amount of $573,750.  The loan has a 4.25% interest rate and the loan will be repaid over 15 equal installments of $39,343.

NOTE 9 – STATUTORY RESERVE

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net income. Such appropriation may cease if the balance of the fund is equal to 50% of the entities’ registered capital or shareholders’ equity. The Company has reserved $131,825 at both December 31, 2012 and 2011 since the amount has reached the statutory limit of 50% of the registered capital.

NOTE 10 – RELATED PARTIES

The table below sets forth the related parties and their affiliation with the Company:

Related Parties	Affiliation with the Company

Guangdong Endless Culture Co., Ltd.(GEC)	Affiliated Company controlled by the chairman and major shareholder
Zhang Hongcheng	Chairman and major stockholder

Amounts due to related parties are as follows:

	December 31	December 31
	2012	2011
Guangdong Endless Culture co., Ltd	$4,814	$-
Zhang Hongcheng	36,527	-
Total due to related parties	$41,341	$-

Mr. Zhang Hongcheng paid certain professional fees on behalf of FAB Media for the quarter ended September 30, 2012.

FAB Media has four business locations, two of which are subleased from GEC. In addition, GEC entered into a lease agreement with Xidan Joy City on behalf of FAB Media for a term of eight-years from April 2008 to March 2016. Subsequently, FAB Media entered into a sublease agreement with GEC. The average monthly rent expense is $49,604. FAB Media paid the rental and promotion expense to Xidan Joy City directly.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTIES (Continued)

Future minimum annual rental payments due are as follows:

Rental
Twelve months ending December 31,	Commitments
2013	$ 1,197,089
2014	1,180,399
2015	1,180,399
2016	732,660
2017	243,089
Thereafter	-
Total	$ 4,533,636

NOTE 11 – INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from U.S. as well as the People’s Republic of China (“PRC”) in which each entity is domiciled.

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

DEI recognized deferred tax assets in the amount of $5,117,965 as of December 31, 2012. Deferred tax assets represent temporary differences arising primarily from deferred revenue and the allowance for doubtful accounts. The components of deferred tax assets are as follows:

	December 31	December 31
	2012	2011
Deferred tax asset
Allowance for doubtful accounts	$-	$-
Deferred revenue	5,117,965	-
Total deferred tax assets	5,117,965	-
Current portion	(1,771,799)	-
Deferred tax assets, non-current	$3,346,166	$-

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES (Continued)

Income tax expense (benefit) consists of:

	December 31	December 31
	2012	2011
Current income tax expense	$1,908,689	$-
Deferred income tax benefit	(609,985)	-
Total net taxes expense	$1,350,704	$-

Taxes payable consist of the following:

	December 31	December 31
	2012	2011
Value added tax payable	$(411,352)	$-
Income tax payable	1,885,489	-
Business tax payable	(6,404)	-
Other	136,088	-
Total taxes payable	$1,603,821	$-

The Company accounts for U.S. income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2012 and 2011, the total of all deferred tax assets was $21,381,056 and $18,481,957, respectively, and the total of the deferred tax assets related to good will was $275,687 and $841,717, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $21,386,739 and $18,481,957 for the years ended December 31, 2012 and 2011.  The change in the valuation allowance for the years ended December 31, 2012 and 2011 was $3,022,397 and $3,657,122, respectively.

The components of U.S. income tax expense (benefit) from continuing operations for the years ended December 31, 2012 and 2011 consist of the following:

	For the years ended December 31
	2012	2011
Current tax expense:
Federal	$-	$-
State	-	-
Current tax expense	-	-

Deferred tax expense (benefit):
Allowance for doubtful accounts	414	-
Bonus accrual	12,874	5,633
Vacation accrual	340	(371)
Goodwill – impaired	-	(2,947,020)
Goodwill – tax amortization	555,476	596,091
Net operating loss carryforward	(3,519,099)	(1,311,455)
Change in effective rate	(72,401)	-
Valuation allowance	3,022,396	3,657,122
	-	-
Income tax expense	$-	$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES (Continued)

A reconciliation of income tax expense at the U.S. federal statutory rate to income tax expense at the company’s effective rate is as follows:

	December 31,
	2012	2011
Current deferred tax assets:
Computed tax at the expected statutory rate	$(2,475,330)	$(3,393,160)
State and local income taxes, net of federal	(479,154)	(403,297)
Amortization of discount on convertible notes payable for the beneficial conversion feature, and warrants	-	2,123
Other non-deductible expenses	2,760	116,433
Non-cash compensation – options	1,729	20,779
Change in valuation allowance	3,022,396	3,657,122
Change in effective rate	(72,401)	-
Income tax expense	$-	$-

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at December 31, 2012 and 2011:

	December 31,
	2012	2011
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$5,683	$13,830
Bonus accrual	-	18,485
Vacation accrual	-	9,665
Valuation allowance	(5,683)	(41,980)
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):
Excess of goodwill/intangible assets amortization for tax over book	275,687	841,717
Net operating loss carryforward	21,105,369	17,598,260
Valuation allowance	(21,381,056)	(18,439,977)
Total long-term deferred tax assets (liabilities)	-	-
	$-	$-

The Company has available at December 31, 2012 operating loss carryforwards of approximately $52,000,000 in the U.S. which may be applied against future taxable income and which expires in various years through 2032.  Various provisions of the Internal Revenue Code limit the amount of net operating loss or other tax attributes that can be used prospectively following a business combination or merger.   The Company has determined that it is not subject to these limitations for the 2012 tax year.  The Company will evaluate the applicability of the tax attribute-limiting provisions prospectively.

We file U.S. federal, and multiple U.S. state returns, and we are generally no longer subject to tax examinations for years prior to 2008 for U.S. federal and U.S. states tax returns.

NOTE 12 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of December 31, 2012, the Company had 290 Series B Preferred shares issued and outstanding.

On September 26, 2012, at the Closing of the DEI acquisition, the Company issued, as additional consideration 290 “unregistered” and “restricted” shares of its Series B Convertible Preferred Stock.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CAPITAL STOCK (Continued)

The Preferred Stock has no dividend rights or voting rights or the right to receive any assets of the Company upon liquidation, dissolution or winding up.  The Preferred Stock will be convertible into shares of the Company’s common stock in three tranches upon the occurrence of certain conversion events (see note 15 – Contingencies).

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

1 for 12 Reverse Stock Split – On February 8, 2012, the Company shareholders approved a 1 for 12 reverse stock-split for shareholders of record on February 23, 2012. All share and per share amounts in the accompanying consolidated financial statements as of December 31, 2011have been restated to reflect the split.  The company issued 2,739 common shares for the fractional shares resulting from the split.

Common Stock - The Company has authorized 200,000,000 shares of common stock, $.001 par value.  As of December 31, 2012, the Company had 20,468,860 common shares issued and outstanding.

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

On August 27, 2012, the Company issued 925,177 common shares upon the exercise of options valued at $3,222,079 to consultants, employees, management and board members.

On August 29, 2012, the Company issued 50,000 common shares valued at $232,500 to consultant for services rendered.

On September 26, 2012, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of DEI, a company incorporated under the law of the Hong Kong Special Administrative Region in exchange for the issuance of a total of 10,282,611 “unregistered” and “restricted” shares of the Company’s common stock, representing 49% of the Company’s issued and outstanding common shares, on a fully-diluted basis, immediately after the closing. (see note 15 – Contingencies)

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CAPITAL STOCK (Continued)

On September 28, 2012, the Company issued 123,000 common shares upon the exercise of options valued at $632,220 to consultants for services.

During the 2012, the company recorded $5,086 of non-cash compensation expense related to the vesting of certain stock options issued.

Effective October 1, 2012, FAB Universal Corp spun-off FHA, a wholly owned.  Each shareholder of FAB Universal received one share of common stock of FHA for each share of FU held as of the record date of September 5, 2012.  FHA is traded on the OTCBB under the ticker symbol “FUTU”.

On January 7, 2011, the Company issued 33,333 common shares in payment of a $100,000 note.

On January 11, 2011, the Company issued 24,981 common shares in payment of a $65,000 note payable and $9,942 of accrued interest.

On January 19, 2011, the Company issued 20,833 unregistered and restricted shares of common stock as part of the settlement with GHS Entertainment.

On January 20, 2011, the Company issued 416,667 shares upon notice of exercise of warrants by five institutional investors and the company received $1.1 million in cash.

On January 21, 2011, the Company closed a Subscription Agreement by which six institutional investors purchased 1,166,672 shares of Common Stock, par value $.001, and 440,268 warrants to purchase common stock at $5.16 per share, for a total amount of $2,823,600, net of fees of $256,400. As a condition to the Subscription agreement, all of the holders of the Company’s Series A 7% Convertible Preferred Stock will convert all of their Preferred Stock into shares of Common Stock at a conversion ratio of $6.40 and agree to a 6 month lock-up on such conversion shares.  On January 18, 2011, all of the holders of the Preferred Stock executed Waiver Agreements and Lock-Up Agreements incorporating these terms.

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

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CAPITAL STOCK (Continued)

On December 14, 2011, the Company issued 16,111 common shares upon the exercise of options valued at $27,067 to consultants and employees for services rendered.

During 2011, the company recorded $92,888 of non-cash compensation expense related to the vesting of certain stock options issued.

NOTE 13 – STOCK OPTIONS AND WARRANTS

At December 31, 2012, the Company had 99,060 warrants outstanding to purchase common stock of the Company at $5.16 per share held by Iroquois Master Fund Ltd.

Under the terms of the warrant held by Iroquois Master Fund Ltd., if it is deemed that another person acquires more than 50% of the outstanding shares of Common Stock of the Company, a Fundamental Transaction, the holder of the warrant is entitle to receive the shares of stock originally represented by the warrant upon subsequent exercise of the warrant and any additional consideration, the “Alternate Consideration”.

Alternatively, at the Holder’s option, exercisable at any time concurrently with, or within 30 days after, the consummation of the Fundamental Transaction, the Company may purchase this Warrant from the Holder by paying to the Holder an amount of cash equal to the Black Scholes Value of the remaining unexercised portion of this Warrant on the date of the consummation of such Fundamental Transaction.

The Company has multiple Stock Options plans.  Under the plans, the Board is empowered to grant stock options to employees and officers of the Company.  The following table shows the total number of shares of common stock available under each plan, the number of options exercised during 2012 and the options that remain available under each plan.  All shares during 2012 were deemed fully paid and issued as common stock.

Plan	Total	Options Exercised	Remaining
Name	Available	During 2012	Available
2012 Plan	3,000,000	961,333	2,038,667
2010 Plan	166,667	165,555	0
2009 Plan	166,667	61,969	0
2008 Plan	16,667	292	28
2008 Key Employee Plan	33,334	959	260
2007 Plan	16,667	3,584	12
2007 Key Employee Plan	16,667	16,667	0
2006 Key Employee Plan	11,459	11,459	0
Total	3,428,128	1,221,818	2,038,967

The fair value of option grants during 2011 was determined using the Black-Scholes option valuation model.  The options granted during 2012 were immediately vested and exercised. Therefore, their fair value was the same as the market price of the stock issued when exercised.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for 2012 and 2011 were as follows:

	2012	2011
Dividend yield	0%	0%
Expected life	0 yrs	3 yrs
Expected volatility	0.00	100.74
Risk-free interest rate	0.00%	1.09%

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of options granted at December 31, 2012, and changes during the year then ended are as follows:

	For the Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	119,597	$7.72	2.7 years	$-
Granted	1,221,818	0.00	-	-
Exercised	(1,221,818)	0.00	-	-
Forfeited	(119,346)	7.72	-	-
Expired	(251)	6.12	-	-
Outstanding at end of year	0	0.00	0.0 years	-
Vested and expected to vest in the future	0	0.00	0.0 years	-
Exercisable at end of year	0	0.00	0.0 years	-
Weighted average fair value of options granted	0	$0.00	0.0 years	$-

The Company had 10,922 non-vested options at the beginning of the year with a weighted average exercise price of $2.16.  At December 31, 2012 the Company had no options granted that remain unexercised.

During the years ended December 31, 2012 and 2011, the Company recorded $5,086 and $92,888 of non-cash compensation expense related to the vested stock options issued to employees.

For the years December 31, 2012 and 2011, the Company recorded non-cash compensation cost of $4,159,800 and $61,869 for vested and exercised options issued to management, board members, employees and consultants.

NOTE 14 - LOSS PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	2012	2011
Net loss from continuing operations	$(4,182,501)	$(9,488,458)
Net income (loss) from discontinued operations	178,276	(491,425)
Net loss available to common shareholders (numerator)	$(4,004,225)	$(9,979,883)
Weighted average number of common shares outstanding during the period used in basic and diluted loss per share (denominator)	11,779,195	7,615,663

At December 31, 2012, the Company had 99,060 warrants outstanding to purchase common stock of the Company at $5.16 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

At December 31, 2011, the Company had 497,738 warrants outstanding to purchase common stock of the Company at exercise prices ranging from $2.40 to $5.16 per share, and the Company had 119,597 options outstanding to purchase common stock of the Company at exercise prices ranging from $2.16 to $26.40 per share.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - CONTINGENCIES

Contingent Consideration for the Acquisition of DEI As further discussed in Notes 1, 3 and 12, the Initial Company Shares are subject to the terms of the Voting Agreement, which assigns to the Company’s Board of Directors the right to vote all of the Initial Company Shares until the following milestones are achieved for a period of eight (8) consecutive and complete reporting quarters of the Company after the Closing:

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

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – CONTINGENCIES (Continued)

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

NOTE 16 - CONCENTRATIONS

For the years ended December 31, 2012 and 2011, no individual customer accounted for more than 10% of the total revenues, no single customer accounted for more than 10% of total outstanding accounts receivable.

For the year ended December 31, 2012, four vendors provided 16%, 13%, 13% and 10% of the Company’s purchases, respectively, one vendor accounted for 14% of the total outstanding accounts payable.  For the years ended December 31, 2011, no individual suppliers accounted for more than 10% of the Company’s purchases, no single vendor accounted for more than 10% of total outstanding accounts payable.

NOTE 17 - SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is engaged in distribution of digital entertainment products and services. The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has three operating segments as of December 31, 2012 which are wholesale, retail and FAB kiosks/licensing.  The Company has reclassified the segment reporting as of and for the year ended December 31, 2011 to conform with the headings and classification used for 2012.

The following table presents summary information by segment for the years ended December 31, 2012 and 2011, respectively:

	Year Ended December 31, 2012
(in thousands)	Wholesale	Retail	Kiosks/ Podcasting	Total
Revenues	$16,409	$2,000	$9,050	$27,459
Cost of revenues	12,902	1,449	2,089	16,440
Gross Profit	3,507	552	6,960	11,019
Depreciation and amortization	156	305	1,511	1,972
Total assets	37,061	24,719	106,015	167,795

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT REPORTING (Continued)

	Year Ended December 31, 2011
(in thousands)	Wholesale	Retail	Kiosks/ Podcasting	Total
Revenues	$-	$-	$3,114	$3,114
Cost of revenues	-	-	1,169	1,169
Gross Profit	-	-	1,945	1,945
Depreciation and amortization	-	-	48	48
Total assets	-	-	14,783	14,783

NOTE 18 – QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table set forth unaudited financial information on a quarterly basis for each of the last two years:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012
Revenues	$847	$870	$1,745	$23,997	$27,459
Gross profit	548	507	961	9,003	11,019
Operating income (loss) – continuing operations	(1,103)	(517)	(4,784)	3,572	(2,832)
Net income (loss) – continuing operations	(1,103)	(517)	(4,836)	2,274	(4,182)
Net income (loss) available to common stockholders	(997)	(330)	(4,950)	2,273	(4,004)
Basic and diluted income (loss) per share – continuing operations	(0.13)	(0.06)	(0.50)	0.33	(0.36)
Basic and diluted income (loss) per share	(0.12)	(0.04)	(0.51)	0.33	(0.34)

2011
Revenues	$717	$684	$834	$879	$3,114
Gross profit	436	390	528	591	1,945
Operating loss – continuing operations	(627)	(492)	(543)	(7,826)	(9,488)
Net loss – continuing operations	(627)	(492)	(543)	(7,826)	(9,488)
Net loss	(607)	(429)	(473)	(8,471)	(9,980)
Basic and diluted loss per share – continuing operations	(0.09)	(0.07)	(0.07)	(1.03)	(1.25)
Basic and diluted loss per share	(0.09)	(0.06)	(0.06)	(1.11)	(1.31)

NOTE 19 - SUBSEQUENT EVENTS

On January 25, 2013, the Company issued 257,000 common shares valued at $529,080 to consultant for services rendered.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Both the resignation of Gregory & Associates, LLC, as the Company’s independent accountant, and the Company’s engagement of Friedman LLP as its independent accountant on September 27, 2012, were disclosed in the Company’s Current Report on Form 8-K dated September 26, 2012, which was filed with the Securities and Exchange Commission on September 28, 2012.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2012, pursuant to paragraph (b) of Rule 13a-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2012 at the above-described reasonable assurance level.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that exempts from this requirement issuers that are neither accelerated filers nor large accelerated filers.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012, was effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors

FAB UNIVERSAL CORP AND SUBSIDIARIES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2012.

Date:	3/15/13	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/15/13	By:	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Pittsburgh, Pennsylvania

March 15, 2013

Item 9B. Other Information

None; not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

•

the names of our current directors and executive officers,

•

their ages as of May 23, 2013, which is the anticipated record date for our 2013 annual meeting of stockholders; and

•

the capacities in which they currently serve FAB:

Name	Age	Position(s)	Served in Position Since
Zhang Hongcheng	43	Chairman of the Board	2012
Christopher J. Spencer	44	Chief Executive Officer	2001
John Busshaus	50	Chief Financial Officer	2007
Denis Yevstifeyev	31	Director	2007
Douglas Polinsky	53	Director	2007
J. Gregory Smith	43	Director	2007
Gu Jianfen	77	Director	2012

Zhang Hongcheng has served as Chairman of the Board since September 26, 2012. Mr. Zhang has 25 years experience in digital entertainment product publishing and distribution industry in China. He is the Vice President of China Audio & Video Association, Member of Copyright Society of China, Chairman of National Anti-Piracy Alliance; Chairman of the China Digital Education Industry Alliance and Executive Chairman of International Digital Culture Industry Investment Forum. Mr. Zhang holds China -Europe International Business School EMBA degree.

Christopher Spencer has served as our Chief Executive Officer, President and as a director of FAB since February 7, 2001.  Mr. Spencer has been responsible for our overall direction since our inception and has been instrumental in leading us to our current position in the podcasting industry.  From 1994 until 1996, Mr. Spencer founded and worked for ChinaWire, Inc., a high-technology company engaged in financial remittance between international locations and China.  Mr. Spencer worked for Lotto USA, Inc. from 1992-1994, where he was founder and Chief Executive Officer for the Pennsylvania computer networking company.  From 1990 until 1992, Mr. Spencer worked for John Valiant, Inc., and was responsible for business concept development and obtaining financing.

John Busshaus served as our Controller from April 2006, until his election as our Chief Financial Officer on January 29, 2007.  Mr. Busshaus has been responsible for our overall accounting and financial reporting functions since joining the Company in April 2006. From 2004 to 2006, Mr. Busshaus was an independent business consultant.  Mr. Busshaus’ efforts were assisting organizations with the implementation of Sarbanes Oxley, filing of SEC reports, and taking a company through an IPO.  Mr. Busshaus worked for Talanga International from 2001 to 2004, where he was the Chief Financial Officer for the company.  From 1999 to 2000, Mr. Busshaus worked for Mellon Bank as Controller and Vice President, and was responsible for strategic planning and managing the annual and monthly budgeting within Global Security Services.  From 1994 to 1998, Mr. Busshaus worked for PepsiCo as Senior Business Planner, and was responsible for annual and quarterly budgets planning, as well as weekly, monthly and quarterly reporting of results.  As a member of management, Mr. Busshaus' efforts contributed to the revenue growth and market share increases in a market that was categorized as saturated.

Douglas Polinsky has served as a Director of FAB since October 2007.  Mr. Polinsky serves as the President of Great North Capital Corp., a Minnesota-based financial services company he founded in 1995.  Great North advises corporate clients on capital formation and other transaction-related financial matters.  Mr. Polinsky earned a Bachelor of Science degree in Hotel Administration at the University of Nevada at Las Vegas.

Greg Smith has served as a Director of FAB since October 2007.  Mr. Smith is an award-winning producer and entrepreneur with over 10 years of experience in Non-Fiction Television.  In 2000, Mr. Smith established The Solution Film Group, LLC and acts as the Company’s President.  Mr. Smith provides professional production and editorial support for various forms of non-fiction television entertainment, including the direction of media projects from development through production and post-production.  His clients include Discovery Channel, Science Channel, Discovery HD Theater, Animal Planet, The Military Channel, PBS, and Discovery Networks International.  Mr. Smith most recently won an Emmy in 2006 for the Discovery Channel’s animated special Before the Dinosaurs.  His other awards for excellence in production and editing include Emmys for the Discovery Channel’s Walking with Prehistoric Beasts and Allosaurus:  A Walking with Dinosaurs Special.  From 1997 to 2000, Mr. Smith worked for Discovery Communications, Inc. in the capacity of Supervising Producer from January 1998 to November 2000, and Producer/Editor from October 1997 to January 1998. From 1995 to 1996, Mr. Smith worked for Discovery Channel Pictures serving as Assistant Editor from March 1996 to October 1997, and Production Assistant from September 1995 to March 1996. From 1994 to 1995, Mr. Smith worked for Crawford Communications in Atlanta, Georgia as a Manager of Satellite Services for The Learning Channel.

Denis Yevstifeyev has served as a Director of FAB since October 2007.  Mr. Yevstifeyev currently serves as the Director of Financial Planning & Analysis for Education Management Corporation – Online Higher Education.  From 2007

to 2008, Mr. Yevstifeyev served as Sr. Financial Reporting Analyst for American Eagle Outfitters, Inc, in Pittsburgh.  His duties included: preparing and analyzing various internal and external financial reports; researching new accounting pronouncements and evaluating any impact on the financial statements.  He also reviewed accounting workpapers and prepared the company’s SEC filings for forms 8-K, 10-Q and 10-K.  From 2005 to 2007, Mr. Yevstifeyev worked for Schneider Downs, Inc., where he worked on Sarbanes-Oxley compliance engagements. In 2005, Mr. Yevstifeyev graduated with a Bachelor of Science degree in Business from Washington and Jefferson College.  He also graduated with honors from the Moscow Bank College of the Central Bank of Russia in Moscow with a degree in Finance in 2000.  From 2002 to 2003, Mr. Yevstifeyev served as the Settlement Department Manager for SDM BANK in Moscow, where he dealt with domestic and international corresponding banks, among other responsibilities.

Gu Jianfen has served as a Director of FAB since September 2012. Ms. Gu is a musician who has served as a composer at Central Song and Dance Ensemble. She has been a council member for several international organizations, including the China International Cultural Exchange Center, Association for Promoting Peaceful Reunification of China, and Beijing Municipal Association for Friendship with Foreign Countries. Ms. Gu has been recognized by several organizations for her compositions. She won an Excellent Work Award of Asian & Pacific Region, sponsored by UNESCO. She was elected vice-president of the Chinese Musicians Association in 1999. Ms. Gu graduated from the Composition Department of Northeast Music School.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2012 and on representations that no other reports were required, we believe that during the 2012 fiscal year all applicable Section 16(a) filing requirements were met.

CORPORATE GOVERNANCE

Code of Ethics

We uphold a set of basic values to guide our actions and are committed to maintaining the highest standards of business conduct and corporate governance. We have adopted a Code of Business Conduct and Ethics for directors, officers (including our principal executive officer and principal financial officer) and employees, which, in conjunction with our Certificate of Incorporation, Bylaws and Board of Directors committee charters, form the framework for governance of FAB Universal.  The Code of Ethics and Business Conduct, Board of Directors committee charters, Bylaws and Certificate of Incorporation are available at our corporate offices. Stockholders may request free printed copies of these documents from:

FAB Universal Corp.

Attn: Chief Financial Officer

5001 Baum Blvd., Suite 770

Pittsburgh, PA 15213

Board of Directors Independence

The Board of Directors has determined that each of J. Gregory Smith, Denis Yevstifeyev, Gu Jianfen and Douglas Polinsky has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and satisfies the independence requirements required by the NYSE MKT. The non-management independent directors meet in executive session, without management, at least annually. Mr. Polinsky, an independent non-management director, chairs all executive session meetings of directors.

Committees of the Board of Directors

The Board of Directors has adopted written charters for two standing committees: the Nominating Committee and the Audit Committee. The Board has determined that all members of the Nominating and Audit Committees are independent and satisfy the relevant SEC or NYSE MKT independence requirements for members of such committees.

Nominating Committee.    The Nominating Committee currently consists of Mr. Polinsky as chair, Mr. Yevstifeyev, and Mr. Smith. This committee provides assistance to the Board in identifying individuals qualified to become members of the Board of Directors consistent with Board criteria. The committee also oversees the evaluation of the Board of Directors and management.  There have not been any material changes to the procedures by which stockholders recommend nominees to the Board of Directors.

Audit Committee.    The Audit Committee currently consists of Mr. Polinsky as chair, Mr. Yevstifeyev, and Mr. Smith., Mr. Yevstifeyev, the Board of Directors has determined, is an “audit committee financial expert” as defined under SEC rules. This committee oversees the integrity of our financial statements, disclosure controls and procedures, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the qualifications and independence of the independent auditors and the performance of our internal audit function and independent auditors, and the quarterly reviews and annual independent audit of our financial statements. Our independent auditors report directly to the Audit Committee.

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

Item 11.  Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the compensation committee (i) was an officer or employee of the Company or a subsidiary of the Company during 2012, (ii) was formerly an officer of the Company or a subsidiary of the Company, or (iii) had any relationship required to be disclosed pursuant to Item 404 of Regulation S-K.

During fiscal 2012, none of the Company’s executive officers served as (i) a member of a compensation committee of another company, one of whose executive officers served on the Company’s compensation committee; (ii) a director of another company, one of whose executive officers served on the Company’s compensation committee; or (iii) a member of a compensation committee of another company, one of whose executive officers served as one of the Company’s directors.

 COMPENSATION DISCUSSION AND ANALYSIS

Overview and General Philosophy

At FAB, our focus is to create value through advancement and growth of our media distribution business in China. We are also focused on growing our media business through hosting fees and monetization of unique users. Our executive compensation program supports this goal of value creation by:

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

Compensation Administration

General Process.    Executive compensation decisions at FAB are the product of several factors, modified by judgment and discretion as necessary. The predominant factors include:

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

Role of CEO.    Our CEO is responsible for the implementation and administration of our compensation program throughout the organization. The CEO evaluates the performance of executives and, consistent with the objectives of the compensation program, meets with the Compensation Committee to consider and recommend compensation programs, set and evaluate performance milestone, and makes specific recommendations on the form and amount of compensation for named executives.

Compensation Components

Short-Term Compensation.    Consistent with our stated compensation philosophy, our key metric for executive short-term compensation is annual total cash compensation. Discretionary bonuses provide significant upside potential which results in targeted annual total cash compensation.

Our performance for fiscal 2012 was well above targeted levels. Company-wide, total revenue for the year was $27.4 million, driven by the addition of our subsidiary, DEI, adding $23.7 million of revenue.  In August, 2012, the Company was able to have five of the six institutional investors exercise their warrants providing the company with $1.1 million in cash in exchange for 341,207 shares of common stock. This influx of cash allowed the company to complete a major acquisition. On September 26, 2012, the Company acquired DEI in exchange for 49% of the Company’s common stock.

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

In 2012, our named executives’ salaries ranged from $188,760 to $400,000.  In 2011, our named executives’ salaries ranged from $166,375 to $188,760.  Changes in senior executive base pay during fiscal year 2012 included an increase in Mr. Spencer’s annual base pay on October 1, 2012 from $188,760 to $400,000; and an increase in Mr. Busshaus’ annual base pay from $166,375 to $350,000 on October 1, 2012.

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

In fiscal year 2012 and 2011, discretionary bonuses were awarded to the executive officers.

Our Compensation Committee believes that we have executed on our compensation philosophy given the level of Company performance in fiscal 2012.

Long-Term Incentive Compensation.   In 2012 and 2011, we offered a limited group of employees, including all named executives, stock options.

In fiscal 2013, we plan to execute a long-term incentive design that will utilize stock options. For senior management, including named executives, the primary emphasis will be on stock option awards. This results primarily in senior management focus on stock price performance, directly aligning the interests of executives with the interests of stockholders. It also puts a higher percentage of long-term compensation at risk as the design delivers less immediate value to executives.

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

Perquisites.    Eligible employees, including named executives, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care; life, accidental death and dismemberment and disability insurance; and vacation plans. The primary purpose of providing these plans and limited perquisites to senior executives is to attract and retain talented executives to manage the Company. With respect to non-insurance perquisites, we prefer to take a minimalist approach. For fiscal 2012, the Company did not have executive non-insurance perquisites.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Douglas Polinsky, Chairman

J. Gregory Smith

Denis Yevstifeyev

Summary Compensation Table

The following sets forth the compensation of FAB’s Chief Executive Officer during fiscal 2012, and the other persons who served as executive officers during fiscal 2012. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2012.

SUMMARY COMPENSATION TABLE – FISCAL 2012

Name and principal position	Year	Salary(4) ($)	Bonus(1) ($)	Stock(2) awards ($)	Option(3) awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chris Spencer – CEO	2012	241,322	100,000	996,031	0	0	0	0	1,337,353
	2011	175,806	30,000	0	31,163	0	0	0	236,969
	2010	145,200	0	0	0	0	0	0	145,200

John Busshaus – CFO	2012	211,317	100,000	1,079,566	0	0	0	0	1,390,883
	2011	155,705	25,000	0	31,163	0	0	0	211,868
	2010	133,100	0	0	0	0	0	0	133,100

(1)	The bonuses shown in this column represent discretionary awards during the respective year by the compensation committee and board.
(2)	The stock awards in 2012 represent the fair value of stock granted to the officers. The stock was issued as discretionary bonuses for the work done for the acquisition of DEI.
(3)	Stock-based compensation for 2011 represents the amounts recognized for financial reporting purposes for granting of stock options.
(4)

The salaries in 2012 for our executive officers were offered by the board of directors to compensate the officers for the additional work associated with the acquisition of our Chinese subsidiary, DEI.

Restricted Stock Awards

There were no issuances of restricted stock award during fiscal 2012 to any named executive.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
John L. Busshaus	0	0	0	0	0	0	0	0	0
Chris Spencer	0	0	0	0	0	0	0	0	0

Grants of Plan-Based Awards for 2012

There were no plan-based equity awards made to our executive officers during fiscal 2012.

 Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2012 option exercises and restricted stock that vested during fiscal 2012 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2012

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Christopher Spencer	0	0	295,461	996,031
John L. Busshaus	0	0	345,184	1,079,566

Pension Benefits

The Company does not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

The Company does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments

As of December 31, 2012, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2012, we had four stock option plans approved by stockholders.  The shares of common stock have been reserved for ultimate issuance under each plan.   As of December 31, 2012, options for approximately 2,038,967 shares of common stock could be granted under the plans.

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

2007 Stock Option Plan.    A total of 16,667 shares of common stock are reserved for issuance under the 2007 Stock Option Plan. The 2007 Plan has not expired and awards up to 12 can be granted under the 2007 Plan. The 2007 Plan provided for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2008 Stock Option Plan.    A total of 16,667 shares of common stock are reserved for issuance under the 2008 Stock Option Plan. The 2008 Plan has not expired and awards up to 28 can be granted under the 2008 Plan. The 2008 Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2008 Key Employee Stock Option Plan.    A total of 33,334 shares of common stock are reserved for issuance under the 2008 Key Employee Stock Option Plan. The 2008 Key Employee Plan has not expired and awards up to 260 can be granted under the 2008 Key Employee Plan.  The 2008 Key Employee Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2012 Stock Option Plan.    A total of 2,000,000 shares of common stock are reserved for issuance under the 2012 Stock Option Plan. The 2012 Plan has not expired and awards up to 2,038,667 can be granted under the 2012 Plan. The 2012 Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2012, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements. As described above, we have seven stock option plans under which options have been granted.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	0	$0	0
Plans not approved by stockholders	0	0	2,038,967

Total	0	$0	2,038,967

DIRECTOR COMPENSATION

In 2012, we paid our non-employee directors a cash retainer. In 2013, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board. Salaried executives who serve as directors are not paid for their services as directors and accordingly, Christopher Spencer is not included in the director compensation table below.

The following table sets forth the compensation we paid our non-employee directors in 2012. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2012.

DIRECTOR COMPENSATION TABLE – FISCAL 2012

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Doug Polinsky	16,000	367,000	0	0	0	8,000	391,000
J. Gregory Smith	16,000	367,000	0	0	0	8,000	391,000
Denis Yevstifeyev	16,000	367,000	0	0	0	8,000	391,000

All outside directors are entitled to base annual cash compensation of $24,000, which we pay monthly.  Currently, the outside directors also receive options for the purchase of common stock which normally vest at the rate of 24,000 shares each year, through December 31, 2012.  Other compensation represents compensation earned as of December 31, 2012, but not paid.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	0	$0	2,038,967
Equity compensation plans not approved by stockholders	0	0	0

Total	0	$0	2,038,967

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 5, 2013 regarding the beneficial ownership of our common stock, for:

•	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;
•	each director;
•	each named executive; and
•	all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of March 5, 2013 there were 20,725,860 shares of common stock outstanding. As of that date, there were no options to purchase shares of common stock and warrants to purchase 99,060 shares of common stock.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
5% Stockholders:
Christopher Spencer, Chief Executive Officer	430,222	2.1%

Directors:
Douglas Polinsky	112,500	*
J. Gregory Smith	112,500	*
Denis Yevstifeyev	87,665	*
Zhang Hongcheng	2,332,200	11.2%
Executive Officers:
John L. Busshaus, Chief Financial Officer	299,852	1.4%
All directors and executive officers as a group (5 persons)	3,374,669	16.2%

*        Less than 1%

(1)     The address of each director and officer is c/o FAB Universal Corp, 5001 Baum Blvd.  Suite 770, Pittsburgh, Pennsylvania 15213.

(2)     The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 5, 2013, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 5, 2013.

Changes in Control

As partial consideration for the acquisition of DEI, the Company issued 290 share of Series B Convertible Preferred Stock.  The Company further agreed to convert these shares of Preferred Stock into additional shares of common stock upon DEI achieving corporate government requirement and financial results.

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

Upon the occurrence of each conversion event, the three tranches of Preferred Stock will be convertible into a number of shares of common stock that will bring the overall equity position in the Company of the holders of the Initial Company Shares (as defined in the Share Exchange Agreement), the Preferred Stock and the common stock issuable upon conversion of the Preferred Stock, on a fully diluted basis as of the date of Closing, to 70%, 74% and 78%, respectively.

Other than the foregoing, there are no known arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

During the fiscal years ended December 31, 2012 and 2011, there were no transactions, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.  Survival Spanish, an Education podcaster ran advertising campaigns on his shows and sold podcast Apps during 2012.  Survival Spanish is owned by David Spencer.  David Spencer is a sibling of the CEO of the Company.  During 2012, payments were made to Mr. Spencer totaling $1,132.

Parents of the Issuer.

The Company has no parents.

Promoters and certain control persons.

None; not applicable.

Director independence.

The Board of Directors has determined that each of J. Gregory Smith, Denis Yevstifeyev, Gu Jianfen and Douglas Polinsky has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and satisfies the independence requirements required by the NYSE MKT. The non-management independent directors meet in executive session, without management, at least annually. Mr. Polinsky, an independent non-management director, chairs all executive session meetings of directors.

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to FAB by its principal auditors during the calendar years ended December 31, 2012 and 2011:

Fee category	2012	2011
Audit Fees (1)	$317,500	$96,608
Audit – related fees	0	0
Tax fees	0	0
All other fees	0	0
Total fees	$317,500	$96,608

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

Audit-related fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of FAB's financial statements and are not reported under "Audit fees."

Tax fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

The Audit Committee is informed of and approves all services our auditors provide. The Audit Committee pre-approves the annual audit fee, tax services, and non-routine SEC filing reviews, as well as the fees for all large projects that are expected to cost more than $50,000. In addition, it has pre-approved $100,000 for items that relate to routine accounting services related to items such as new, routine SEC filings requiring consents, and routine tax consultations. Upon performance of such services, the Audit Committee is informed of and approves the matters to which such consultations relate. Upon approval by the Audit Committee, the amount is added back to the pre-approved $100,000.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheets of FAB Universal Corp and subsidiaries as of December 31, 2012 and 2011

Consolidated Statements of Operations and Comprehensive Loss of FAB Universal Corp and subsidiaries for the years ended December 31, 2012 and 2011

Consolidated Statements of Stockholders' Equity of FAB Universal Corp and subsidiaries for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows of FAB Universal Corp and subsidiaries for the years ended December 31, 2012 and 2011

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

3.6

Articles of Amendment filed June 15, 2011 (4)

3.7

Articles of Amendment filed February 8, 2012 (5)

3.8

 Articles of Amendment filed September 19, 2012 (6)

3.9

Articles of Amendment filed September 27, 2012 (7)

3.10

Amended and Restated Bylaws(8)

10.1

Subscription Agreement (7)

10.2

Engagement Agreement, as amended (9)

10.2

Form of Securities Purchase Agreement (9)

10.3

Form of Warrant (10)

10.4

Waiver Agreement (10)

10.5

Lock-Up Agreement (10)

10.6

Form of Securities Purchase Agreement (11)

10.7

Form of Warrant (11)

10.8

Securities Purchase Agreement (12)

10. 9

Form of Warrant (12)

10.10

Share Exchange Agreement

Exhibit A – Form of Voting Agreement

Exhibit B – Form of Certificate of Designation of

        Preferred Stock

Exhibit C – Chart of Share Distribution (to be

        furnished prior to Closing)

Exhibit D -  Disclosure Schedules (to be furnished

        within 60 days of execution date of

        Agreement)

Exhibit E – Form of Lock-up Agreement

Exhibit F – Restructuring Plan

Exhibits G-1 and G-2 – Legal Opinions (subject to

       finalization)

Exhibit H – Amended VIE Contracts (subject to

        finalization)

Exhibit I – Labor Contract, Non-compete,

      Confidentiality and Proprietary

      Information Agreements (subject to

      finalization)

Exhibit J – Matters requiring approval of Board of

       Director of the Company

10.11

Warrant Amendment Agreement (13)

10.12

Employment Agreement of Christopher J. Spencer (14)

10.13

Employment Agreement of John Busshaus (14)

10.14

Form of Voting Agreement (14)

10.15

Form of Lock-up Agreement (14)

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

(6)

Incorporated by reference from our Current Report on Form 8-K dated September 19, 2012, filed with the Securities and Exchange Commission on September 19, 2012.

(7)

Incorporated by reference from our Current Report on Form 8-K dated September 26, 2012, filed with the Securities and Exchange Commission on September 28, 2012.

(8)

Incorporated by reference from our Current Report on Form 8-K dated September 5, 2007, filed with the Securities and Exchange Commission on September 10, 2007.

(9)

Incorporated by reference from our Current Report on Form 8-K dated January 18, 2011, filed with the Securities and Exchange Commission on January 20, 2011.

(10)

Incorporated by reference from our Current Report on Form 8-K dated January20, 2011, filed with the Securities and Exchange Commission on January 25, 2011.

(11)

Incorporated by reference from our Current Report on Form 8-K dated March 1, 2011, filed with the Securities and Exchange Commission on March 4, 2011.

(12)

Incorporated by reference from our Current Report on Form 8-K dated August 2, 2011, filed with the Securities and Exchange Commission on August 8, 2011.

(13)

Incorporated by reference from our Current Report on Form 8-K dated August 14, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

(14)

Incorporated by reference from our Current Report on Form 8-K dated September 26, 2012, filed with the Securities and Exchange Commission on September 28, 2012.

(c)  Financial Statement Schedules.

The following documents are filed as part of this Report:

1.

Financial Statements

See Index to Consolidated Financial Statements

2.

Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAB UNIVERSAL CORP.

Date:	3/15/13	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	3/15/13	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/15/13	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	3/15/13	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	3/15/13	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	3/15/13	/s/ Douglas Polinsky
Douglas Polinsky
Director

Date:	3/15/13	/s/ Zhang Hongcheng
Zhang Hongcheng
Director and Chairman of Board

Date:	3/15/13	/s/ Gu Jianfen
Gu Jianfen
Director