Form 10-Q
period 2013-03-31
FAB Universal Corp.
filed 2013-05-14
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [ ]  No [X]

As of May 4, 2013, there were 20,725,860 shares of common stock, par value $0.001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Unaudited Condensed Consolidated Financial Statements of FAB Universal Corp., a Colorado corporation ( the “Company,” “we,” “our,” “us” and words of similar import), required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the Unaudited Condensed Consolidated Financial Statements fairly present the financial condition of the Company.

FAB UNIVERSAL CORP AND SUBSIDIARIES
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss)	4

Unaudited Condensed Consolidated Statements of Cash Flows	5 - 6

Notes to Unaudited Condensed Consolidated Financial Statements	7 - 18

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

FOR THE THREE MONTHS ENDED

ASSETS	March 31, 2013		December 31, 2012
CURRENT ASSETS:
Cash	$ 29,768,023		$ 19,671,937
Accounts receivable, net	8,636,559	[1]	6,927,045	[1]
Advances to suppliers, net	228,618		154,770
Inventory	5,218,933		5,207,008
Deferred tax assets, current	1,968,107		1,771,799
Other current assets	613,634		979,021
Total current assets	46,433,874		34,711,580

Property, and equipment, net	16,468,945		16,720,637
Goodwill	60,840,678		60,652,957
Intangible assets, net	26,644,447		27,875,748
Deferred tax assets, non-current	3,816,588		3,346,166
Long-term deposits	26,200,565		24,488,131
Total assets	$ 180,405,097		$ 167,795,219
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank loans	$ 3,615,798		$ 2,072,619
Accounts payable	7,371,052		6,471,270
Accrued expenses	2,841,940		3,077,785
Deferred revenue	9,192,453		8,250,402
Taxes payable	1,671,155		1,603,821
Due to related parties	41,498		41,341
Other payable	2,065,860		1,910,378
Total current liabilities	26,799,756		23,427,616

Long-term deposits from customers	2,484,052		2,474,604
Deferred revenue	13,167,658		7,923,450
Long-term payables	-		39,204
Total liabilities	42,451,466		33,864,874
COMMITEMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock	-	[2]	-	[2]
Common stock	20,726	[3]	20,469	[4]
Additional paid-in capital	207,314,962		206,786,139
Accumulated other comprehensive income	1,874,574		1,384,365
Accumulated deficit	(71,256,631)		(74,260,628)
Total stockholders' equity	137,953,631		133,930,345
Total liabilities and stockholders' equity	$ 180,405,097		$ 167,795,219

[1] net of $14,000 allowance

[2] $.001 par value, 10,000,000 shares authorized, 290 shares issued and outstanding

[3] $.001 par value, 200,000,000 shares authorized, 20,725,860 shares issued and outstanding

[4] $.001 par value, 200,000,000 shares authorized, 20,468,860 shares issued and outstanding

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Revenue	$ 22,636,393	$ 847,319
Cost of Revenue	14,261,631	298,854
Gross Profit	8,374,762	548,465

OPERATING EXPENSES
Selling expenses	936,321	68,439
General and administrative	2,630,332	760,468
Consulting fees	484,132	755,417
Research and development	67,350	65,882
Total Expenses	4,118,135	1,650,206
Income (loss) from continuing operations	4,256,627	(1,101,741)

OTHER INCOME (EXPENSE):
Interest income	28,559	64
Interest expense	(39,150)	-
Other income (expense)	803	(1,228)
Total Other Income (Expense)	(9,788)	(1,164)
Income (loss) from continuing operations before income taxes	4,246,839	(1,102,905)

Income tax expense	1,242,842	-

Net income (loss) from continuing operations	3,003,997	(1,102,905)

Net income from discontinued operations, net of tax	-	105,675

Net income (loss)	3,003,997	(997,230)

Other comprehensive income
Foreign Currency translation gain	490,209	-

COMPREHENSIVE INCOME (LOSS)	$ 3,494,206	$ (997,230)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$ 0.15	$ (0.13)
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$ 0.00	$ (0.01)
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$ 0.15	$ (0.12)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	20,648,904	8,191,544

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31, 2013	March 31, 2012
Cash Flows from Operating Activities
Net income (loss) from continuing operations	$ 3,003,997	$ (1,102,905)
Net income from discontinued operations	-	105,675
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to employees and consultants	164,800	831,605
Non-cash compensation - options vested	-	2,180
Deferred tax benefit	(645,371)	-
Depreciation and amortization expense	1,648,551	5,889
Change in assets and liabilities:
Accounts receivable	(1,679,720)	(36,411)
Prepaid expenses	379,843	(2,856)
Inventory	7,933	-
Accounts payable	874,846	(24,530)
Accrued expense	181,378	(47,539)
Taxes payable	61,039	-
Deferred revenue	6,122,667	12,259
Net Cash Provided by (Used in) continuing operations	10,119,963	(256,633)
Net Cash Used in discontinued operations	-	(197,356)
Net Cash Provided by (Used in) Operating Activities	10,119,963	(453,989)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(10,483)
Cash of discontinued operations	-	58,543
Payment of long-term deposits	(1,614,403)	-
Net Cash Provided by (Used in) Investing Activities	(1,614,403)	48,060

Cash Flows from Financing Activities:
Proceeds from notes payable	1,606,400	-
Payments of notes payable	(113,111)	-
Net Cash Provided by Financing Activities	1,493,289	-

Effect of Exchange Rate Change on Cash	97,237	-

Net Increase in Cash	10,096,086	(405,929)
Cash at Beginning of Period	19,671,937	907,320
Cash at the end of Period	$ 29,768,023	$ 501,391
Supplemental Disclosures of Cash Flow Information
Interest	$ 39,150	$ -
Income taxes	$ 1,887,366	$ -

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Disclosure of Non- Cash Investing and Financing Activities:	For the Three Months Ended
	March 31, 2013	March 31, 2012

Value of stock issued upon exercise of options for services	-	110,601
Value of stock issued to consultants	164,800	721,004
Compensation upon vesting of stock options granted	-	2,180

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

FAB Universal Corp. (“Parent”, “Company”), a Colorado corporation was organized on July 1, 1998.  The Company operates in three segments, Wholesale, Retail and Digital Media Services.  The Wholesale segment engages primarily in the sale audio- video products as well as books and magazines to retail businesses. The Retail segment conducts its business through our retail stores, selling copyright protected audio and video products, including CDs, VCDs, DVDs, books, magazines and portable electronic devices. The Digital Media Services segment licenses its multi-year programs for our FAB brand and business model.  It also includes the revenue share for advertising on the Kiosks, and includes the services provided by our podcast hosting, content management tools and advertising services.  (See Note 2)

On September 26, 2012, Parent purchased all of the issued and outstanding shares of Digital Entertainment International Ltd. (“DEI”), a company incorporated under the law of the Hong Kong Special Administrative Region, in a transaction accounted for as a purchase.  The accompanying consolidated financial statements include the financial statements of Digital Entertainment International Limited (“DEI”, “FAB”); its wholly owned subsidiary, Beijing Dingtai Guanqun Culture Co., Ltd. (“DGC”); Beijing FAB Culture Media Co., Ltd. (“FAB Media”), which is a variable interest entity (“VIE”), and Beijing FAB Digital Entertainment Products Co., Ltd. (“FAB Digital”), a wholly owned subsidiary of FAB Media.

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

FAB Media was incorporated as a private enterprise in the PRC and is primarily engaged in operating and providing proprietary multimedia kiosks for music downloads, information exchange and advertising.

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

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rules of the Securities and Exchange Commission relating to interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“US GAAP”) for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K filed on March 15, 2013 and DEI’s audited consolidated financial statements included in Form 8-K filed on September 28, 2012.

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

Reclassification – The financial statements for the period ended March 31, 2012 have been reclassified to conform to the headings and classifications used in the March 31, 2013 financial statements.

Stock Split - On February 23, 2012, the Company affected a 1 for 12 reverse stock-split.  All references to stock issuances and per share data have been retroactively adjusted to reflect this stock-split.

Inventory - Inventory includes books and video products and is recorded at the lower of cost or market, using the first-in, first-out (“FIFO”) method. The Company estimates net realizable value based on current market value and inventory aging analyses. As of March 31, 2013 no reserve for slow-moving or obsolete inventory is considered necessary.

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

Functional Currency / Foreign Currency Translation – The functional currency of FAB Universal Corp is the United States Dollar (USD).  The functional currency of DEI is the Renminbi (“RMB”) and its reporting currency is U.S. dollars for the purpose of these financial statements. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rates (6.2076 RMB to $1 at March 31, 2013) and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during 2013 (6.2251 RMB to $1) in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

Office furniture and equipment                                                                                        2-10 years

Vehicles                                                                                                                              5 years

Building                                                                                                                             48.5 years

Leasehold improvements                                                                     Shorter of lease terms or estimated useful life

Goodwill and other Intangible Assets - The Company accounts for Goodwill and other intangible assets in accordance with provisions of FASB -ASC Topic 350, Intangibles--Goodwill and Other.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350.  Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment.  Topic 350 requires that intangible assets with finite lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with Topic 360, criteria for recognition of an impairment of Long-Lived Assets. There was no indication of goodwill or other intangible impairment during the three months ended March 31, 2013.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There is no material uncertain tax position as of March 31, 2013 and 2012, respectively (See note 9 – Capital Stock and note 12- Contingencies).

Concentrations - For the quarter ended March 31, 2013 and 2012, no individual customer accounted for more than 10% of the total revenues.One customer accounted for more than 10% of total outstanding accounts receivable as of March 31, 2013. No single customer accounted for more than 10% of total outstanding accounts receivable as of March 31, 2012.

For the quarter ended March 31, 2013, four vendors provided 17%, 17%, 13% and 12% of the Company’s purchases, respectively, no single vendor accounted for 14% of total outstanding accounts payable. For the quarter ended March 31, 2012, no individual vendor accounted for more than 10% of the Company’s purchases; no single vendor accounted for more than 10% of total outstanding accounts payable.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consists of:

	March 31,	December 31,
	2013	2012
Digital Entertainment International - DEI	$49,356,427	$49,168,706
Webmayhem Inc.(Libsyn)	11,484,251	11,484,251
Total Goodwill	$60,840,678	$60,652,957

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The following is a summary of goodwill:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2013	2012

Goodwill at beginning of period	$60,652,957	$11,484,251
Acquisition of DEI	-	49,168,706
Effect of exchange rate	187,721	-
Goodwill at end of period	$60,840,678	$60,652,957

Other intangible assets - Other intangible assets consist of customer relationships, intellectual property, trade name and non-compete, which were obtained through the acquisition of DEI. Management considers these intangible assets to have finite-lives except trade name. These assets are being amortized on a straight-line basis over their estimated useful lives.

As of March 31, 2013, identifiable intangible assets consist of following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Customer Relationships	$8,900,000	3	$ 1,527,760	$ 130,237	$ 7,502,477
Intellectual Property	4,300,000	3	738,131	62,923	3,624,792
Trade name	13,876,000	(a)	(a)	214591	14,090,591
Non-compete	1,885,200	2	485,416	26,803	1,426,587
Total	$28,961,200		$ 2,751,307	$ 434,554	$ 26,644,447

(a)  The FAB trade name has been determined to have an indefinite life.

The estimated future amortization expenses related to other intangible assets other than trade name as of March 31, 2013 are as follows:

For twelve months ending March 31,
2014	$ 5,342,600
2015	4,883,988
2016	2,327,268
Total	$ 12,553,856

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31,	December 31,
	2013	2012
Accounts receivable	$ 8,650,559	$ 6,941,045
Allowance for doubtful accounts	(14,000)	(14,000)
Accounts receivable, net	$ 8,636,559	$ 6,927,045

Currently, the Company grants credit to customers with well-established credit history with terms from net 30 days to twelve months while the Company generally requests other customers to pay either in advance or upon delivery. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are as follows:

	March 31,	December 31,
	2013	2012
Electronic equipment	$ 1,440,841	$ 1,436,466
Office furniture and equipment	54,270	54,077
Vehicles	57,691	57,471
Building	14,052,466	14,366,218
Leasehold improvements	3,621,336	3,607,563
	19,226,604	19,521,795
Less: Accumulated depreciation	(2,757,659)	(2,801,158)
Total property and equipment, net	$ 16,468,945	$ 16,720,637

Depreciation expense for the three months ended March 31, 2013 and 2012 was $136,712 and $5,889, respectively.

NOTE 6 – LONG-TERM DEPOSITS

Long term deposits consist of following:

	March 31,	December 31,
	2013	2012
Prepayments for setting up flagship stores	$20,942,071	$20,862,420
Anti-piracy sales guarantee deposits	4,993,878	3,370,083
Rent deposits	264,616	255,628
Total Long-Term Deposits	$26,200,565	$24,488,131

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

NOTE 7 – SHORT-TERM LOANS

Short-term bank loans consist of a $1,618,983 loan from China Merchants Bank and $1,610,929 loan from Bank of Communications as of December 31, 2012.

Short-term bank loans are primarily used for working capital needs. On March 31, 2013, FAB Digital entered into a new loan agreement with Bank of Communications (“BCM”) for a one-year term loan due March 28, 2014 in amount of RMB 10,000,000 (approximately $1.6 million). The interest rate of the loan is approximately 7.8%, which is a variable interest rate based on the one year benchmark rate of the similar loans plus 30 basis points. The loan is collateralized by copyrights of FAB Digital.

On April 25, 2012, FAB Digital entered into a loan agreement with China Merchants Bank (“CMB”) for a short term loan due April 25, 2013 in the amount of RMB 10,000,000 (Approximately $1.5 million). As the loan was received from the bank on May 31, 2012 and the terms were for a one year maturity, the terms of the repayment were negotiated with the bank to be repaid by May 31, 2013. The interest rate of the loan is around 8.52%, which is a variable interest rate based on the one year benchmark rates of similar loans published by the People’s Bank of China plus 35 basis points, adjustable on a monthly basis. In connection with the loan agreement, the Company’s Chairman, and major shareholder, entered into a pledge agreement with Beijing Lianhekaiyuan Investment and Guarantee Co. LTD (“LIGC”), the loan is guaranteed and collateralized by the software copyrights owned by the chairman and major shareholder.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHORT-TERM LOANS (Continued)

On September 23, 2012, FAB Digital entered into a new loan agreement with Bank of Communications (“CM”) for a one-year term loan due October 10, 2013 in the amount of RMB 50,000 (approximately $0.008 million). The interest rate of the loan is approximately6.00%, which is a variable interest rate based on the one year benchmark rates of similar loans published by the People’s Bank of China.

On October 1, 2012, FAB Universal entered into a financing agreement with Prime Rate Premium Finance Corp for an 18 month loan due January 1, 2014 in the amount of $573,750.  The loan has a 4.25% interest rate and the loan will be repaid over 15 equal installments of $39,343.

NOTE 8 – INCOME TAXES

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

FAB Media was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone on December 24, 2010, and is entitled to a preferential tax rate of 15% through December 2013.

DEI files income tax returns with both the National Tax Bureau and the Local Tax Bureaus in the PRC. All tax returns of DEI since inception are subject to tax examination by tax authorities.

DEI recognized deferred tax assets in the amount of $5,784,695 as of March 31, 2013. Deferred tax assets represent temporary differences arising primarily from deferred revenue and the allowance for doubtful accounts. The components of deferred tax assets are as follows:

	March 31,	December 31,
	2013	2012
Deferred tax asset
Deferred revenue	$5,784,695	$5,117,965
Total deferred tax assets	5,784,695	5,117,965
Current portion	(1,968,107)	(1,771,799)
Deferred tax assets, non-current	$3,816,588	$3,346,166

Taxes payable consist of the following:

	March 31,	December 31,
	2013	2012
Value added tax payable	$(369,100)	$(411,352)
Income tax payable	1,893,535	1,885,489
Other	146,720	129,684
Total taxes payable	$1,671,155	$1,603,821

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES (Continued)

FAB Universal is incorporated in the U.S. and incurred a net operating loss for income tax purposes. As of March 31, 2013, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $52,000,000 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized by 2033.  Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2013. The net change in the valuation allowance for the three months ended March 31, 2013 and 2012 was an increase of approximately $12,000 and $400,000, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

NOTE 9 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of March 31, 2013, the Company had 290 Series B Preferred shares issued and outstanding.

On September 26, 2012, at the Closing of the DEI acquisition, the Company issued, as additional consideration 290 “unregistered” and “restricted” shares of its Series B Convertible Preferred Stock.

The Preferred Stock has no dividend rights or voting rights or the right to receive any assets of the Company upon liquidation, dissolution or winding up.  The Preferred Stock will be convertible into shares of the Company’s common stock in three tranches upon the occurrence of certain conversion events (see note 12 – Contingencies).

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

1 for 12 Reverse Stock Split – On February 8, 2012, the Company shareholders approved a 1 for 12 reverse stock-split for shareholders of record on February 23, 2012. All share and per share amounts in the accompanying consolidated financial statements as of March 31, 2013 and 2012, respectively, have been restated to reflect the split.  The company issued 2,739 common shares for the fractional shares resulting from the split.

Common Stock - The Company has authorized 200,000,000 shares of common stock, $.001 par value.  As of March 31, 2013, the Company had 20,725,860 common shares issued and outstanding.

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

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCK OPTIONS AND WARRANTS

At March 31, 2013, the Company had 99,060 warrants outstanding to purchase common stock of the Company at $5.16 per share held by Iroquois Master Fund Ltd.

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

The Company has multiple Stock Options plans.  Under the plans, the Board is empowered to grant stock options to employees and officers of the Company.  The following table shows the total number of shares of common stock available under each plan, the number of options exercised during 2013 and the options that remain available under each plan.  All shares during 2013 were deemed fully paid and issued as common stock.

Plan	Total	Options Exercised	Remaining
Name	Available	During 2013	Available
2012 Plan	3,000,000	0	2,038,667
2010 Plan	166,667	0	0
2009 Plan	166,667	0	0
2008 Plan	16,667	0	28
2008 Key Employee Plan	33,334	0	260
2007 Plan	16,667	0	12
2007 Key Employee Plan	16,667	0	0
2006 Key Employee Plan	11,459	0	0
Total	3,428,128	0	2,038,967

There have been no option grants during the first quarter of 2012 and 2013.  The options granted during 2012 were immediately vested and exercised. Therefore, their fair value was the same as the market price of the stock issued when exercised.

The Company had no non-vested options at the beginning of the year.  At March 31, 2013 the Company had no options granted that remain unexercised.

During the three months ended March 31, 2013 and 2012, the Company recorded $0 and $2,180 of non-cash compensation expense related to the vested stock options issued to employees.

For the three months March 31, 2013 and 2012, the Company recorded non-cash compensation cost of $0 and $110,601 for vested and exercised options issued to management, board members, employees and consultants.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Net income (loss) from continuing operations	$3,003,997	$(1,102,905)
Net income from discontinued operations	-	105,675
Net income (loss) available to common shareholders (numerator)	$3,003,997	$(997,230)
Weighted average number of common shares outstanding during the period used in basic and diluted loss per share (denominator)	20,645,904	8,191,544

At March 31, 2013, the Company had 99,060 warrants outstanding to purchase common stock of the Company at $5.16 per share, which were not included in the earnings per share computation as they were anti-dilutive.

At March 31, 2012, the Company had 497,738 warrants outstanding to purchase common stock of the Company at $2.64 to $6.00 per share, and the Company had 87,095 options outstanding to purchase common stock of the Company at $2.16 to $6.12 per share.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Contingent Consideration for the Acquisition of DEI As further discussed in Notes 1, 3 and 9, the Initial Company Shares are subject to the terms of the Voting Agreement, which assigns to the Company’s Board of Directors the right to vote all of the Initial Company Shares until the following milestones are achieved for a period of eight (8) consecutive and complete reporting quarters of the Company after the Closing:

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies:

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

Commitments under leases:

Future minimum annual rental payments due are as follows:

Rental
Twelve months ending March 31,	Commitments
2014	$ 1,237,251
2015	1,184,906
2016	1,184,906
2017	585,641
Thereafter	97,607
Total	$ 4,290,310

NOTE 13 – RELATED PARTIES

The table below sets forth the related parties and their affiliation with the Company:

Related Parties	Affiliation with the Company

Guangdong Endless Culture Co., Ltd.(GEC)	Affiliated Company controlled by the chairman and major shareholder
Zhang Hongcheng	Chairman and major stockholder

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTIES (Continued)

Amounts due to related parties are as follows:

	March 31,	December 31,
	2012	2012
Guangdong Endless Culture co., Ltd	$4,832	$4,814
Zhang Hongcheng	36,666	36,527
Total due to related parties	$41,498	$-

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

NOTE 14 - SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is engaged in distribution of digital entertainment products and services. The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has three operating segments as of March 31, 2013 which are wholesale, retail and FAB kiosks/licensing.  The Company has reclassified the segment reporting as of and for the three months ended March 31, 2012 to conform to the headings and classification used for 2013.

The following table presents summary information by segment for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31, 2013
(in thousands)	Wholesale	Retail	Digital Media	Total
Revenues	$13,759	$2,026	$6,851	$22,636
Cost of revenues	11,190	1,477	1,595	14,262
Gross Profit	2,569	550	5,256	8,375
Depreciation and amortization	59	219	1,371	1,649
Total assets	43,687	29,138	107,580	180,405

	Three Months Ended March 31, 2012
(in thousands)	Wholesale	Retail	Digital Media	Total
Revenues	$-	$-	$847	$847
Cost of revenues	-	-	299	299
Gross Profit	-	-	548	548
Depreciation and amortization	-	-	6	6
Total assets	-	-	14,567	14,567

Item 2.   Management's Discussion and Analysis.

Safe Harbor Statement.

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the digital media, our ability to continue to develop products and services acceptable to those industries, our ability to retain our business relationships, and our ability to raise capital and the growth of the digital media business, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets", "tend" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, currency fluctuation, legislation or regulatory requirements, conditions of the securities markets, changes in the digital media and/or speech recognition technology industries, the development of products and/or services that may be superior to the products and services offered by the Company, competition, changes in the quality or composition of the Company's products and services, our ability to develop new products and services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Company Overview

Below is an update of our entire business, from the operations of our wholly-owned subsidiary Digital Entertainment International Ltd. (“DEI”), to our media business of podcast services, apps, advertising, and premium subscriptions.  We believe our business of selling and distributing copyright protected media and content in China will continue to grow and generate profits due to the brand recognition of FAB in China as well as the continued support of the government for copyright protection in China.  We believe our Media business will also continue to grow and generate profits due to the size of our podcast operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through our publishing platform, advertising, sale of Apps and paid subscriptions for content.  The network growth of our media operation has occurred faster than initially expected and it is Management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and audiences showing increased interest in the medium.  FAB Universal believes that our network and relevance in our industry will continue to grow and that we are positioned to be one of the leading companies in the podcast monetization business.  Our business is broken into three segments including: Retail, Wholesale and Kiosk/ Licensing/Podcasting.

Retail

DEI has conducted the retail business through its flagship stores since 2003.  We currently operate a 30,000 sq. ft. store in the prestigious Joy City shopping mall and an entertainment superstore in SoShow opened in October 2012. Each store is over 20,000 square feet in size and carries the largest selection of copyright protected audio and video products in China, including CDs, VCDs, DVDs, blu-rays, books, magazines and portable electronic devices. FAB markets products to individual consumers.  The flagship stores are recognized by many Chinese consumers as the right place to buy copyright protected products.

Celebrity signing events are a major driver to FAB’s retail stores which have been used as a popular venue for Chinese music and movie stars to meet their fans. Additionally, many stars outside mainland China, mostly from Hong Kong, Taiwan, Korea and Japan, wishing to enter the Chinese market choose FAB as their launching platform. FAB flagship stores regularly host such events. Those events not only promote sales of audio-video products but also increase our FAB brand recognition.

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

FAB’s SoShow flagship store offers many new electronic digital products and mobile storage devices while serving as a center for the 5C download supermarket of traditional copyright protected audio-video products. Consumers can download the latest movies, songs, games, e-books and applications to mobile storage devices through the intelligent 5C Kiosk. Additionally, the 5C download supermarket also offers coupon printing, self-service payments, membership points checking, map searching, digital printing and other consumer functions. FAB’s intelligent 5C Kiosk is the leading multimedia digital network terminal providing services in China.

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

Digital Media

Kiosks

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

In 2008, FAB was granted a license by China’s Ministry of Commerce to license its business model that has been well received by entrepreneurs throughout the country.  FAB has quickly grown its nationwide business network through its license and regional agent programs and to date has expanded to 40 cities with around 10,000 licensees and an installed network count over 13,800 Intelligent Media Kiosks.

FAB kiosk is an innovative self-service vending kiosk designed and launched by DEI in 2008.  The kiosks target the millions of mobile and portable device users combing interactive touch screen and LED display with a large selection of copyrighted content such as music, movies and games.  The content is contained on internal hard drives within each terminal thereby eliminating bandwidth download problems associated with the internet and providing content owners with a secure closed system for digital file protection and accurate transparent accounting. The terminals are updated and monitored via web-linked electronic communications.  There are thousands of licensed digital entertainment content files in each kiosk, such as music, movie and TV episodes, which allows the customer to play or download to their portable device or memory card with payment by cash, FAB membership card or ATM card.  FAB has deployed over 13,000 kiosks through our licensing program.  Most of the kiosks are located in high-traffic areas, such as, office buildings, shopping malls, and retail stores.  Revenue is generated by selling pre-paid membership cards, charging licensing fees and providing advertising.

FAB generates revenues from its Intelligent Media Kiosk business through the sale of licenses and then through ongoing media content download, media membership card sales and kiosk-based advertising.  Currently, FAB has approximately 350,000 membership cardholders.

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

Libsyn Media

Libsyn is the subsidiary for our digital media and entertainment business.  Libsyn is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method for episodic, audio and video shows.  The Libsyn Network received over 450 million download requests for shows in 2006, 1 billion download requests in 2007, 1.2 billion download requests in 2008, 1.4 billion download requests in 2009,  1.6 billion in 2010, 1.3 billion in 2011 and 1.6 billion in 2012 to approximately 50 million total audience members throughout the year.  Libsyn's publishing platform hosts 13,534 shows in the first quarter of 2013. Management believes that Libsyn offers the best podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  The total number of episodes on the Network totaled 1,480,649 during the first quarter of 2013, all of which are available for immediate distribution.  With the continuing success of iPods, iPhones, iPads, Android’s mobile phones, Blackberry’s smartphones, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  LibsynPRO Enterprise service has 104 network publishers.  As Libsyn derives a portion of its revenues through data transfer from PRO customers, our feature rich version of the PRO publishing platform provides Management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business.  During the first quarter of 2013, revenue from data transfer totaled $159,399.

     Libsyn – Publishing Service

In 2012 the Libsyn Network received approximately 1.6 billion download requests for podcast episodes vs. 1.3 billion download requests in 2011, from a wide variety of distribution outlets to which Libsyn syndicates content.  The Libsyn network received over 4.7 million requests for shows per day throughout 2013.  Our network reaches over 28 million people around the world, creating what Management believes is a strong media asset and a very compelling platform for advertisers as well as smartphone App sales.  Download requests are calculated by counting the number of shows requested for download by audience members.  Libsyn works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform and through the sale of Apps.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Libsyn’s third party advertising partners and its in-house advertising sales team to fill.

Currently, Libsyn distributes digital shows for our producers to a variety of web portals and content aggregators, for both download and streaming.  Approximately 70% of the shows Libsyn distributes’ reach audiences using Apple’s iTunes platform which includes iTunes on the computer, iPods, iPads, iPhones and Apple TV.  It is Management’s opinion that the Libsyn Network’s substantial presence in the iTunes Podcast Store is one of the Company’s valuable assets as consumers using iTunes are early adopters and spend money regularly on digital media.  We believe this provides FAB with a unique offering for advertisers seeking that type of consumer and provides FAB with monetization opportunities for its podcast publishers through the sale of individual and network wide Apps.

The continued development of the next iteration of the Libsyn platform (Libsyn 4) was the primary development focus for Q1. The development team made great strides to prepare this version of the platform for Q2 release.

Several improvements were made to the MyLibsyn premium service. Premium show producers gained the ability to offer discounts on premium subscriptions through new “promo codes.” These codes may be redeemed by a new subscriber to obtain either a free trial or discounted subscription price for a limited time.

Libsyn’s Advanced Statistics feature now offers a “heat map” that allows show producers and network administrators to see the relative size of their audiences by country on a world map. This map can also be zoomed in to see the relative size of the audiences among states, provinces, or regions within one of a few select countries. During Q1, the number of countries that can be analyzed this way more than doubled.

In Q1, the ability to use these new HTML 5 web player designs was expanded to several publishing destinations including automatic posting to Wordpress and Blogger.

On the mobile applications front, the most notable update was the release of the Podcast Box application to the Google Play Store and the Amazon Appstore for Android. Libsyn Android apps also gained new settings management and an improved process for handling premium content.

Applications for iOS were updated to better support iCloud, thus allowing users to sync played episodes across devices. Also, the process to build and maintain iOS was further automated to improve efficiency.

Libsyn - Apps

Apps are small software applications that users can purchase and download to their iPhone and iPod Touch mobile devices with relative ease.  During 2012, there were over 500,000 Apps in the App Store that have been downloaded by consumers over 25 billion times.  App categories include video games, sports, productivity, entertainment, education and health & fitness.  Some of these Apps are free, while others have to be purchased.  These Apps range in price from $.99 to $100.00, with the average price under $4.99.  FAB continues to push the Apps market using its podcast network and active podcasters to promote the Apps to consumers.  Apple, Amazon and Verizon retain 30% of all App sales to cover the cost of running the App Store and App owners/developers receive 70% of the sales proceeds.  FAB believes it can continue to generate revenue through the iTunes Store, Verizon Store and Amazon App Store, and are briefly outlined below.

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

FAB currently offers this App as a free monetizational tool to podcasters on the Libsyn Network as long as they have a qualifying monthly account.  Currently, there are approximately 13,534 shows on the Libsyn Network and approximately 25 million audience members who consume podcasts.  Libsyn submits each App for approval, which is not guaranteed and is based on the respective terms of service and approval process of the App Store, and manages the collecting of the revenue and distribution of the podcaster’s share of the revenues.  FAB expects to retain approximately 35% of the sale price that ranges from $.99 to $4.99 in most cases.  These Apps are currently being sold around the world via Apple’s App Store, the Verizon Store and the Amazon App Store. In the first quarter of 2013, revenue from App and subscription sales totaled $103,121.

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

Libsyn - Advertising

In the first quarter of 2013, Libsyn has executed multiple national brand advertising campaigns for companies including Audible, Hover and Ting.  These campaigns run across multiple shows, with different advertisers, resulting in $248,677 in advertising revenue.

Libsyn’s Alchemy system is able to handle the insertion of advertisements into audio and video shows with geographical targeting capabilities, which was used for multiple advertising campaigns throughout 2013.  In order to increase the percentage of filled advertising inventory we must continue to execute on our advertising sales strategy, integrate third party ad networks and portals and create relationships with more advertising agencies and their clients.  Management believes that most advertisers prefer to deal with a few companies with large reach rather than many companies with smaller reach as it makes their advertising ‘buys’ and tracking easier to monitor.

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

Technology & Service Group

FAB's Technology & Services Group sells and licenses speech programming tools, related speech products and services, and distributable speech engines in over 13 languages worldwide.  FAB receives the majority of its sales leads through arrangements with AT&T, as well as through our own Internet marketing efforts through Google, Yahoo and other major Internet search engines.  In the first quarter of 2013, our T&S Group saw a decrease in revenue from those experienced in the first quarter of 2012.

Results of Operations

Three Months Ended March 31, 2013 and 2012.

During the first quarter ended March 31, 2013, FAB recorded revenues of $22.6 million, an increase of $21.8 million, from our revenues of $0.8 million in the same period of 2012.  This increase was driven by an increase in revenue from the acquisition of DEI. During the first quarter of 2013, DEI reported $21.4 million of revenue.  During the first quarter of 2013, revenue from the wholesale segment of DEI generated $13.8M in revenue with the retail segment providing $2.0M and Kiosks/licensing delivering $5.6M. The Libsyn business saw significant increases in hosting fees, ad revenue and the addition of subscription revenue.  The increase in hosting fees was due to the increase in the number of producers using our services.

During the first quarter of 2013, our cost of revenue was $14.3 million, an increase of $14.0 million over the 2012 figure of $0.3 million.  This increase was driven by the addition of the DEI business and cost of revenue for the sale of copyright protected media. We also saw an increase in our bandwidth cost during the first quarter of 2013 in our Libsyn business, which was driven by the increase in sales of our services combined with an increase in bandwidth rates as we gain even better stability and reliability with our service offerings.  FAB generated a gross profit of $8.4 million in the first quarter of 2013, versus a gross profit of $0.5 million in the same period of 2012.

In the first quarter of 2013, FAB had operating expenses of $4.1 million, as compared to $1.7 million in the first quarter of 2012. Our operating expenses consisted of:

Selling expenses increased to $0.9 million in the first quarter 2013, from $68,437 in the first quarter of 2012.  The increase was due to the addition of DEI, adding $0.9 million of incremental selling expense.

General and administrative expenses increased to $2.6 million in the first quarter of 2013, from $0.8 million in the same period of the prior year.   The increase was driven because of the addition of DEI and the administrative costs associate with this new business.  Consulting fees decreased to $0.5 million in the first quarter of 2013 from $0.8 million in the same quarter of 2012, a decrease of 36%. This is due to the use of consultants for the work performed for the acquisition of DEI.

Research and development costs for the quarter ended March 31, 2013 were $67,350 versus $65,882 for the same period in 2012.

Net income available to common stockholders increased to $3.0 million for the quarter ended March 31, 2013, as compared to a net loss available to common stockholders of $1.0 million for the same period in 2012.  This increase in net income available to common stockholders for 2013 was due to the acquisition of DEI.  During the first quarter of 2012, non-cash expenditures totaled $839,674, as compared to $1,813,351 for the first quarter of 2012.  Basic and diluted earnings per common share were $0.15 in the first quarter of 2013, compared to $0.13 loss per share for the first quarter of 2012.

The following is a summary of non-cash expenditures:

	For the Three
	Months Ended
	March 31,
	2013	2012
NON-CASH EXPENDITURES
Stock option grants	0	2,180
Depreciation and amortization expense	1,648,551	5,889

Non-cash expense	1,648,551	8,069
Expenditures paid with issuance of stock	164,800	831,605
Total non-cash expenditures	1,813,351	839,674

Liquidity and Capital Resources.

Current assets at March 31, 2013 included $38.4 million in cash and accounts receivable, an increase of $11.8 million, from our cash and accounts receivable of $26.6 million at March 31, 2012.  The increase is due to cash provided by the operations of DEI and the collection of cash upfront for signed long term contracts for our 5C Kiosk business.  Our cash balance increased $10.1 million from December 31, 2012

Net cash used in investing activities during the first quarter of 2013 was $1,614,403 for 2013 versus cash provided by investing activities of $48,060 during the first quarter of 2012.  The decrease was driven by the payment of long-term deposits to customers in the first quarter of 2013 totaling $1.6 million.

During the three months ended March 31, 2013, cash provided by financing activities was $1,493,289 which was from proceeds of $1,606,400 from a line of credit. In the first three months of 2012, the Company had no cash provided by financing activities.

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

As of March 31, 2013, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that FAB Universal has issued during the three month period ended March 31, 2013, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description

InSpeech LLC*	1/28/2013	223,000	Consulting Services
Voice Factory International	1/28/13	34,000	Consulting Services

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

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Mine Safety Disclosures.

     None; not applicable.

Item 5.   Other Information.

None; not applicable.

(b)  During the quarterly period ended March 31, 2013, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

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

Date:	5/14/13	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	5/14/13	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	5/14/13	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	5/14/13	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	5/14/13	/s/ Douglas Polinsky
Douglas Polinsky
Director

Date:	5/14/13	/s/ Zhang Hongcheng
Zhang Hongcheng
Director and Chairman of Board

Date:	5/14/13	/s/ Gu Jianfen
Gu Jianfen
Director