Form 10-Q
period 2013-06-30
FAB Universal Corp.
filed 2013-08-14
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [ ]  No [X]

As of August 4, 2013, there were 20,805,860 shares of common stock, par value $0.001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Unaudited Condensed Consolidated Financial Statements of FAB Universal Corp., a Colorado corporation ( the “Company,” “we,” “our,” “us” and words of similar import), required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related notes.

FAB UNIVERSAL CORP AND SUBSIDIARIES
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2013		December 31, 2012
CURRENT ASSETS:
Cash	$ 27,675,214		$ 19,671,937
Accounts receivable, net	9,125,660	[1]	6,927,045	[1]
Advances to suppliers, net	-		154,770
Inventory	7,372,876		5,207,008
Deferred tax assets, current	2,326,130		1,771,799
Other current assets	387,815		979,021
Total current assets	46,887,695		34,711,580

Property, and equipment, net	16,661,137		16,720,637
Goodwill	61,406,847		60,652,957
Intangible assets, net	25,581,981		27,875,748
Deferred tax assets, non-current	4,542,050		3,346,166
Long-term deposits	39,536,333		24,488,131
Total assets	$ 194,616,043		$ 167,795,219
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank loans	$ 1,909,093		$ 2,072,619
Accounts payable	6,674,923		6,471,270
Accrued expenses	2,745,809		3,077,785
Deferred revenue	11,970,201		8,250,402
Taxes payable	2,375,524		1,603,821
Due to related parties	122,086		41,341
Other payable	1,951,595		1,910,378
Total current liabilities	27,749,231		23,427,616

Long-term deposits from customers	2,512,546		2,474,604
Deferred revenue	18,912,964		7,923,450
Long-term payables	-		39,204
Total liabilities	49,174,741		33,864,874
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock	-	[2]	-	[2]
Common stock	20,806	[3]	20,469	[4]
Additional paid-in capital	207,529,540		206,786,139
Accumulated other comprehensive income	3,418,424		1,384,365
Accumulated deficit	(65,527,468)		(74,260,628)
Total stockholders' equity	145,441,302		133,930,345
Total liabilities and stockholders' equity	$ 194,616,043		$ 167,795,219

[1] net of $14,000 allowance

[2] $.001 par value, 10,000,000 shares authorized, 290 shares issued and outstanding

[3] $.001 par value, 200,000,000 shares authorized, 20,805,860 shares issued and outstanding

[4] $.001 par value, 200,000,000 shares authorized, 20,468,860 shares issued and outstanding

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$ 25,857,239	$ 870,164	$ 48,493,632	$ 1,717,483
Cost of Revenue	14,362,500	363,342	28,624,131	662,196
Gross Profit	11,494,739	506,822	19,869,501	1,055,287

OPERATING EXPENSES
Selling expenses	1,039,850	28,161	1,976,171	96,600
General and administrative	2,487,458	726,789	5,117,790	1,487,257
Consulting fees	446,460	205,019	930,592	960,436
Research and development	73,189	69,867	140,539	135,749
Total Expenses	4,046,957	1,029,836	8,165,092	2,680,042
Income (loss) from continuing operations	7,447,782	(523,014)	11,704,409	(1,624,755)

OTHER INCOME (EXPENSE):
Gain on disposal of assets	-	6,000	-	6,000
Interest income	-	22	28,559	86
Interest (expense)	(4,004)	-	(43,154)	-
Other income (expense)	(55,773)	325	(54,970)	(903)
Total Other Income (Expense)	(59,777)	6,347	(69,565)	5,183
Income (loss) from continuing operations before income taxes	7,388,005	(516,667)	11,634,844	(1,619,572)

Income tax expense	1,658,842	-	2,901,684	-

Net income (loss) from continuing operations	5,729,163	(516,667)	8,733,160	(1,619,572)

Net income from discontinued operations, net of tax	-	186,528	-	292,204

Net Income (loss)	5,729,163	(330,139)	8,733,160	(1,327,368)

Other comprehensive income
Foreign currency translation gain	1,543,850	-	2,034,059	-

COMPREHENSIVE INCOME (LOSS)	$ 7,273,013	$ (330,139)	$ 10,767,219	$ (1,327,368)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$ 0.28	$ (0.06)	$ 0.42	$ (0.19)
BASIC AND DILUTED INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	0.00	0.02	0.00	0.03
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$ 0.28	$ (0.04)	$ 0.42	$ (0.16)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	20,761,025	8,658,727	20,708,042	8,425,136

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30, 2013	June 30, 2012
Cash Flows from Operating Activities
Net income (loss) from continuing operations	$ 8,733,160	$ (1,619,572)
Net income from discontinued operations	-	292,204
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock issued to employees and consultants	329,600	1,026,505
Non-cash compensation - options vested	49,858	4,359
Gain on disposal of equipment	-	(6,000)
Deferred tax benefit	(1,657,406)	-
Depreciation and amortization expense	3,354,115	11,963
Change in assets and liabilities:
Accounts receivable	(2,078,275)	37,014
Advances to suppliers	-	-
Prepaid expenses	603,520	9,186
Inventory	(2,068,141)	-
Accounts payable	110,807	(1,919)
Accrued expense	3,431	(178,190)
Taxes payable	740,704	-
Deferred revenue	14,406,939	33,592
Net Cash Provided by (Used in) continuing operations	22,528,312	(390,858)
Net Cash Used in discontinued operations	-	(254,933)
Net Cash Provided by (Used in) Operating Activities	22,528,312	(645,791)

Cash Flows from Investing Activities:
Purchases of property and equipment	(328,166)	(10,483)
Cash of discontinued operations	-	(385,587)
Proceeds from sale of equipment	-	6,000
Payment of long-term deposits	(14,391,157)	-
Net Cash Used in Investing Activities	(14,719,323)	(390,070)

Cash Flows from Financing Activities:
Proceeds from notes payable	1,615,434	-
Proceeds from related party	80,154	-
Payments of notes payable	(1,842,892)	-
Net Cash Used in Financing Activities	(147,304)	-

Effect of Exchange Rate Fluctuation on Cash	341,592	-

Net Increase (decrease) in Cash	8,003,277	(1,035,861)
Cash at Beginning of Period	19,671,937	1,442,465
Cash at the end of Period	$ 27,675,214	$ 406,604
Supplemental Disclosures of Cash Flow Information
Interest	$ 99,734	$ -
Income taxes	$ 3,803,188	$ -

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Disclosure of Non- Cash Investing and Financing Activities:	For the Six Months Ended
	June 30, 2013	June 30, 2012

Value of stock issued upon exercise of options for services	-	305,501
Value of stock issued to consultants	329,600	721,004
Compensation upon vesting of stock options granted	49,858	4,359

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

FAB Universal Corp. (“Parent”, “Company”), a Colorado corporation was organized on July 1, 1998.  The Company operates in three segments, Wholesale, Retail and Digital Media Services.  The Wholesale segment engages primarily in the sale of audio-visual products as well as books and magazines to retail businesses. The Retail segment conducts its business through our retail stores, selling copyright protected audio and video products, including CDs, VCDs, DVDs, books, magazines and portable electronic devices. The Digital Media Services segment licenses its multi-year programs for our FAB brand and business model.  It also includes the revenue share for advertising on kiosks, and includes the services provided by our podcast hosting, content management tools and advertising services.  (See Note 2) On February 27, 2007, the Company organized Wizzard Acquisition Corp., a Pennsylvania corporation, to acquire and dissolve into the operations of Webmayhem, Inc. (“Libsyn”, “Libsyn Media”), a Pennsylvania corporation, in a transaction accounted for as a purchase.  Libsyn is a wholly owned subsidiary of the Company.

On September 26, 2012, (the “Closing”) Parent purchased all of the issued and outstanding shares of Digital Entertainment International Ltd. (“DEI”), a company incorporated under the law of the Hong Kong Special Administrative Region, in a transaction accounted for as a purchase.  The accompanying consolidated financial statements include the financial statements of DEI; its wholly owned subsidiary, Beijing Dingtai Guanqun Culture Co., Ltd. (“DGC”); Beijing FAB Culture Media Co., Ltd. (“FAB Media”), which is a variable interest entity (“VIE”), and Beijing FAB Digital Entertainment Products Co., Ltd. (“FAB Digital”), a wholly owned subsidiary of FAB Media.

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

FAB Digital was incorporated as a private enterprise in the PRC in September 2003 with a registered capital of 1 million Renminbi (“RMB”) and is a wholly owned subsidiary of FAB Media. FAB Digital specializes in the distribution of entertainment and audio visual products through its two flagship stores in Beijing as well as its online stores. Beijing Jinglvtong Travel and Science Technology Co., Ltd., which is fully owned by FAB Digital, was incorporated in the PRC in November 2010 with a registered capital of RMB 1 million. Beijing Jinglvtong Travel and Science Technology Co., Ltd. was changed to Beijing FAB Huzhong Times Technology Co., Ltd. (“BFHTT”) in May 2013.

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

All of the contractual agreements obligate DGC to absorb a majority of the risk of loss from FAB Media’s activities and entitle DGC to receive a majority of its residual returns.  In essence, DGC has gained effective control over FAB Media. Based on these contractual arrangements, the Company believes that FAB Media should be considered a variable interest entity under the Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”. Accordingly, the accounts of this entity are consolidated with those of DGC, the primary beneficiary.

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

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management made assumptions and estimates for determining the reserve for accounts receivable, obsolete inventory, the realization of deferred tax assets and in determining the impairment of finite life intangible assets and goodwill and accruals for income tax uncertainties and other contingencies when applicable.  Actual results could differ from those estimated by management.

Reclassification – The financial statements for the period ended June 30, 2012 have been reclassified to conform to the headings and classifications used in the June 30, 2013 financial statements.

Stock Split - On February 23, 2012, the Company effected a 1 for 12 reverse stock-split.  All references to stock issuances and per share data have been retroactively adjusted to reflect this stock-split.

Inventory - Inventory includes books and video products and is recorded at the lower of cost or market, using the first-in, first-out (“FIFO”) method. The Company estimates net realizable value based on current market value and inventory aging analyses. As of June 30, 2013 no reserve for slow-moving or obsolete inventory was considered necessary.

Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with FASB ASC Topic 985-605, Software — Revenue Recognition.  The Company's revenue recognition policies are also in compliance with the Securities and Exchange Commission Staff Accounting Bulletins Nos. 101 and 104.

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

Functional Currency / Foreign Currency Translation – The functional currency of FAB Universal Corp is the United States Dollar (USD).  The functional currency of DEI is the Renminbi (“RMB”) and its reporting currency is U.S. dollars for the purpose of these financial statements. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rates (6.1372 RMB to $1 at June 30, 2013) and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during 2013 (6.1559 RMB to $1) in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

Leasehold improvements                                                                     Shorter of lease terms or estimated useful life

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and other Intangible Assets - The Company accounts for goodwill and other intangible assets in accordance with provisions of FASB -ASC Topic 350, Intangibles--Goodwill and Other.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350.  Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment.  Topic 350 requires that intangible assets with finite lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with Topic 360, criteria for recognition of an impairment of Long-Lived Assets. There was no indication of goodwill or other intangible impairment during the three months ended June 30, 2013.

Income Taxes - The Company is subject to the income tax laws of the U.S. and the PRC. The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The components of deferred tax assets are individually classified as current and non-current based on their characteristics.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There is no material uncertain tax position as of June 30, 2013 and 2012 (See note 9 – Capital Stock and note 12- Contingencies).

Concentrations - For the three months and six months ended June 30, 2013 and 2012, no individual customer accounted for more than 10% of the total revenues.  One customer accounted for 11% of total outstanding accounts receivable as of June 30, 2013. No single customer accounted for more than 10% of total outstanding accounts receivable as of June 30, 2012.

For the three months and six months ended June 30, 2013 and 2012, no individual vendor accounted for more than 10% of the total purchase. No single vendor accounted for more than 10% of total outstanding accounts payable as of June 30, 2013 and 2012.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consists of:

	June 30,	December 31,
	2013	2012
Digital Entertainment International - DEI	$49,922,596	$49,168,706
Webmayhem Inc.(Libsyn)	11,484,251	11,484,251
Total Goodwill	$61,406,847	$60,652,957

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other intangible assets - Other intangible assets consist of customer relationships, intellectual property, a trade name and three non-compete agreements, which were obtained through the acquisition of DEI. Management considers these intangible assets to have finite-lives except the trade name. These assets are being amortized on a straight-line basis over their estimated useful lives.

As of June 30, 2013, identifiable intangible assets consist of following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Customer Relationships	$8,900,000	3	$ 2,293,468	$ 222,317	$ 6,828,849
Intellectual Property	4,300,000	3	1,108,080	107,411	3,299,331
Trade name	13,876,000	(a)	(a)	376,225	14,252,225
Non-compete agreements	1,885,200	2	728,703	45,079	1,201,576
Total	$28,961,200		$ 4,130,251	$ 751,032	$ 25,581,981

(a)  The FAB trade name has been determined to have an indefinite life and is not amortized.

The estimated future amortization expenses related to other intangible assets exclusive of the trade name as of June 30, 2013 are as follows:

For twelve months ending June 30,
2014	$ 5,342,600
2015	4,658,977
2016	1,328,179
Total	$ 11,329,756

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30,	December 31,
	2013	2012
Accounts receivable	$ 9,139,660	$ 6,941,045
Allowance for doubtful accounts	(14,000)	(14,000)
Accounts receivable, net	$ 9,125,660	$ 6,927,045

Currently, the Company grants credit to customers with a well-established credit history with terms from net 30 days to twelve months while the Company generally requests other customers to pay either in advance or upon delivery. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are as follows:

	June 30,	December 31,
	2013	2012
Electronic equipment	$ 1,474,787	$ 1,436,466
Office furniture and equipment	55,517	54,077
Vehicles	367,940	57,471
Building	14,217,890	13,997,618
Leasehold improvements	3,662,877	3,607,563
	19,779,011	19,153,195
Less: Accumulated depreciation	(3,117,874)	(2,432,558)
Total property and equipment, net	$ 16,661,137	$ 16,720,637

Depreciation expense for the three months ended June 30, 2013 and 2012 was $ 326,619 and $6,074, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $641,204 and $11,963, respectively.

NOTE 6 – LONG-TERM DEPOSITS

Long term deposits consist of following:

	June 30,	December 31,
	2013	2012
Prepayments for setting up flagship stores	$21,182,298	$20,862,420
Anti-piracy sales guarantee deposits	5,051,164	3,370,083
Prepayment for real estate purchase	13,035,260	-
Rent deposits	267,611	255,628
Total Long-Term Deposits	$39,536,333	$24,488,131

Long term deposits include anti-piracy sales guarantee deposits made to product licensors by FAB Media, prepayment for refundable deposit on real estate purchase in Beijing, rent deposits made to landlords, and prepaid payments which were made to commission agents. The deposits for anti-piracy sales guaranties are fully refundable when FAB Media decides to terminate the license agreements with the licensors to sell their products. The rent deposits are also fully refundable at the end of the lease term. The prepaid payments are used for new FAB flagship stores opening.

NOTE 7 – SHORT-TERM LOANS

Short-term bank loans consist of a $1,637,555 loan from Bank of Communications and a $271,538 loan from Prime Rate Premium Finance Corp as of June 30, 2013.

Short-term bank loans are primarily used for working capital needs.

On March 31, 2013, FAB Digital entered into a loan agreement with Bank of Communications (“BCM”) for a one-year term loan due March 28, 2014 in the amount of RMB 10,000,000 (approximately $1.6 million). The interest rate of the loan is approximately 7.8%, which is a variable interest rate based on the one year benchmark rate of the similar loans plus 30 basis points. The loan is collateralized by copyrights of FAB Digital.

On September 23, 2012, FAB Digital entered into a loan agreement with Bank of Communications (“CM”) for a one-year term loan due October 10, 2013 in the amount of RMB 50,000 (approximately $0.008 million). The interest rate of the loan is approximately 6.00%, which is a variable interest rate based on the one year benchmark rates of similar loans published by the People’s Bank of China.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHORT-TERM LOANS (Continued)

On April 25, 2012, FAB Digital entered into a loan agreement with China Merchants Bank (“CMB”) for a short term loan due April 25, 2013 in the amount of RMB 10,000,000 (Approximately $1.6 million). The loan has a variable interest rate based on the one year benchmark rates of similar loans published by the People’s Bank of China plus 35 basis points, adjustable on a monthly basis. In connection with the loan agreement, the Company’s Chairman, and major shareholder, entered into a pledge agreement with Beijing Lianhekaiyuan Investment and Guarantee Co. LTD (“LIGC”), the loan was guaranteed and collateralized by the software copyrights owned by the chairman and major shareholder. The loan was fully repaid on May 31, 2013.

On October 1, 2012, FAB Universal entered into a financing agreement with Prime Rate Premium Finance Corp for an 18 month loan due January 1, 2014 in the amount of $573,750.  The loan has a 4.25% interest rate and the loan will be repaid over 15 equal monthly installments of $39,343.

NOTE 8 – INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from U.S. as well as the People’s Republic of China (“PRC”) in which each entity is domiciled.

DEI was incorporated in Hong Kong in November 2010, and has not earned any income that was derived in Hong Kong since inception and therefore was not subject to Hong Kong income tax.

Certain subsidiaries of the Company were organized under the laws of the PRC which are subject to Enterprise Income Tax (“EIT”) on the taxable income as reported in their respective statutory financial statements adjusted in accordance with the Enterprise Income Tax Law. Pursuant to the PRC Income Tax Laws, DGC, FAB Digital and BFHTT are subject to EIT at a statutory rate of 25%.

FAB Media was qualified as a High and New Technology Enterprise in the Beijing High-Tech Zone on December 24, 2010, and is entitled to a preferential tax rate of 15% through December 2013.   After December 2013, the tax rate will become 25% if FAB Media does not qualify as a High and New Technology Enterprise.

DEI files income tax returns with both the National Tax Bureau and the Local Tax Bureaus in the PRC. All tax returns of DEI since inception are subject to tax examination by tax authorities.

DEI recorded deferred tax assets which represent temporary differences arising primarily from deferred revenue and the allowance for doubtful accounts. Deferred tax assets are as follows:

	June 30,	December 31,
	2013	2012
Deferred tax asset
Deferred revenue	$6,868,180	$5,117,965
Total deferred tax assets	6,868,180	5,117,965
Current portion	(2,326,130)	(1,771,799)
Deferred tax assets, non-current	$4,542,050	$3,346,166

  Taxes payable consist of the following:

	June 30,	December 31,
	2013	2012
Value added tax payable	$(435,344)	$(411,352)
Income tax payable	2,674,593	1,885,489
Other	136,275	129,684
Total taxes payable	$2,375,524	$1,603,821

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES (Continued)

FAB Universal is incorporated in the U.S. and incurred a net operating loss for income tax purposes. As of June 30, 2013, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $52,000,000 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized by 2033.  Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2013. The net change in the valuation allowance for the six months ended June 30, 2013 and 2012 was an increase of approximately $48,000 and $530,000, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

NOTE 9 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of June 30, 2013, the Company had 290 Series B Preferred shares issued and outstanding.

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

Upon the occurrence of each conversion event, the three tranches of Preferred Stock will be convertible into a number of shares of common stock that will bring the overall equity position in the Company of the holders of the Initial Company Shares (the shares issued at the closing of the Share Exchange Agreement on September 26, 2012), the Preferred Stock and the common stock issuable upon conversion of the Preferred Stock, on a fully diluted basis as of the date of Closing, to 70%, 74% and 78%, respectively.  Based on a total of 10,702,309 fully-diluted outstanding common shares as of the Closing date, 14,689,444 common shares will be issuable upon conversion of the first tranche of Preferred Stock; 5,488,364 common shares upon conversion of the second tranche; and 7,484,132 common shares upon conversion of the third tranche.

1 for 12 Reverse Stock Split – On February 8, 2012, the Company shareholders approved a 1 for 12 reverse stock-split for shareholders of record on February 23, 2012. All share and per share amounts in the accompanying consolidated financial statements as of June 30, 2013 and 2012, respectively, have been restated to reflect the split.  The Company issued 2,739 common shares for the fractional shares resulting from the split.

Common Stock - The Company has authorized 200,000,000 shares of common stock, $.001 par value.  As of June 30, 2013, the Company had 20,805,860 common shares issued and outstanding.

On May 24, 2013, the Company issued 80,000 common shares valued at $164,800 to consultants for services rendered.

On January 25, 2013, the Company issued 257,000 common shares valued at $529,080 to consultants for services rendered.

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

On June 4, 2012, the Company issued 37,254 common shares valued at $76,371 to management for services rendered

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCK OPTIONS AND WARRANTS

At June 30, 2013, the Company had 99,060 warrants outstanding to purchase common stock of the Company at $5.16 per share held by Iroquois Master Fund Ltd.

Under the terms of the warrant held by Iroquois Master Fund Ltd., if it is deemed that another person acquires more than 50% of the outstanding shares of Common Stock of the Company, a Fundamental Transaction, the holder of the warrant is entitled to receive the shares of stock originally represented by the warrant upon subsequent exercise of the warrant and any additional consideration, the “Alternate Consideration”.

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

The Company has multiple Stock Options plans.  Under the plans, the Board is empowered to grant stock options to employees, officers and directors of the Company.  The following table shows the total number of shares of common stock available under each plan, the number of options exercised during 2013 and the options that remain available under each plan.

Plan	Total	Options Exercised	Remaining
Name	Available	During 2013	Available
2013 Plan	3,000,000	0	3,000,000
2012 Plan	3,000,000	0	1,788,667
2010 Plan	166,667	0	0
2009 Plan	166,667	0	0
2008 Plan	16,667	0	28
2008 Key Employee Plan	33,334	0	260
2007 Plan	16,667	0	12
2007 Key Employee Plan	16,667	0	0
2006 Key Employee Plan	11,459	0	0
Total	6,428,128	0	4,788,967

There were 250,000 options granted during the first six months of 2013.  The options granted during 2012 were immediately vested and exercised. Therefore, their fair value was the same as the market price of the stock issued when exercised.

The Company had no non-vested options at the beginning of the year.  At June 30, 2013 the Company had 250,000 options granted that remain unexercised.

During the six months ended June 30, 2013 and 2012, the Company recorded $49,858 and $4,359 of non-cash compensation expense related to the vested stock options issued to directors and employees.

For the six months June 30, 2013 and 2012, the Company recorded non-cash compensation cost of $0 and $305,501 for vested and exercised options issued to management, board members, employees and consultants.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME PER COMMON SHARE

The following data show the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net income (loss) from continuing operations	$5,729,163	$(516,667)	$8,733,160	$(1,619,572)
Net income from discontinued operations	-	186,528	-	292,204
Net income (loss) available to common shareholders (numerator)	$5,729,163	$(330,139)	$8,733,160	$(1,327,368)
Weighted average number of common shares outstanding during the period used in basic and diluted loss per share (denominator)	20,761,025	8,658,727	20,708,042	8,425,136

At June 30, 2013, the Company had 99,060 warrants outstanding to purchase common stock of the Company at $5.16 per share and the Company has 250,000 options outstanding to purchase common stock of the Company at $3.52 per share, which were not included in diluted earnings per share computation as they were anti-dilutive.

At June 30, 2012, the Company had 497,738 warrants outstanding to purchase common stock of the Company at $2.64 to $6.00 per share, and the Company had 86,844 options outstanding to purchase common stock of the Company at $2.16 to $5.52 per share, which were not included in diluted earnings per share computation as they were anti-dilutive.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Contingent Consideration for the Acquisition of DEI The Company’s Board of Directors have the right to vote all of the Initial Company Shares until the following milestones are achieved for a period of eight (8) consecutive and complete reporting quarters of the Company after the Closing of the DEI acquisition (further discussed in Note 1):

(i)  As DEI and the VIE Entity successfully completed all of the Corporate Governance Objectives for two (2) consecutive and complete reporting quarters after the Closing, the Company’s Board of Directors released the voting rights to 50% of the Initial Company Shares or 5,139,911 shares held by the designees.  The Board of directors maintain the voting rights to the remaining 50% of the Initial Company Shares, or 5,142,700 shares;

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

Contingencies:

As additional consideration for the acquisition, the Company issued 290 share of Series B Convertible Preferred Stock.  The Company further agreed to convert these shares of Preferred Stock into additional shares of common stock upon DEI achieving Corporate Government Objective and attaining certain financial results.

The Preferred Stock is convertible into shares of the Company’s common stock in three (3) tranches upon the occurrence of the following conversion events:

(i) upon the successful completion of certain Corporate Governance Objectives for the four (4) consecutive and complete reporting quarters of the Company immediately following the Closing, the designees shall have the right to convert the first tranche of 210 shares of Preferred Stock into shares of the Company’s common stock;

(ii) upon the successful completion of:  (a) all of the Corporate Governance Objectives for the four (4) consecutive and complete reporting quarters of the Company immediately following the Closing; and (b) a Revenue Objective requiring DEI to attain sales revenues of at least US$60,000,000 and net income of US$12,000,000 for fiscal year 2011, UEG’s designees shall have the right to convert the second tranche of 40 shares of Preferred Stock into shares of the Company’s common stock. These sales revenue and net income objectives were attained for fiscal year 2011.

(iii) upon the successful completion of (a) all of the Corporate Governance Objectives for the six (6) consecutive and complete reporting quarters of the Company immediately following the Closing; and (b) a Revenue Objective requiring that DEI attain sales revenues of at least US$70,000,000 and net income of US$14,000,000 for fiscal year 2012, UEG’s designees shall have the right to convert the third tranche of 40 shares of Preferred Stock into shares of the Company’s common stock.  The sales revenue and net income objectives were attained for fiscal year 2012.

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

Commitments under leases:

Future minimum annual rental payments due are as follows:

Rental
Twelve months ending June 30,	Commitments
2014	$ 1,262,187
2015	1,198,498
2016	1,046,963
2017	542,995
Total	$ 4,050,643

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTIES

The table below sets forth the related parties and their affiliation with the Company:

Related Parties	Affiliation with the Company

Guangdong Endless Culture Co., Ltd.(GEC)	Affiliated Company controlled by the chairman and major shareholder
Zhang Hongcheng	Chairman and major shareholder

Amounts due to related parties are as follows:

	June 30,	December 31,
	2013	2012
Guangdong Endless Culture co., Ltd	$-	$4,814
Zhang Hongcheng	122,086	36,527
Total due to related parties	$122,086	$41,341

Mr. Zhang Hongcheng paid certain professional fees on behalf of FAB Media for the quarter ended September 30, 2012. Subsequently, DEI received a loan in the amount of $85,000 from Mr. Zhang Hongcheng.

FAB Media has four business locations, one of which is subleased from GEC. In addition, GEC entered into a lease agreement with Xidan Joy City on behalf of FAB Media for a term of eight-years from April 2008 to March 2016. Subsequently, FAB Media entered into a sublease agreement with GEC. The average monthly rent expense is $47,420. FAB Media paid the rental and promotion expense to Xidan Joy City directly.

NOTE 14 - SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is engaged in distribution of digital entertainment products and services. The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has three operating segments as of June 30, 2013 which are wholesale, retail and FAB kiosks/licensing.  The Company has reclassified the segment reporting as of and for the three months ended June 30, 2012 to conform to the headings and classification used for 2013.

The following table presents summary information by segment for the six months ended June 30, 2013 and 2012, respectively (in thousands):

	2013				2012
	Wholesale	Retail	Digital	Total	Wholesale	Retail	Digital	Total
Revenue	$27,750	$4,298	$16,446	$48,494	$-	$-	$1,717	$1,717
Cost of revenue	$21,999	$3,146	$3,479	$28,624	$-	$-	$662	$662
Gross Profit	$5,751	$1,152	$12,967	$19,870	$-	$-	$1,055	$1,055

Total assets	$51,754	$33,451	$109,411	$194,616	$-	$-	$14,328	$14,328
Depreciation and amortization	$128	$440	$2,786	$3,354	$-	$-	$12	$12

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SEGMENT REPORTING (Continued)

The following table presents summary information by segment for the three months ended June 30, 2013 and 2012, respectively (in thousands):

	2013				2012
	Wholesale	Retail	Digital	Total	Wholesale	Retail	Digital	Total
Revenue	$13,991	$2,272	$9,594	$25,857	$-	$-	$870	$870
Cost of revenue	$10,810	$1,669	$1,884	$14,363	$-	$-	$363	$363
Gross Profit	$3,181	$603	$7,710	$11,494	$-	$-	$507	$507

Depreciation and amortization	$68	$222	$1,415	$1,705	$-	$-	$6	$6

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

Company Overview

Below is an update of our entire business, from the operations of our wholly-owned subsidiary Digital Entertainment International Ltd. (“DEI”), to our media business of podcast services, apps, advertising, and premium subscriptions.  We believe our business of selling and distributing copyright protected media and content in China will continue to grow and generate profits due to the brand recognition of FAB in China as well as the continued support of the government for copyright protection in China.  We believe our Media business will also continue to grow and generate profits due to the size of our podcast operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through our publishing platform, advertising, sale of Apps and paid subscriptions for content. The network growth of our media operation has occurred faster than initially expected and it is management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and audiences showing increased interest in the medium.  FAB Universal believes that our network and relevance in our industry will continue to grow and that we are positioned to be one of the leading companies in the podcast monetization business.  Our business is broken into three segments including: Retail, Wholesale and Kiosk/ Licensing/Podcasting.  In order to expand our business of media entertainment and copyright transaction, in June 2013 we made approximately a $13 million dollar refundable deposit to purchase the Longyuan Building in Miyun, Beijing, which purchase is subject to the approval of the Company’s board of directors, [which is still pending as of the date of this filing], pursuant to a Memorandum of Understanding entered into by BFHTT with the relevant sellers.  The building is being purchased mainly for the development of our new Talent representation and production as well as other media and entertainment related businesses of the Company. The building will be mainly used for performance rehearsal, recording studios, music production as well as media entertainment, and 5C kiosk R&D.  The building is 95,000 square feet and the Company intends to lease the remaining space in the building to third parties to earn rental income. DEI has signed 10 artists. Should the board approval be received, we will be obligated to make two remaining payment installments prior to transfer, the first not later than November 2013 in the approximate amount of $13 million and the second not later than March 2014 in the approximate amount of $6.5 million.

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

On October 12, 2012, FAB held the grand opening of the 20,000 square foot entertainment superstore in the high-end Beijing shopping district of SoShow. The store is designed to satisfy the tastes of a swiftly emerging middle class with maturing entertainment expectations.  DEI’s SoShow store provides Beijing shoppers with its first audio visual “hypermarket.” As a preferred venue for product announcements, publishing parties, studio releases, author readings, movie showings, live promotional performances and concerts, DEI’s SoShow outlet is one of China’s first ultra-modern entertainment destination for music lovers, film buffs, game enthusiasts, and early electronic adopters.

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

Wholesale

FAB wholesale distribution provides audio- visual products such as compact discs, video compact discs and digital video discs as well as books and magazines to audio- visual products retailers. FAB distributes these media products to over 80 customers including Sohu, Dangdang and Century Outstanding Information Technology Company, a subsidiary of Amazon.com.   FAB’s wholesale business caters to three types of customers: large retail stores, FAB license stores and small wholesale/resellers. Customers place orders by telephone, through the internet or in-person and fulfillment is handled by FAB’s vehicle fleet or through direct warehouse access.

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

In 2008, FAB was granted a license by China’s Ministry of Commerce to license its business model that has been well received by entrepreneurs throughout the country.  FAB has quickly grown its nationwide business network through its license and regional agent programs and to date has expanded to over 40 cities and now has an installed network base approaching 16,000 Intelligent Media Kiosks.

FAB kiosk is an innovative self-service vending kiosk designed and launched by DEI in 2008.  The kiosks target the millions of mobile and portable device users combing interactive touch screen and LED display with a large selection of copyrighted content such as music, movies and games.  The content is contained on internal hard drives within each terminal thereby eliminating bandwidth download problems associated with the internet and providing content owners with a secure closed system for digital file protection and accurate transparent accounting. The terminals are updated and monitored via web-linked electronic communications.  There are thousands of licensed digital entertainment content files in each kiosk, such as music, movie and TV episodes, which allows the customer to play or download to their portable device or memory card with payment by cash, FAB membership card or ATM card.  FAB has deployed approximately 16,000 kiosks through our licensing program. Most of the kiosks are located in high-traffic areas, such as, office buildings, shopping malls, and retail stores.  Revenue is generated by selling pre-paid membership cards, charging licensing fees and providing advertising.

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

FAB hosted the fourth International Digital Culture Industry Investment and Finance Summit on May 19th and 20th, 2013.  Our newest board member’s (Mr. Rogers’) involvement in the Company’s future business plan and speech at the Summit helped to boost investor interest in the 5C Kiosks and other business plan. As a result, 5C single kiosk licensees increased significantly. In May 2013, 1,237 5C single license agreements were signed while the previous monthly number was approximately 500 agreements.

In June, 2013, FAB signed an "Advertising Business Cooperation Agreement" with Shanghai Qiu Jia Culture Communication Co., Ltd. Under the agreement, FAB will provide a fixed period of time to broadcast Qiu Jia Culture agent advertising content on the advertising screen of 5C Kiosks. The company will continue to pursue similar agreements with other advertising agencies and to ensure long-term and stable advertising revenue.

FAB Membership

In order to retain customers and increase cross-sales, DEI launched its client retention program, the FAB membership program in 2008.  This program entitles customers to download digital content from FAB kiosks at lower costs than non-member customers.  During the second quarter, sale of membership card reached more than 163,000. The membership provides bonus points for member’s purchasing products in any of the flagship stores.  The bonus points can be exchanged later for non-cash gifts. FAB offers the following membership levels:

Price	Duration	Number of Downloads
RMB 100	3-month

Points are used when downloading different content. The range is 1-3 points per song, film, coupon, etc.

1 point=RMB 1 yuan

So the download number for a card depends on what content the member accesses.

RMB 200	12-month
RMB 300	12-month
RMB 400	12-month
RMB 500	12-month

Libsyn Media

Libsyn is the subsidiary for our digital media and entertainment business.  Libsyn is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method for episodic, audio and video shows.  The Libsyn Network received over 450 million download requests for shows in 2006, 1 billion download requests in 2007, 1.2 billion download requests in 2008, 1.4 billion download requests in 2009,  1.6 billion in 2010, 1.3 billion in 2011 and 1.6 billion in 2012 to approximately 50 million total audience members throughout the year.  Libsyn's publishing platform hosts 14,760 shows in the second quarter of 2013. Management believes that Libsyn offers the best podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  The total number of episodes on the Network totaled 1,474,560 during the second quarter of 2013, all of which are available for immediate distribution.  With the continuing success of iPods, iPhones, iPads, Android’s mobile phones, Blackberry’s smartphones, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  LibsynPRO Enterprise service has 104 network publishers.  As Libsyn derives a portion of its revenues through data transfer from PRO customers, our feature rich version of the PRO publishing platform provides Management with the tools to grow the number of PRO publishers and generates revenue associated with our data transfer business.  During the first six months of 2013, revenue from data transfer totaled $290,330.

     Libsyn – Publishing Service

In 2012 the Libsyn Network received approximately 1.6 billion download requests for podcast episodes vs. 1.3 billion download requests in 2011, from a wide variety of distribution outlets to which Libsyn syndicates content.  The Libsyn network received over 4.9 million requests for shows per day throughout 2013.  Our network reaches over 27 million people around the world, creating what Management believes is a strong media asset and a very compelling platform for advertisers as well as smartphone App sales.  Download requests are calculated by counting the number of shows requested for download by audience members.  Libsyn works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform and through the sale of Apps.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Libsyn’s third party advertising partners and its in-house advertising sales team to fill.

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

In the second quarter of 2013, our efforts focused primarily on the development of applications to distribute podcasts to two new device types/markets.  An application framework was created to publish individual podcast applications to the Microsoft Windows Store.  These applications can be installed on computers and tablets running the Microsoft Windows 8 operating system.  Also, a similar application framework was developed for the Microsoft Windows Phone 8 store.  These tow applications allow audience members to consume podcast content and purchase premium podcast subscriptions.

The continued development of the next iteration of the Libsyn platform (Libsyn 4) was the primary development focus for the second quarter. The development team made great strides to prepare this version of the platform for release.

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

Sale of Podcast Apps

FAB created Apps that work on the iPhone and Android platforms and are currently for sale in the iTunes App Store, Windows 8 Market and the Amazon App Store. FAB currently has approximately 3,770 Apps for sale.  Podcasters then market their very own App to their show’s audience, many of whom use iPhones, iPods and Android phones.  Management believes podcasters can be very successful marketing Apps to their audience, as they know their audience better than anyone else and are great influencers of their audience.  The reasons Management believes an audience member would want to purchase Apps are: 1) Easier, faster access to the content.  2) Bonus content exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts.  4) Social communication features.

FAB currently offers this App as a free monetizational tool to podcasters on the Libsyn Network as long as they have a qualifying monthly account.  Currently, there are approximately 14,760 shows on the Libsyn Network and approximately 27 million audience members who consume podcasts.  Libsyn submits each App for approval, which is not guaranteed and is based on the respective terms of service and approval process of the App Store, and manages the collecting of the revenue and distribution of the podcaster’s share of the revenues.  FAB expects to retain approximately 35% of the sale price that ranges from $.99 to $4.99 in most cases.  These Apps are currently being sold around the world via Apple’s App Store, the Verizon Store and the Amazon App Store. In the first six months of 2013, revenue from App and subscription sales totaled $222,927.

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

Libsyn - Advertising

In the first six months of 2013, Libsyn has executed multiple national brand advertising campaigns for companies including Audible, Hover and Ting.  These campaigns run across multiple shows, with different advertisers, resulting in $458,459 in advertising revenue.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012.

During the second quarter ended June 30, 2013, FAB recorded revenue of $25.9 million, an increase of $25.0 million, from our revenue of $0.9 million in the same period of 2012.  This increase was driven by an increase in revenue from the acquisition of DEI. During the second quarter of 2013, DEI reported $24.7 million of revenue.  During the second quarter of 2013, revenue from the wholesale segment of DEI generated $14.0M in revenue with the retail segment providing $2.3M and Kiosks/licensing delivering $8.4M. The Libsyn business saw revenue of $1.1 million with significant increases in hosting fees, ad revenue and the addition of subscription revenue.  The increase in hosting fees was due to the increase in the number of producers using our services.

During the second quarter of 2013, our cost of revenue was $14.4 million, an increase of $14.0 million over the 2012 figure of $0.4 million.  This increase was driven by the addition of the DEI business and cost of revenue for the sale of copyright protected media. The costs driving DEI’s cost of revenue are the cost of the media being sold, the cost to deliver the media to the customer, and the license fee to the copyright holders. We also saw an increase in our bandwidth cost and credit card fees during the second quarter of 2013 in our Libsyn business, which was driven by the increase in sales of our services.  FAB generated a gross profit of $11.5 million in the second quarter of 2013, versus a gross profit of $0.5 million in the same period of 2012.

In the second quarter of 2013, FAB had operating expenses of $4.0 million, as compared to $1.0 million in the second quarter of 2012.  Our operating expenses consisted of:

•

Selling expenses increased to $1.0 million in the second quarter 2013, from $28,161 in the second quarter of 2012.  The increase was due to the addition of DEI, adding $1.0 million of incremental selling expense.

•

General and administrative expenses increased to $2.5 million in the second quarter of 2013, from $0.7 million in the same period of the prior year.   The increase was driven because of the addition of DEI and the administrative costs associate with this new business.  Consulting fees increased to $0.4 million in the second quarter of 2013 from $0.2 million in the same quarter of 2012. This is due to the payment of consultants with stock in 2013.

•

Research and development costs for the quarter ended June 30, 2013 were $73,189 versus $69,867 for the same period in 2012.

Net income available to common stockholders increased to $5.7 million for the quarter ended June 30, 2013, as compared to a net loss available to common stockholders of $0.3 million for the same period in 2012.  This increase in net income available to common stockholders for 2013 was due to the acquisition of DEI.  During the second quarter of 2013, non-cash expenditures totaled $1,920,222, as compared to $203,153 for the second quarter of 2012.  Basic and diluted earnings per common share were $0.28 in the second quarter of 2013, compared to $0.04 loss per share for the second quarter of 2012.

Six Months Ended June 30, 2013 and 2012

During the first six months ended June 30, 2013, FAB recorded revenue of $48.5 million, an increase of $46.8 million, from our revenue of $1.7 million in the same period of 2012.  This increase was driven by an increase in revenue from the acquisition of DEI. During the first six months of 2013, DEI reported $46.1 million of revenue.  During the first six months of 2013, revenue from the wholesale segment of DEI generated $27.7M in revenue with the retail segment providing $4.3M and Kiosks/licensing delivering $14.1M. The Libsyn business saw revenue of $2.3 million with significant increases in Hosting fees, ad revenue and the addition of subscription revenue.  The increase in hosting fees was due to the increase in the number of producers using our services.

During the first six months of 2013, our cost of revenue was $28.6 million, an increase of $27.9 million over the 2012 figure of $0.7 million.  This increase was driven by the addition of the DEI business and cost of revenue for the sale of copyright protected media. The costs driving DEI’s cost of revenue are the cost of the media being sold, the cost to deliver the media to the customer, and the license fee to the copyright holders. We also saw an increase in our bandwidth cost and credit card fees during the first six months of 2013 in our Libsyn business, which was driven by the increase in sales of our services.  FAB generated a gross profit of $19.9 million in the first six months of 2013, versus a gross profit of $1.0 million in the same period of 2012.

In the first six months of 2013, FAB had operating expenses of $8.2 million, as compared to $2.7 million in the first six months of 2012.  Our operating expenses consisted of:

•

Selling expenses increased to $2.0 million in the first six months 2013, from $96,600 in the first six months of 2012.  The increase was due to the addition of DEI, adding $1.9 million of incremental selling expense.

•

General and administrative expenses increased to $5.1 million in the first six months of 2013, from $1.5 million in the same period of the prior year.   The increase was driven because of the addition of DEI and the administrative costs associate with this new business.  Consulting fees remained flat at to $0.9 million in the first six months of 2013 and $0.9 million in the same period of 2012.

•

Research and development costs for the first six months of 2013 were $140,539 versus $135,749 for the same period in 2012.

Net income available to common stockholders increased to $8.7 million for the first six months of 2013, as compared to a net loss available to common stockholders of $1.3 million for the same period in 2012.  This increase in net income available to common stockholders for 2013 was due to the acquisition of DEI.  During the six months of 2013, non-cash expenditures totaled $3.7 million, as compared to $1.9 million for the same period of 2012.  Basic and diluted earnings per common share were $0.42 in the first six months of 2013, compared to $0.16 loss per share for the same period of 2012.

The following is a summary of non-cash expenditures:

	For the Six		For the Three
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NON-CASH EXPENDITURES
Stock option grants	$ 49,858	$ 4,359	$ 49,858	$ 2,179
Depreciation and amortization expense	3,354,115	11,963	1,705,564	6,074
Non-cash expense	3,403,973	16,322	1,755,422	8,253
Expenditures paid with issuance of stock	329,600	1,026,505	164,800	194,900
Total non-cash expenditures	$3,733,573	$1,042,827	$1,920,222	$203,153

Liquidity and Capital Resources.

Current assets at June 30, 2013 included $36.8 million in cash and accounts receivable, an increase of $10.2 million, from our cash and accounts receivable of $26.6 million at December 31, 2012.  The increase is due to cash provided by the operations of DEI and the collection of cash upfront for signed long term contracts for our 5C Kiosk business.  Our cash balance increased $8.0 million from December 31, 2012

Net cash used in investing activities during the first six months of 2013 was $14,719,323 versus cash used in investing activities of $390,070 during the first six months of 2012.  The increase was driven by the payment of a long-term refundable deposit of $13 million for the purchase of a building in the first six months of 2013. Should the board approval purchase of the Longyuan Building in Miyum, Beijing, we will be obligated to make two remaining payment installments prior to transfer of the building, the first not later than November 2013 in the approximate amount of $13 million and the second not later than March 2014 in the approximate amount of $6.5 million.

During the six months ended June 30, 2013, cash used in financing activities was $147,304 which was due to the repayment of notes payable totaling $1.8 million off-set by proceeds borrowed of $1.6 million. In the first six months of 2012, the Company had no cash provided by financing activities.

Off-balance sheet arrangements

As of June 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements.

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

As of June 30, 2013, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that FAB Universal has issued during the three month period ended June 30, 2013, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Description

InSpeech LLC	5/24/2013	80,000	Consulting Services

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Mine Safety Disclosures.

     None; not applicable.

Item 5.   Other Information.

None; not applicable.

(b)  During the quarterly period ended June 30, 2013, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

(b) Exhibits

Exhibit No.

Document Description

31.1

Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13A-14(a)/15d-14(a)

                             of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-

                             14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of

                             2002.

32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906

of the Sarbanes-Oxley Act

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906

of the Sarbanes-Oxley Act

101   Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	8/14/13	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	8/14/13	/s/ John Busshaus
John Busshaus
Chief Financial Officer