Form 10-Q
period 2013-09-30
FAB Universal Corp.
filed 2013-11-14
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [ ]  No [X]

As of November 4, 2013, there were 20,805,860 shares of common stock, par value $0.001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Unaudited Condensed Consolidated Financial Statements of FAB Universal Corp., a Colorado corporation ( the “Company,” “we,” “our,” “us” and words of similar import), required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related notes.

FAB UNIVERSAL CORP AND SUBSIDIARIES
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2013		December 31, 2012
CURRENT ASSETS:
Cash	$ 43,575,330		$ 19,671,937
Accounts receivable, net	10,264,310	[1]	6,927,045	[1]
Advances to suppliers, net	81,500		154,770
Inventory	6,552,797		5,207,008
Deferred tax assets, current	2,537,494		1,771,799
Other current assets	293,724		979,021
Total current assets	63,305,155		34,711,580

Property, and equipment, net	16,482,771		16,720,637
Goodwill	61,538,155		60,652,957
Intangible assets, net	24,730,658		27,875,748
Deferred tax assets, non-current	5,237,776		3,346,166
Long-term deposits	39,476,943		24,488,131
Total assets	$ 210,771,458		$ 167,795,219
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank loans	$ 1,797,849		$ 2,072,619
Accounts payable	7,451,436		6,471,270
Accrued expenses	2,932,105		3,077,785
Deferred revenue, current	13,094,805		8,250,402
Taxes payable	2,804,354		1,603,821
Due to related parties	122,184		41,341
Other payable	1,956,728		1,910,378
Total current liabilities	30,159,461		23,427,616

Long-term deposits from customers	2,359,053		2,474,604
Deferred revenue, non-current	24,978,957		7,923,450
Long-term payables	-		39,204
Total liabilities	57,497,471		33,864,874
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock	-	[2]	-	[2]
Common stock	20,806	[3]	20,469	[4]
Additional paid-in capital	207,716,509		206,786,139
Accumulated other comprehensive income	3,772,701		1,384,365
Accumulated deficit	(58,236,029)		(74,260,628)
Total stockholders' equity	153,273,987		133,930,345
Total liabilities and stockholders' equity	$ 210,771,458		$ 167,795,219

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

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$ 29,751,523	$ 1,745,015	$ 78,245,155	$ 3,462,498
Cost of Revenue	15,661,462	784,226	44,285,593	1,446,422
Gross Profit	14,090,061	960,789	33,959,562	2,016,076

OPERATING EXPENSES
Selling expenses	1,392,280	84,507	3,368,451	181,106
General and administrative	3,032,927	4,095,442	8,150,717	5,582,699
Consulting fees	378,578	1,491,591	1,309,170	2,452,027
Research and development	83,388	73,337	223,927	209,086
Total Expenses	4,887,173	5,744,877	13,052,265	8,424,918
Income (loss) from continuing operations	9,202,888	(4,784,088)	20,907,297	(6,408,842)

OTHER INCOME (EXPENSE):
Gain on disposal of assets	-	-	-	6,000
Interest income	27,079	132	55,638	217
Interest (expense)	(66,523)	(160)	(109,677)	(160)
Other income (expense)	(7,458)	(876)	(62,428)	(1,779)
Total Other Income (Expense)	(46,902)	(904)	(116,467)	4,278
Income (loss) from continuing operations before income taxes	9,155,986	(4,784,992)	20,790,830	(6,404,564)

Income tax expense	1,864,547	52,352	4,766,231	52,352

Net income (loss) from continuing operations	7,291,439	(4,837,344)	16,024,599	(6,456,916)

Net income from discontinued operations, net of tax	-	(113,929)	-	178,276

Net Income (loss)	7,291,439	(4,951,273)	16, 024,599	(6,278,640)

Other comprehensive income
Foreign currency translation gain	354,277	337,560	2,388,336	337,560

COMPREHENSIVE INCOME (LOSS)	$ 7,645,716	$ (4,613,713)	$ 18,412,935	$ (5,941,080)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$ 0.35	$ (0.50)	$ 0.77	$ (0.73)
BASIC AND DILUTED INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	0.00	(0.01)	0.00	0.02
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$ 0.35	$ (0.51)	$ 0.77	$ (0.71)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	20,805,860	9,724,735	20,741,007	8,861,498

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities
Net income (loss) from continuing operations	$ 16,024,599	$ (6,456,916)
Net income from discontinued operations	-	178,276
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock issued to employees and consultants	329,600	5,312,783
Non-cash compensation - options vested	236,827	5,086
Gain on disposal of equipment	-	(6,000)
Deferred tax benefit	(2,545,302)	-
Depreciation and amortization expense	5,066,622	83,038
Change in assets and liabilities:
Accounts receivable	(3,191,914)	242,969
Advances to suppliers	(81,500)	-
Prepaid expenses	704,528	(2,895)
Inventory	(1,242,351)	210,068
Accounts payable	867,169	(605,634)
Accrued expense	182,638	(146,527)
Taxes payable	1,162,586	132,814
Deferred revenue	21,524,261	53,717
Net Cash Provided by (Used in) Continuing Operations	39,037,763	(999,221)
Net Cash Provided by Discontinued Operations	-	100,071
Net Cash Provided by (Used in) Operating Activities	39,037,763	(899,150)

Cash Flows from Investing Activities:
Cash acquired from Acquisition of DEI	-	13,413,658
Purchases of property and equipment	(423,974)	(10,483)
Purchases of copyrights	(492,787)	-
Cash of discontinued operations	-	(405,700)
Proceeds from sale of equipment	-	6,000
Payment of long-term deposits	(14,279,029)	-
Net Cash (Used in) Provided by Investing Activities	(15,195,790)	13,003,475

Cash Flows from Financing Activities:
Issuance of common Stock	-	1,108,923
Proceeds from notes payable	1,621,044	-
Proceeds from related party	80,137	-
Payments of notes payable	(2,122,915)	-
Net Cash (Used in) Provided by Financing Activities	(421,734)	1,108,923

Effect of Exchange Rate Fluctuation on Cash	483,154	40,331

Net Increase in Cash	23,903,393	13,253,579
Cash at Beginning of Period	19,671,937	1,442,465
Cash at the End of Period	$ 43,575,330	$ 14,696,044
Supplemental Disclosures of Cash Flow Information
Interest	$ 137,774	$ 156
Income taxes	$ 6,477,260	$ -

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental Disclosure of Non- Cash Investing and Financing Activities:	For the Nine Months Ended
	September 30, 2013	September 30, 2012

Value of stock issued upon exercise of options for services	-	4,159,800
Cashless exercise of warrants	-	67,086
Expenditures paid with issuance of stock	329,600	953,504

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

FAB Digital is a wholly owned subsidiary of FAB Media and specializes in the distribution of entertainment and audio visual products through its two flagship stores in Beijing as well as its online stores. Beijing Jinglvtong Travel and Science Technology Co., Ltd., which is fully owned by FAB Digital, changed to Beijing FAB Huzhong Times Technology Co., Ltd. (“BFHTT”) in May 2013.

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

Reclassification – The financial statements for the period ended September 30, 2012 have been reclassified to conform to the headings and classifications used in the September 30, 2013 financial statements.

Stock Split - On February 23, 2012, the Company effected a 1 for 12 reverse stock-split.  All references to stock issuances and per share data have been retroactively adjusted to reflect this stock-split.

Inventory - Inventory includes books and video products and is recorded at the lower of cost or market, using the first-in, first-out (“FIFO”) method. The Company estimates net realizable value based on current market value and inventory aging analyses. As of September 30, 2013 no reserve for slow-moving or obsolete inventory was considered necessary.

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

Functional Currency / Foreign Currency Translation – The functional currency of FAB Universal Corp is the United States Dollar (USD).  The functional currency of DEI is the Renminbi (“RMB”) and its reporting currency is U.S. dollars for the purpose of these financial statements. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rates (6.1211 RMB to $1 at September 30, 2013) and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during 2013 (6.1689 RMB to $1) in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable approximates their recorded values due to their short-term maturities. Long-term deposits represent cash and therefore, their carrying value represents fair value.

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

Leasehold improvements                                                                     Shorter of lease terms or estimated useful life

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and other Intangible Assets - The Company accounts for goodwill and other intangible assets in accordance with provisions of FASB -ASC Topic 350, Intangibles--Goodwill and Other.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350.  Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment.  Topic 350 requires that intangible assets with finite lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with Topic 360, criteria for recognition of an impairment of Long-Lived Assets. There was no indication of goodwill or other intangible impairment during the nine months ended September 30, 2013.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There is no material uncertain tax position as of September 30, 2013 and 2012 (See note 9 – Capital Stock and note 12- Contingencies).

Concentrations - For the three months and nine months ended September 30, 2013 and 2012, no individual customer accounted for more than 10% of the total revenues.  No single customer accounted for more than 10% of total outstanding accounts receivable as of September 30, 2012.

For the three months and nine months ended September 30, 2013 and 2012, no individual vendor accounted for more than 10% of the total purchase. No single vendor accounted for more than 10% of total outstanding accounts payable as of September 30, 2013 and 2012.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consists of:

	September 30,	December 31,
	2013	2012
Digital Entertainment International - DEI	$50,053,904	$49,168,706
Webmayhem Inc.(Libsyn)	11,484,251	11,484,251
Total Goodwill	$61,538,155	$60,652,957

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other intangible assets - Other intangible assets consist of customer relationships, intellectual property, a trade name, copyrights purchased and three non-compete agreements, which were obtained through the acquisition of DEI. Management considers these intangible assets to have finite-lives except the trade name. These assets are being amortized on a straight-line basis over their estimated useful lives.

On July 15, 2013, the Company purchased program broadcast non-exclusive copyright of $13,874 (RMB 85,000) from Xi’an Jiayunshe Digital Entertainment Distribution Co., LTD. On August 16, 2013, the Company purchased program broadcast non-exclusive copyright for $26,931 (RMB 165,000) from Beijing Universal Audio and Video Club. On August 28, 2013, the Company purchased program broadcast non-exclusive copyright of $48,966 (RMB 300,000) from Beijing Langsi Culture Development Co., LTD. On September 1, 2013, the Company purchased program broadcast non-exclusive copyright of $ 407,896 (RMB 2,500,000) from H.G.C Entertainment Limited. These assets are being amortized on a straight-line basis over their estimated useful lives.

As of September 30, 2013, identifiable intangible assets consist of following:

	Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Customer Relationships	$8,900,000	3	$ 3,054,384	$ 231,137	$ 6,076,753
Intellectual Property	4,300,000	3	1,475,713	111,672	2,935,959
Trade name	13,876,000	(a)	(a)	413,712	14,289,712
Copyrights	493,449	2	25,282	-	468,167
Non-compete agreements	1,885,200	2	970,469	45,336	960,067
Total	$29,454,649		$ 5,525,848	$ 801,857	$ 24,730,658

(a)  The FAB trade name has been determined to have an indefinite life and is not amortized.

Amortization expense for the three months ended September 30, 2013 and 2012 was $ 1,395,533 and $0, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 was $4,108,444 and $0, respectively.

The estimated future amortization expenses related to other intangible assets exclusive of the trade name as of September 30, 2013 are as follows:

For twelve months ending September 30,
2014	$ 5,592,796
2015	4,634,281
2016	213,869
Total	$ 10,440,946

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30,	December 31,
	2013	2012
Accounts receivable	$10,278,310	$6,941,045
Allowance for doubtful accounts	(14,000)	(14,000)
Accounts receivable, net	$10,264,310	$6,927,045

Currently, the Company grants credit to customers with a well-established credit history with terms from net 30 days to twelve months while the Company generally requests other customers to pay either in advance or upon delivery. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are as follows:

	September 30,	December 31,
	2013	2012
Electronic equipment	$ 1,567,644	$ 1,436,466
Office furniture and equipment	61,057	54,077
Vehicles	368,908	57,471
Building	13,983,877	13,997,618
Leasehold improvements	3,672,511	3,607,563
	19,653,997	19,153,195
Less: Accumulated depreciation	(3,171,226)	(2,432,558)
Total property and equipment, net	$ 16,482,771	$ 16,720,637

Depreciation expense for the three months ended September 30, 2013 and 2012 was $ 316,975 and $12,787, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $958,179 and $26,530, respectively.

NOTE 6 – LONG-TERM DEPOSITS

Long term deposits consist of following:

	September 30,	December 31,
	2013	2012
Prepayments for setting up flagship stores	$21,238,012	$20,862,420
Anti-piracy sales guarantee deposits	4,901,080	3,370,083
Prepayment for real estate purchase	13,069,546	-
Rent deposits	268,305	255,628
Total Long-Term Deposits	$39,476,943	$24,488,131

Long term deposits include anti-piracy sales guarantee deposits made to product licensors by FAB Media, rent deposits made to landlords, prepayment for real estate purchase and prepaid payment which made to commission agents. The deposits for no-piracy sales guaranties are fully refundable when FAB Media decides to terminate the license agreements with the licensors to sell their products. The rent deposits are also fully refundable at the end of the lease term. The prepaid payments are used for new FAB flagship stores opening in other locations and real estate purchasing.

NOTE 7 – SHORT-TERM LOANS

Short-term bank loans consist of a $1,641,862 loan from Bank of Communications and a $155,987 loan from Prime Rate Premium Finance Corp as of September 30, 2013.

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

On September 23, 2012, FAB Digital entered into a loan agreement with Bank of Communications (“CM”) for a one-year term loan due October 10, 2013 in the amount of RMB 50,000 (approximately $0.008 million). The interest rate of the loan is approximately 6.00%, which is a variable interest rate, based on the one year benchmark rates of similar loans published by the People’s Bank of China.

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

DEI recorded deferred tax assets which represent temporary differences arising primarily from deferred revenue and the allowance for doubtful accounts. Deferred tax assets are as follows:

	September 30,	December 31,
	2013	2012
Current deferred tax assets
Deferred revenue	$2,537,494	$1,771,799
Valuation allowance	-	-
Net current deferred tax assets	$2,537,494	$1,771,799

Non-current deferred assets
Deferred revenue	$5,237,776	$3,346,166
Valuation allowance	-	-
Net non-current deferred tax assets	5,237,776	3,346,166
	$7,775,270	$5,117,965

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES (Continued)

FAB Universal is incorporated in the U.S. and incurred a net operating loss for income tax purposes. As of September 30, 2013, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $52,086,000 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized by 2033.  Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2013. The net change in the valuation allowance for the nine months ended September 30, 2013 and 2012 was an increase of approximately $86,000 and $2,537,000, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

NOTE 9 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of September 30, 2013, the Company had 290 Series B Preferred shares issued and outstanding.

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

1 for 12 Reverse Stock Split – On February 8, 2012, the Company shareholders approved a 1 for 12 reverse stock-split for shareholders of record on February 23, 2012. All share and per share amounts in the accompanying consolidated financial statements have been restated to reflect the split.  The Company issued 2,739 common shares for the fractional shares resulting from the split.

Common Stock - The Company has authorized 200,000,000 shares of common stock, $.001 par value.  As of September 30, 2013, the Company had 20,805,860 common shares issued and outstanding.

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

NOTE 9 - CAPITAL STOCK (Continued)

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

On September 26, 2012, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of DEI, a company incorporated under the law of the Hong Kong Special Administrative Region in exchange for the issuance of a total of 10,282,611 “unregistered” and “restricted” shares of the Company’s common stock, representing 49% of the Company’s issued and outstanding common shares, on a fully-diluted basis, immediately after the closing. (see note 13 – Contingencies)

On September 28, 2012, the Company issued 123,000 common shares upon the exercise of options valued at $632,220 to consultants for services.

Effective October 1, 2012, FAB Universal Corp spun-off FHA, a wholly owned.  Each shareholder of FAB Universal received one share of common stock of FHA for each share of FU held as of the record date of September 5, 2012.  FHA is traded on the OTCBB under the ticker symbol “FUTU”.

NOTE 10 – STOCK OPTIONS AND WARRANTS

At September 30, 2013, the Company had 99,060 warrants outstanding to purchase common stock of the Company at $5.16 per share held by Iroquois Master Fund Ltd.

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

NOTE 10 – STOCK OPTIONS AND WARRANTS (Continued)

Plan	Total	Options Exercised	Remaining
Name	Available	During 2013	Available
2013 Plan	3,000,000	0	3,000,000
2012 Plan	3,000,000	0	1,788,667
2010 Plan	166,667	0	0
2009 Plan	166,667	0	0
2008 Plan	16,667	0	28
2008 Key Employee Plan	33,334	0	260
2007 Plan	16,667	0	12
2007 Key Employee Plan	16,667	0	0
2006 Key Employee Plan	11,459	0	0
Total	6,428,128	0	4,788,967

There were 250,000 options granted during the first nine months of 2013.  The options granted during 2012 were immediately vested and exercised. Therefore, their fair value was the same as the market price of the stock issued when exercised.

The Company had no non-vested options at the beginning of the year.  At September 30, 2013 the Company had 250,000 options granted that remain unexercised.

During the three months ended September 30, 2013 and 2012, the Company recorded $186,969 and $0 of non-cash compensation expense related to the vested stock options issued to directors and employees.  For the three months September 30, 2013 and 2012, the Company recorded non-cash compensation cost of $0 and $3,854,299 for vested and exercised options issued to management, board members, employees and consultants.

During the nine months ended September 30, 2013 and 2012, the Company recorded $236,827 and $5,086 of non-cash compensation expense related to the vested stock options issued to directors and employees.  For the nine months September 30, 2013 and 2012, the Company recorded non-cash compensation cost of $0 and $4,159,800 for vested and exercised options issued to management, board members, employees and consultants.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME PER COMMON SHARE

The following data show the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Net income (loss) from continuing operations	$7,291,439	$(4,837,344)	$16,024,599	$(6,456,916)
Net income (loss) from discontinued operations	-	(113,929)	-	178,276
Net income (loss) available to common shareholders (numerator)	$7,291,439	$(4,951,273)	$16,024,599	$(6,278,640)
Weighted average number of common shares outstanding during the period used in basic and diluted loss per share (denominator)	20,805,860	9,724,735	20,741,007	8,861,498

At September 30, 2013, the Company had 99,060 warrants outstanding to purchase common stock of the Company at $5.16 per share and the Company has 250,000 options outstanding to purchase common stock of the Company at $3.52 per share, which were not included in diluted earnings per share computation as they were anti-dilutive.

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

Commitments under leases:

Future minimum annual rental payments due are as follows:

Rental
Twelve months ending September 30,	Commitments
2014	$ 1,245,129
2015	1,201,650
2016	897,784
2017	395,944
Total	$ 3,740,507

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTIES

The table below sets forth the related parties and their affiliation with the Company:

Related Parties	Affiliation with the Company

Guangdong Endless Culture Co., Ltd.(GEC)	Affiliated Company controlled by the chairman and major shareholder
Zhang Hongcheng	Chairman and major shareholder

Amounts due to related parties are as follows:

	September 30,	December 31,
	2013	2012
Guangdong Endless Culture co., Ltd	$-	$4,814
Zhang Hongcheng	122,184	36,527
Total due to related parties	$122,184	$41,341

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

The Company is engaged in distribution of digital entertainment products and services. The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has three operating segments as of September 30, 2013 which are wholesale, retail and FAB kiosks/licensing.  The Company has reclassified the segment reporting as of and for the three and nine months ended September 30, 2012 to conform to the headings and classification used for 2013.

The following table presents summary information by segment for the nine months ended September 30, 2013 and 2012, respectively (in thousands):

	2013				2012
	Wholesale	Retail	Digital	Total	Wholesale	Retail	Digital	Total
Revenue	$41,728	$6,815	$29,702	$78,245	$-	$-	$3,462	$3,462
Cost of revenue	$33,126	$4,989	$6,170	$44,285	$-	$-	$1,446	$1,446
Gross Profit	$8,602	$1,826	$23,532	$33,960	$-	$-	$2,016	$2,016

Total assets	$60,353	$38,744	$111,674	$210,771	$-	$-	$158,411	$158,411
Depreciation and amortization	$190	$661	$4,215	$5,067	$-	$-	$83	$83

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SEGMENT REPORTING (Continued)

The following table presents summary information by segment for the three months ended September 30, 2013 and 2012, respectively (in thousands):

	2013				2012
	Wholesale	Retail	Digital	Total	Wholesale	Retail	Digital	Total
Revenue	$13,978	$2,517	$13,256	$29,751	$-	$-	$1,745	$1,745
Cost of revenue	$11,127	$1,843	$2,691	$15,661	$-	$-	$784	$784
Gross Profit	$2,851	$674	$10,565	$14,090	$-	$-	$961	$961

Depreciation and amortization	$63	$221	$1,429	$1,713	$-	$-	$12	$12

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

Company Overview

Below is an update of our entire business, from the operations of our wholly-owned subsidiary Digital Entertainment International Ltd. (“DEI”), to our media business of podcast services, apps, advertising, and premium subscriptions.  We believe our business of selling and distributing copyright protected media and content in China will continue to grow and generate profits due to the brand recognition of FAB in China as well as the continued support of the government for copyright protection in China.  We believe our Media business will also continue to grow and generate profits due to the size of our podcast operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through our publishing platform, advertising, sale of Apps and paid subscriptions for content. The network growth of our media operation has occurred faster than initially expected and it is management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and audiences showing increased interest in the medium.  FAB Universal believes that our network and relevance in our industry will continue to grow and that we are positioned to be one of the leading companies in the podcast monetization business.  Our business is broken into three segments including: Retail, Wholesale and Digital (Kiosk/ Licensing/Podcasting).  In order to expand our business of media entertainment and copyright transaction, in June 2013 we made approximately a $13 million dollar refundable deposit to purchase real estate in Miyun, Beijing, which purchase is subject to the approval of the Company’s board of directors, which is still pending as of the date of this filing, pursuant to a Memorandum of Understanding entered into by BFHTT with the relevant sellers.  The building is being purchased mainly for the development of our new Talent representation and production as well as other media and entertainment related businesses of the Company. The building will be mainly used for performance rehearsal, recording studios, music production as well as media entertainment, and 5C kiosk R&D.  The building is 95,000 square feet and the Company intends to lease the approximately half the space in the building to third parties to earn rental income. DEI has signed 10 artists. Should the board approval be received, we will be obligated to make two remaining payment installments prior to transfer, the first not later than the end of November 2013 in the approximate amount of $13 million and the second not later than March 2014 in the approximate amount of $6.5 million.

Retail

DEI has conducted the retail business through its flagship stores since 2003.  We currently operate a 30,000 sq. ft. store in the prestigious Joy City shopping mall in Beijing, China and an entertainment superstore in SoShow in Beijing, China, opened in October 2012. Each store is over 20,000 square feet in size and carries the largest selection of copyright protected audio and video products in China, including CDs, VCDs, DVDs, blu-rays, books, magazines and portable electronic devices. FAB markets products to individual consumers.  The flagship stores are recognized by many Chinese consumers as the right place to buy copyright protected products.

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

The SoShow, which is in a high-end shopping district of Beijing, store is designed to satisfy the tastes of a swiftly emerging middle class with maturing entertainment expectations.  DEI’s SoShow store provides Beijing shoppers with its first audio visual “hypermarket.” As a preferred venue for product announcements, publishing parties, studio releases, author readings, movie showings, live promotional performances and concerts, DEI’s SoShow outlet is one of China’s first ultra-modern entertainment destination for music lovers, film buffs, game enthusiasts, and early electronic adopters.

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

FAB was granted a license by China’s Ministry of Commerce to license its business model that has been well received by entrepreneurs throughout the country.  FAB has quickly grown its nationwide business network through its license and regional agent programs and to date has expanded to over 40 cities and now has an installed network base in excess of 16,000 Intelligent Media Kiosks.

FAB kiosk is an innovative self-service vending kiosk designed and launched by DEI in 2008.  The kiosks target the millions of mobile and portable device users combing interactive touch screen and LED display with a large selection of copyrighted content such as music, movies and games.  The content is contained on internal hard drives within each terminal thereby eliminating bandwidth download problems associated with the internet and providing content owners with a secure closed system for digital file protection and accurate transparent accounting. The terminals are updated and monitored via web-linked electronic communications.  There are thousands of licensed digital entertainment content files in each kiosk, such as music, movie and TV episodes, which allows the customer to play or download to their portable device or memory card with payment by cash, FAB membership card or ATM card.  FAB has deployed in excess of 16,000 kiosks through our licensing program. Most of the kiosks are located in high-traffic areas, such as, office buildings, shopping malls, and retail stores.  Revenue is generated by selling pre-paid membership cards, charging licensing fees and providing advertising.

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

FAB obtained an Internet Publishing License by China's General Administration of Press and Publication, the national agency of radio, film and television. This license grants FAB Universal the right to distribute both its exclusive and acquired Chinese copyright protected audio and video digital content over the Internet and mobile phone networks.

FAB Membership

In order to retain customers and increase cross-sales, DEI launched its client retention program, the FAB membership program in 2008.  This program entitles customers to download digital content from FAB kiosks at lower costs than non-member customers.  During the third quarter, sale of membership card reached more than 143,000. The membership provides bonus points for member’s purchasing products in any of the flagship stores.  The bonus points can be exchanged later for non-cash gifts. FAB offers the following membership levels:

Price	Duration	Number of Downloads
RMB 100	3-month

Points are used when downloading different content. The range is 1-3 points per song, film, coupon, etc.

1 point=RMB 1 yuan

So the download number for a card depends on what content the member accesses.

RMB 200	12-month
RMB 300	12-month
RMB 400	12-month
RMB 500	12-month

Libsyn Media

Libsyn is the subsidiary for our digital media and entertainment business.  Libsyn is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method for episodic, audio and video shows.  The Libsyn Network received over 450 million download requests for shows in 2006, 1 billion download requests in 2007, 1.2 billion download requests in 2008, 1.4 billion download requests in 2009,  1.6 billion in 2010, 1.3 billion in 2011 and 1.6 billion in 2012 to approximately 50 million total audience members throughout the year.  Libsyn's publishing platform hosts 15,368 shows in the third quarter of 2013. Management believes that Libsyn offers the best podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  The total number of episodes on the Network totaled 1,607,196 during the third quarter of 2013, all of which are available for immediate distribution.  With the continuing success of iPods, iPhones, iPads, Android’s mobile phones, Blackberry’s smartphones, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  LibsynPRO Enterprise service has 104 network publishers.  As Libsyn derives a portion of its revenues through data transfer from PRO customers, our feature rich version of the PRO publishing platform provides Management with the tools to grow the number of PRO publishers and generates revenue associated with our data transfer business.  During the first nine months of 2013, revenue from data transfer totaled $401,672.

     Libsyn – Publishing Service

In 2012 the Libsyn Network received approximately 1.6 billion download requests for podcast episodes vs. 1.3 billion download requests in 2011, from a wide variety of distribution outlets to which Libsyn syndicates content.  The Libsyn network received over 5.2 million requests for shows per day throughout 2013.  Our network reaches over 32 million people around the world, creating what Management believes is a strong media asset and a very compelling platform for advertisers as well as smartphone App sales.  Download requests are calculated by counting the number of shows requested for download by audience members.  Libsyn works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform and through the sale of Apps.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Libsyn’s third party advertising partners and its in-house advertising sales team to fill.

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

The third quarter was a strong quarter for development of Libsyn products as significant improvements were made to the publishing platform, premium subscription service, and mobile app offerings.  The first of these improvements resulted in a beta preview of the next generation Libsyn publishing platform (Libsyn 4).  The Libsyn 4 platform allows podcasters to manage their podcasts from a greater variety of devices and web browsers including tablets.  The user interface was reorganized to make Libsyn’s functionality more transparent and easy to use.

The MyLibsyn premium subscription service was also significantly upgraded to provide the subscriber user interface with greatly improved aesthetics, easier use, and it’s tailored for both desktop and mobile devices.

The embeddable HTML5 player was also modified to better integrate with MyLibsyn.  The embedded player can now be placed on any web page. This Player that now contains premium content will direct prospective audience members to log in to MyLibsyn or purchase subscriptions to access premium content.  In larger players, subscriptions can be purchased from directly within the player, thus lowering the technical barriers to making purchases.

Producers also gained a new tool for their premium offerings.  They may now send emails to their subscribers from within the Libsyn 4 publishing platform.  This tool allows for increased engagement with their audiences and provides more value to their premium subscription offerings.

The reach of Libsyn into app stores expanded in the third quarter of 2013 as new apps debuted in two markets: The Windows Store and the Windows Phone Store.  Windows Store apps may be installed on computers and tablets running the Microsoft Windows 8 operating system while Windows Phone Store apps can be installed on Microsoft Windows 8 Phone devices. With these two app markets, Libsyn published over 1,300 new apps.

Libsyn Android apps received an upgrade treatment by gaining functionality closer to the capabilities of their respective iOS versions.

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

Sale of Podcast Apps

FAB created Apps that work on the iPhone and Android platforms and are currently for sale in the iTunes App Store, Windows 8 Market and the Amazon App Store. FAB currently has approximately 4,813 Apps for sale.  Podcasters then market their very own App to their show’s audience, many of whom use iPhones, iPods and Android phones.  Management believes podcasters can be very successful marketing Apps to their audience, as they know their audience better than anyone else and are great influencers of their audience.  The reasons Management believes an audience member would want to purchase Apps are: 1) Easier, faster access to the content.  2) Bonus content exclusively for App users. 3) Inexpensive and easy way to support their favorite podcasts.  4) Social communication features.

FAB currently offers this App as a free monetizational tool to podcasters on the Libsyn Network as long as they have a qualifying monthly account.  Currently, there are approximately 15,368 shows on the Libsyn Network and approximately 32 million audience members who consume podcasts.  Libsyn submits each App for approval, which is not guaranteed and is based on the respective terms of service and approval process of the App Store, and manages the collecting of the revenue and distribution of the podcaster’s share of the revenues.  FAB expects to retain approximately 35% of the sale price that ranges from $.99 to $4.99 in most cases.  These Apps are currently being sold around the world via Apple’s App Store, the Verizon Store and the Amazon App Store. In the first nine months of 2013, revenue from App and subscription sales totaled $343,296.

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

Libsyn - Advertising

In the first nine months of 2013, Libsyn has executed multiple national brand advertising campaigns for companies including Audible, Hover and Ting.  These campaigns run across multiple shows, with different advertisers, resulting in $655,599 in advertising revenue.

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

Results of Operations

Three Months Ended September 30, 2013 and 2012.

During the third quarter ended September 30, 2013, FAB recorded revenue of $29.7 million, an increase of $28.0 million, from our revenue of $1.7 million in the same period of 2012.  This increase was driven by an increase in revenue from the acquisition of DEI. During the third quarter of 2013, DEI reported $28.3 million of revenue.  During the third quarter of 2013, revenue from the wholesale segment of DEI generated $14.0M in revenue with the retail segment providing $2.5M and Kiosks/licensing delivering $11.8M. The Libsyn business saw revenue of $1.4 million with significant increases in hosting fees, ad revenue and the addition of subscription revenue.  The increase in hosting fees was due to the increase in the number of producers using our services.

During the third quarter of 2013, our cost of revenue was $15.7 million, an increase of $14.9 million over the 2012 figure of $0.8 million.  This increase was driven by the addition of the DEI business and cost of revenue for the sale of copyright protected media. The costs driving DEI’s cost of revenue are the cost of the media being sold, the cost to deliver the media to the customer, and the license fee to the copyright holders. We also saw an increase in our Advertising Sharing and Subscription sharing costs and credit card fees during the third quarter of 2013 in our Libsyn business, which was driven by the increase in sales of our services.  FAB generated a gross profit of $14.1 million in the third quarter of 2013, versus a gross profit of $1.0 million in the same period of 2012.

In the third quarter of 2013, FAB had operating expenses of $4.9 million, as compared to $5.7 million in the third quarter of 2012.  Our operating expenses consisted of:

•

Selling expenses increased to $1.3 million in the third quarter 2013, from $0.1 million in the third quarter of 2012.  The increase was due to the addition of staff and related salaries and social insurance.  Also, the increase is due to the increase in advertising commissions resulting from the increase in ad revenue.

•

General and administrative expenses decreased to $3.0 million in the third quarter of 2013, from $4.1 million in the same period of the prior year.   The decrease was because of the issuance of stock to employees, officers and directors during the third quarter of 2012 offset by the addition of DEI and the administrative costs associate with this business.  Consulting fees decreased to $0.4 million in the third quarter of 2013 from $1.5 million in the same quarter of 2012. This is due to the payment of consultants with stock in 2012 combined with the reduced spending for consulting services during the third quarter of 2013.

•

Research and development costs for the quarter ended September 30, 2013 were $83,388 versus $73,337 for the same period in 2012.

Net income available to common stockholders increased to $7.3 million for the quarter ended September 30, 2013, as compared to a net loss available to common stockholders of $5.0 million for the same period in 2012.  This increase in net income available to common stockholders for 2013 was due to the acquisition of DEI.  Basic and diluted earnings per common share were $0.35 in the third quarter of 2013, compared to $0.51 loss per share for the third quarter of 2012.

Nine Months Ended September 30, 2013 and 2012

During the first nine months ended September 30, 2013, FAB recorded revenue of $78.2 million, an increase of $74.7 million, from our revenue of $3.5 million in the same period of 2012.  This increase was driven by an increase in revenue from the acquisition of DEI. During the first nine months of 2013, DEI reported $74.5 million of revenue.  During the first nine months of 2013, revenue from the wholesale segment of DEI generated $41.7M in revenue with the retail segment providing $6.8M and Kiosks/licensing delivering $26.0M. The Libsyn business added revenue of $3.7 million with significant increases in Hosting fees, ad revenue and the addition of subscription revenue.  The increase in hosting fees was due to the increase in the number of producers using our services.

During the first nine months of 2013, our cost of revenue was $44.3 million, an increase of $42.9 million over the 2012 figure of $1.4 million.  This increase was driven by the addition of the DEI business and cost of revenue for the sale of copyright protected media. The costs driving DEI’s cost of revenue are the cost of the media being sold, the cost to deliver the media to the customer, and the license fee to the copyright holders. We also saw an increase in our advertising sharing costs, bandwidth cost and credit card fees during the first nine months of 2013 in our Libsyn business, which was driven by the increase in sales of our services.  FAB generated a gross profit of $34.0 million in the first nine months of 2013, versus a gross profit of $2.0 million in the same period of 2012.

In the first nine months of 2013, FAB had operating expenses of $13.0 million, as compared to $8.4 million in the first nine months of 2012.  Our operating expenses consisted of:

•

Selling expenses increased to $3.3 million in the first nine months of 2013, from $0.2 million in the first nine months of 2012.  The increase was due to the addition of DEI, adding $3.2 million of incremental selling expense driven by advertising commission and salaries and wages.

•

General and administrative expenses increased to $8.2 million in the first nine months of 2013, from $5.6 million in the same period of the prior year.   The increase was driven because of the addition of DEI with a focus on future business development plans, renovation of office space and the addition of salaries and wages to support this new business.  Consulting fees remained decrease to $1.3 million in the first nine months of 2013 versus $2.5 million in the same period of 2012. The decrease was due to the payment consultants for work performed in 2012 related to the acquisition of DEI

•

Research and development costs for the first nine months of 2013 were $223,927 versus $209,086 for the same period in 2012.

Net income available to common stockholders increased to $16.0 million for the first nine months of 2013, as compared to a net loss available to common stockholders of $6.3 million for the same period in 2012.  This increase in net income available to common stockholders for 2013 was due to the acquisition of DEI.  Basic and diluted earnings per common share were $0.77 in the first nine months of 2013, compared to $0.71 loss per share for the same period of 2012.

The following is a summary of non-cash expenditures:

	For the Nine		For the Three
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NON-CASH EXPENDITURES
Stock option grants	$ 236,827	$ 5,086	$ 186,969	$ 727
Depreciation and amortization expense	5,066,622	83,038	1,706,762	71,076

Non-cash expense	5,303,449	88,124	1,893,731	71,803
Expenditures paid with issuance of stock	329,600	5,312,783	-	4,286,279
Total non-cash expenditures	$ 5,633,049	$ 5,400,907	$ 1,893,731	$ 4,358,082

Liquidity and Capital Resources.

Current assets at September 30, 2013 included $53.8 million in cash and accounts receivable, an increase of $27.2 million, from our cash and accounts receivable of $26.6 million at December 31, 2012.  The increase is due to cash provided by the operations of DEI and specifically, in net cash provided by operating activities. The increase in cash is driven by the collection of cash upfront for signing long term license agreements for our 5C Kiosk business.  Our cash balance increased $23.9 million from December 31, 2012.

Net cash used in investing activities during the first nine months of 2013 was $15,195,790 versus cash provided by investing activities of $13,003,475 during the first nine months of 2012.  The decrease was driven by the payment of a long-term refundable deposit of $13 million for the purchase of real estate in the first nine months of 2013. Should the board approval purchase of the Longyuan Building in Miyum, Beijing, we will be obligated to make two remaining payment installments prior to transfer of the building, the first not later than November 2013 in the approximate amount of $13 million and the second not later than March 2014 in the approximate amount of $6.5 million.  During 2012, the cash provided by investing activities was the cash of $13,413,658 obtain with the acquisition of DEI completed on September 26, 2012.

During the nine months ended September 30, 2013, cash used in financing activities was $421,734 which was due to the repayment of notes payable totaling $2.1 million off-set by proceeds borrowed of $1.6 million. In the first nine months of 2012, the Company had $1.1M of cash provided by financing activities from the issuance of stock in the third quarter of 2012.

Off-balance sheet arrangements

As of September 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements.

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

As of September 30, 2013, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Mine Safety Disclosures.

     None; not applicable.

Item 5.   Other Information.

None; not applicable.

(b)  During the quarterly period ended September 30, 2013, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

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

Date:	11/14/13	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	11/14/13	/s/ John Busshaus
John Busshaus
Chief Financial Officer