Form 10-Q/A
period 2013-06-30
FAB Universal Corp.
filed 2014-01-21
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q/A1

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A, which amends and restates items identified below with respect to the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 filed by  FAB Universal Corp. Limited (the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 14, 2013 (the “Original Form 10-Q”), is being filed to reflect revisions to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Form 10-Q that was affected by the restatement has been amended and restated in its entirety. No material changes have been made in this Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures, including the exhibits to the Original Form 10-Q affected by subsequent events. The following sections of this Form 10-Q/A have been amended to reflect the restatement:

• Part I—Item 1—Consolidated Financial Statements, and

• Part I—Item 2—Management's Discussion and Analysis or Plan of Operation

• Part I—Item 4—Controls and Procedures

This Form 10-Q/A is dated as of a current date and includes as exhibits 31.1, 31.2, and 32 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Unaudited Condensed Consolidated Financial Statements of FAB Universal Corp., a Colorado corporation ( the “Company,” “we,” “our,” “us” and words of similar import), required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related notes.

FAB UNIVERSAL CORP AND SUBSIDIARIES
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013		December 31, 2012
ASSETS	Restated
CURRENT ASSETS:
Cash	$ 43,488,954		$ 19,671,937
Accounts receivable, net	9,125,660	[1]	6,927,045	[1]
Advances to suppliers, net	-		154,770
Inventory	7,372,876		5,207,008
Deferred tax assets, current	2,326,130		1,771,799
Other current assets	847,174		979,021
Total current assets	63,160,794		34,711,580

Property, and equipment, net	16,661,137		16,720,637
Goodwill	61,406,847		60,652,957
Intangible assets, net	25,581,981		27,875,748
Deferred tax assets, non-current	4,542,050		3,346,166
Long-term deposits	39,536,333		24,488,131
Total assets	$ 210,889,142		$ 167,795,219
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank loans	$ 1,909,093		$ 2,072,619
Accounts payable	6,674,923		6,471,270
Accrued expenses	3,069,905		3,077,785
Deferred revenue	11,970,201		8,250,402
Taxes payable	2,375,524		1,603,821
Due to related parties	122,086		41,341
Other payable	1,951,595		1,910,378
Total current liabilities	28,073,327		23,427,616

Long-term deposits from customers	2,512,546		2,474,604
Deferred revenue	18,912,964		7,923,450
Long-term bond payable	16,294,075		-
Long-term payables	-		39,204
Total liabilities	65,792,912		33,864,874
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock	-	[2]	-	[2]
Common stock	20,806	[3]	20,469	[4]
Additional paid-in capital	207,529,540		206,786,139
Accumulated other comprehensive income	3,417,376		1,384,365
Accumulated deficit	(65,871,492)		(74,260,628)
Total stockholders' equity	145,096,230		133,930,345
Total liabilities and stockholders' equity	$ 210,889,142		$ 167,795,219

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

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	Restated		Restated
Revenue	$ 25,857,239	$ 870,164	$ 48,493,632	$ 1,717,483
Cost of Revenue	14,362,500	363,342	28,624,131	662,196
Gross Profit	11,494,739	506,822	19,869,501	1,055,287

OPERATING EXPENSES
Selling expenses	1,039,850	28,161	1,976,171	96,600
General and administrative	2,487,458	726,789	5,117,790	1,487,257
Consulting fees	446,460	205,019	930,592	960,436
Research and development	73,189	69,867	140,539	135,749
Total Expenses	4,046,957	1,029,836	8,165,092	2,680,042
Income (loss) from continuing operations	7,447,782	(523,014)	11,704,409	(1,624,755)

OTHER INCOME (EXPENSE):
Gain on disposal of assets	-	6,000	-	6,000
Interest income	8,461	22	37,020	86
Interest (expense)	(327,115)	-	(366,265)	-
Other income (expense)	(85,147)	325	(84,344)	(903)
Total Other Income (Expense)	(403,801)	6,347	(413,589)	5,183
Income (loss) from continuing operations before income taxes	7,043,981	(516,667)	11,290,820	(1,619,572)

Income tax expense	1,658,842	-	2,901,684	-

Net income (loss) from continuing operations	5,385,139	(516,667)	8,389,136	(1,619,572)

Net income from discontinued operations, net of tax	-	186,528	-	292,204

Net Income (loss)	5,385,139	(330,139)	8,389,136	(1,327,368)

Other comprehensive income
Foreign currency translation gain	1,542,802	-	2,033,011	-

COMPREHENSIVE INCOME (LOSS)	$ 6,927,941	$ (330,139)	$ 10,422,147	$ (1,327,368)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$ 0.26	$ (0.06)	$ 0.41	$ (0.19)
BASIC AND DILUTED INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	0.00	0.02	0.00	0.03
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$ 0.26	$ (0.04)	$ 0.41	$ (0.16)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	20,761,025	8,658,727	20,708,042	8,425,136

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30, 2013	June 30, 2012
	Restated
Cash Flows from Operating Activities
Net income (loss) from continuing operations	$ 8,389,136	$ (1,619,572)
Net income from discontinued operations	-	292,204
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock issued to employees and consultants	329,600	1,026,505
Non-cash compensation - options vested	49,858	4,359
Gain on disposal of equipment	-	(6,000)
Deferred tax benefit	(1,657,406)	-
Depreciation and amortization expense	3,354,115	11,963
Change in assets and liabilities:
Accounts receivable	(2,078,275)	37,014
Prepaid expenses	144,161	9,186
Inventory	(2,068,141)	-
Accounts payable	110,807	(1,919)
Accrued expense	327,527	(178,190)
Taxes payable	740,704	-
Deferred revenue	14,406,939	33,592
Net Cash Provided by (Used in) continuing operations	22,049,025	(390,858)
Net Cash Used in discontinued operations	-	(254,933)
Net Cash Provided by (Used in) Operating Activities	22,049,025	(645,791)

Cash Flows from Investing Activities:
Purchases of property and equipment	(328,166)	(10,483)
Cash of discontinued operations	-	(385,587)
Proceeds from sale of equipment	-	6,000
Payment of long-term deposits	(14,391,157)	-
Net Cash Used in Investing Activities	(14,719,323)	(390,070)

Cash Flows from Financing Activities:
Proceeds from notes payable	1,615,434	-
Proceeds from long-term bond offering	16,294,075	-
Proceeds from related party	80,154	-
Payments of notes payable	(1,842,892)	-
Net Cash Used in Financing Activities	16,146,771	-

Effect of Exchange Rate Fluctuation on Cash	340,544	-

Net Increase (decrease) in Cash	23,817,017	(1,035,861)
Cash at Beginning of Period	19,671,937	1,442,465
Cash at the end of Period	$ 43,488,954	$ 406,604
Supplemental Disclosures of Cash Flow Information
Interest	$ 99,734	$ -
Income taxes	$ 3,803,188	$ -

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

DEI, through its wholly owned subsidiary and its VIE, is engaged in marketing and distributing various officially licensed digital entertainment products under the “FAB” brand throughout the PRC, including but not limited to audiovisual products such as digital music files, Compact Discs, Video Compact Discs and Digital Video Disks as well as books, magazines, mobile phone accessories and cameras. DEI’s products and services are primarily distributed through its flagship stores, wholesale services, proprietary “FAB” branded kiosks, and online virtual stores. FAB-branded kiosks, located in high-traffic areas of office buildings, shopping malls, retail stores and airports, are self-service terminals that provide a range of entertainment and consumer applications.

FAB Media was incorporated as a private enterprise in the PRC and is primarily engaged in operating and providing proprietary multimedia kiosk technology for music downloads, information exchange and advertising.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, current deferred revenue and notes payable approximates their recorded values due to their short-term maturities.  The fair value of the Company's long-term deposits, non-current deferred revenue, long-term bond payable and other liabilities has no material difference with the book values based on the calculated results.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There is no material uncertain tax position as of June 30, 2013 and 2012 (See note 10 – Capital Stock and note 13- Contingencies).

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

As of June 30, 2013, identifiable intangible assets consist of following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Customer Relationships	$8,900,000	3	$ 2,293,468	$ 222,317	$ 6,828,849
Intellectual Property	4,300,000	3	1,108,080	107,411	3,299,331
Trade name	13,876,000	(a)	(a)	376,225	14,252,225
Non-compete agreements	1,885,200	2	728,703	45,079	1,201,576
Total	$28,961,200		$ 4,130,251	$ 751,032	$ 25,581,981

(a)  The FAB trade name has been determined to have an indefinite life and is not amortized.

The estimated future amortization expenses related to other intangible assets exclusive of the trade name as of June 30, 2013 are as follows:

For twelve months ending June 30,
2014	$ 5,342,600
2015	4,658,977
2016	1,328,179
Total	$ 11,329,756

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30,	December 31,
	2013	2012
Accounts receivable	$9,139,660	$6,941,045
Allowance for doubtful accounts	(14,000)	(14,000)
Accounts receivable, net	$9,125,660	$6,927,045

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

NOTE 8 – LONG TERM BOND PAYABLE

On April 26, 2013, FAB Digital received the proceeds from a bond offering in the amount of RMB 97,000,000 (Approximately $15.8 million), net of the underwriter’s fee of RMB 3,000,000. The bond matures in three years and bears simple interest at the rate of 11% per annum with an option to adjust the interest rate at the end of the second year. The bonds are puttable by the holders at the end of the second year.  The bonds are secured by a pledge of shares in a company that does business with the Company, a certain real estate asset owned by a third party and are guaranteed by the Company’s Chairman.  Interest is paid annually on the anniversary of the bond. The bond is due in full upon maturity on April 25, 2016.

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

The Preferred Stock has no dividend rights or voting rights or the right to receive any assets of the Company upon liquidation, dissolution or winding up.  The Preferred Stock will be convertible into shares of the Company’s common stock in three tranches upon the occurrence of certain conversion events (see note 13 – Contingencies).

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

NOTE 11 – STOCK OPTIONS AND WARRANTS

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

NOTE 12 - INCOME PER COMMON SHARE

The following data show the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	Restated		Restated
Net income (loss) from continuing operations	$5,385,139	$(516,667)	$8,389,136	$(1,619,572)
Net income from discontinued operations	-	186,528	-	292,204
Net income (loss) available to common shareholders (numerator)	$5,385,139	$(330,139)	$8,389,136	$(1,327,368)
Weighted average number of common shares outstanding during the period used in basic and diluted loss per share (denominator)	20,761,025	8,658,727	20,708,042	8,425,136

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

 (ii)  upon successful completion of all of the Corporate Governance Objectives for six (6) consecutive and complete  reporting quarters after the Closing, the Company’s Board of Directors will release the voting rights to another 25% of the Initial Company Shares and

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES (Continued)

Commitments under leases:

Future minimum annual rental payments due are as follows:

Rental
Twelve months ending June 30,	Commitments
2014	$ 1,262,187
2015	1,198,498
2016	1,046,963
2017	542,995
Total	$ 4,050,643

NOTE 14 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION

Subsequent to the issuance of our interim financial statements  for the second quarter 2013, management became aware of several  financial statement errors due to an unreported bond offering (see Note 8). The Company has restated certain line items in the unaudited consolidated financial statements. The restatement impact on the unaudited condensed consolidated statements consist of the following items:

Consolidated balance sheet

•

reflect the net proceeds on the bond offering in cash totaling $15.8 million;

•

reflect the deferred financing costs as a prepaid expense of $459,000 as of June 30, 2013. The amount represents the underwriter’s fee which is amortized on a straight-lined basis over the life of the bond (3 Years);

•

reflect the accrual of interest expense ($324,000) on the bond as accrued expense. The amount represents interest due to the holders of the bond through June 30, 2013.  Interest on the bond is paid on an annual basis.

•

reflect the long-term bond payable of $16.3 million as of June 30, 2013.

Consolidated statement of operations and comprehensive income (loss)

•

The net impact of interest expense, deferred financing costs and interest income reflect a $344,000 decrease of net income for the three and six month periods ended June 30, 2013.

Consolidated statement of cash flows

•

As a result of above and restatement, the corresponding line items on the consolidated statements of cash flows have been restated.

The effect of restatement and the impact on the quarterly unaudited condensed consolidated balance sheet as of June 30, 2013, the unaudited consolidated statement of operation and comprehensive income (loss) for the three and six month periods ended June 30, 2013, and the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2013, are presented below.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION – (Continued)

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(includes only the restated accounts)

	As of June 30, 2013
	As restated	As previously reported	Changes Inc(dec)

Cash	$ 43,488,954	$ 27,675,214	$ 15,813,740
Other current assets	847,174	387,815	459,359
Total current assets	63,160,794	46,887,695	16,273,099

Total assets	210,889,142	194,616,043	16,273,099

Accrued expenses	3,069,905	2,745,809	324,096
Total current liabilities	28,073,327	27,749,231	324,096

Long-term bond payable	16,294,075	-	16,294,075
Total liabilities	65,792,912	49,174,741	16,618,171

Accumulated other comprehensive income	3,417,376	3,418,424	(1,048)
Accumulated deficit	(65,871,492)	(65,527,468)	(344,024)
Total stockholders' equity	145,096,230	145,441,302	(345,072)
Total liabilities and stockholders' equity	$ 210,889,142	$ 194,616,043	$ 16,273,099

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION – (Continued)

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(includes only the restated accounts)

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
	As restated	As previously reported	Change Inc(dec)	As restated	As previously reported	Change Inc(dec)

Interest income	$ 8,461	$ -	$ 8,461	$ 37,020	$ 28,559	$ 8,461
Interest (expense)	(327,115)	(4,004)	323,111	(366,265)	(43,154)	323,111
Other income (expense)	(85,147)	(55,773)	29,374	(84,344)	(54,970)	29,374
Total Other Income (Expense)	(403,801)	(59,777)	344,024	(413,589)	(69,565)	344,02

Income (loss) from continuing operations before income taxes	7,043,981	7,388,005	(344,024)	11,290,820	11,634,844	(344,024)

Net income (loss) from continuing operations	5,385,139	5,729,163	(344,024)	8,389,136	8,733,160	(344,024)

Net Income (loss)	5,385,139	5,729,163	(344,024)	8,389,136	8,733,160	(344,024)

Foreign currency translation gain	1,542,802	1,543,850	(1,048)	2,033,011	2,034,059	(1,048)

COMPREHENSIVE INCOME (LOSS)	$ 6,927,941	$ 7,273,013	$ (345,072)	$ 10,422,147	$ 10,767,219	$ (345,072)

BASIC AND DILUTED INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS	$ 0.26	$ 0.28	$ (0.02)	$ 0.41	$ 0.42	$ (0.01)
BASIC AND DILUTED INCOME PER COMMON SHARE	$ 0.26	$ 0.28	$ (0.02)	$ 0.41	$ 0.42	$ (0.01)

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION – (Continued)

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(includes only the restated accounts)

	For the Six Months Ended June 30, 2013
	As restated	As previously reported	Change Inc/(dec)
Cash Flows from Operating Activities
Net income (loss) from continuing operations	$ 8,389,136	$ 8,733,160	$ (344,024)
Change in assets and liabilities:
Prepaid expenses	144,161	603,520	(459,359)
Accrued expense	327,527	3,431	324,096
Net Cash Provided by (Used in) continuing operations	22,049,025	22,528,312	(479,287)
Net Cash Provided by (Used in) Operating Activities	22,049,025	22,528,312	(479,287)

Cash Flows from Financing Activities:
Proceeds from long-term bond offering	16,294,075	-	16,294,075
Net Cash Used in Financing Activities	16,146,771	(147,304)	16,294,075

Effect of Exchange Rate Fluctuation on Cash	340,544	341,592	(1,048)

Net Increase (decrease) in Cash	23,817,017	8,003,277	15,813,740
Cash at Beginning of Period	19,671,937	19,671,937	-
Cash at the end of Period	$ 43,488,954	$ 27,675,214	$ 15,813,740

NOTE 15 – RELATED PARTIES

The table below sets forth the related parties and their affiliation with the Company:

Related Parties	Affiliation with the Company

Guangdong Endless Culture Co., Ltd.(GEC)	Affiliated Company controlled by the chairman and major shareholder
Zhang Hongcheng	Chairman and major shareholder

Amounts due to related parties are as follows:

	June 30,	December 31,
	2013	2012
Guangdong Endless Culture co., Ltd	$-	$4,814
Zhang Hongcheng	122,086	36,527
Total due to related parties	$122,086	$41,341

Mr. Zhang Hongcheng paid certain professional fees on behalf of FAB Media for the quarter ended September 30, 2012. Subsequently, DEI received a loan in the amount of $85,000 from Mr. Zhang Hongcheng.

FAB Media has four business locations, one of which is subleased from GEC. In addition, GEC entered into a lease agreement with Xidan Joy City on behalf of FAB Media for a term of eight-years from April 2008 to March 2016. Subsequently, FAB Media entered into a sublease agreement with GEC. The average monthly rent expense is $47,420. FAB Media paid the rental and promotion expense to Xidan Joy City directly.  See Note 8 for other related party transaction.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SEGMENT REPORTING

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

The following table presents summary information by segment for the six months ended June 30, 2013 and 2012, respectively (in thousands):

	2013				2012
	Wholesale	Retail	Digital	Total	Wholesale	Retail	Digital	Total
			Restated	Restated
Revenue	$27,750	$4,298	$16,446	$48,494	$-	$-	$1,717	$1,717
Cost of revenue	$21,999	$3,146	$3,479	$28,624	$-	$-	$662	$662
Gross Profit	$5,751	$1,152	$12,967	$19,870	$-	$-	$1,055	$1,055

Total assets	$51,754	$33,451	$125,684	$210,889	$-	$-	$14,328	$14,328
Depreciation and amortization	$128	$440	$2,786	$3,354	$-	$-	$12	$12

The following table presents summary information by segment for the three months ended June 30, 2013 and 2012, respectively (in thousands):

	2013				2012
	Wholesale	Retail	Digital	Total	Wholesale	Retail	Digital	Total
Revenue	$13,991	$2,272	$9,594	$25,857	$-	$-	$870	$870
Cost of revenue	$10,810	$1,669	$1,884	$14,363	$-	$-	$363	$363
Gross Profit	$3,181	$603	$7,710	$11,494	$-	$-	$507	$507

Depreciation and amortization	$68	$222	$1,415	$1,705	$-	$-	$6	$6

Note 17 - SUBSEQUENT EVENTS

On January 7, 2014, the Board of Directors decided not to purchase the Longyuan building, and the Company has started the process for the return of the deposit.

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

Company Overview

Below is an update of our entire business, from the operations of our wholly-owned subsidiary Digital Entertainment International Ltd. (“DEI”), to our media business of podcast services, apps, advertising, and premium subscriptions.  We believe our business of selling and distributing copyright protected media and content in China will continue to grow and generate profits due to the brand recognition of FAB in China as well as the continued support of the government for copyright protection in China.  We believe our Media business will also continue to grow and generate profits due to the size of our podcast operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through our publishing platform, advertising, sale of Apps and paid subscriptions for content. The network growth of our media operation has occurred faster than initially expected and it is management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and audiences showing increased interest in the medium.  FAB Universal believes that our network and relevance in our industry will continue to grow and that we are positioned to be one of the leading companies in the podcast monetization business.  Our business is broken into three segments including: Retail, Wholesale and Kiosk/ Licensing/Podcasting.  In order to expand our business of media entertainment and copyright transaction, in June 2013 we made approximately a $13 million dollar refundable deposit to purchase the Longyuan Building in Miyun, Beijing, which purchase was subject to the approval of the Company’s board of directors, pursuant to a Memorandum of Understanding entered into by BFHTT with the relevant sellers.  On January 7, 2014, the Board of Directors decided not to purchase the Longyuan building, and the Company has started the process for the return of the deposit.

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

FAB’s SoShow flagship store offers many new electronic digital products and mobile storage devices while serving as a center for the 5C download supermarket of traditional copyright protected audio-video products. Consumers can download the latest movies, songs, games, e-books and applications to mobile storage devices through the intelligent 5C Kiosk. Additionally, the 5C download supermarket also offers coupon printing, self-service payments, membership points checking, map searching, digital printing and other consumer functions. The FAB-branded intelligent 5C Kiosk is the leading multimedia digital network terminal providing services in China.

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

Digital Media

Kiosks

The FAB-branded Intelligent Media Kiosks, based on 61 proprietary national intellectual property rights, are ATM style terminals where consumers can download copyrighted music, video games, ringtones, digital books and movies directly to their cell phones, memory sticks or other mobile storage devices.  The FAB Media Kiosks can also run video ads on the high-tech LCD screens and accept payments for utility bills, metro cards, and credit card bills.

In 2008, FAB was granted a license by China’s Ministry of Commerce to license its business model that has been well received by entrepreneurs throughout the country.  FAB has quickly grown its nationwide business network through its license and regional agent programs and to date has expanded to over 40 cities and now has sold kiosks and/or brand licenses to operate 14,399 Kiosks and the rights to run FAB’s proprietary software on the kiosk terminals..

The FAB kiosk technology platform is an innovative self-service vending model designed and launched by DEI in 2008.  The kiosks target the millions of mobile and portable device users combing interactive touch screen and LED display with a large selection of copyrighted content such as music, movies and games.  The content is contained on internal hard drives within each terminal thereby eliminating bandwidth download problems associated with the internet and providing content owners with a secure closed system for digital file protection and accurate transparent accounting. The terminals are updated and monitored via web-linked electronic communications.  There is licensed digital entertainment content files in each kiosk, such as music, movie and TV episodes, which allows the customer to play or download to their portable device or memory card with payment by cash, FAB membership card or ATM card.    Kiosks are located in high-traffic areas, such as, office buildings, shopping malls, and retail stores.  Revenue is generated by selling pre-paid membership cards, charging licensing fees and providing advertising.

FAB does not directly sell or own the Media Kiosk.  FAB generates revenues from its Kiosk business through the sale of licenses, media membership card sales, kiosk-based advertising and to a much lesser extent, media content download.

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

FAB hosted the fourth International Digital Culture Industry Investment and Finance Summit on May 19th and 20th, 2013.  Our newest board member’s (Mr. Rogers’) involvement in the Company’s future business plan and speech at the Summit helped to boost investor interest in the 5C Kiosks and other business plans. As a result, 5C single kiosk licensees increased significantly.  In May 2013, 1,237 5C single license agreements were signed while the previous monthly number was approximately 500 agreements.

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

Libsyn – Apps

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

Net income available to common stockholders increased to $5.4 million for the quarter ended June 30, 2013, as compared to a net loss available to common stockholders of $0.3 million for the same period in 2012.  This increase in net income available to common stockholders for 2013 was due to the acquisition of DEI.  During the second quarter of 2013, non-cash expenditures totaled $1,920,222, as compared to $203,153 for the second quarter of 2012.  Basic and diluted earnings per common share were $0.26 in the second quarter of 2013, compared to $0.04 loss per share for the second quarter of 2012.

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

Net income available to common stockholders increased to $8.4 million for the first six months of 2013, as compared to a net loss available to common stockholders of $1.3 million for the same period in 2012.  This increase in net income available to common stockholders for 2013 was due to the acquisition of DEI.  During the six months of 2013, non-cash expenditures totaled $3.7 million, as compared to $1.9 million for the same period of 2012.  Basic and diluted earnings per common share were $0.41 in the first six months of 2013, compared to $0.16 loss per share for the same period of 2012.

The following is a summary of non-cash expenditures:

	For the Six		For the Three
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NON-CASH EXPENDITURES
Stock option grants	49,858	4,359	49,858	2,179
Depreciation and amortization expense	3,354,115	11,963	1,705,564	6,074

Non-cash expense	3,403,973	16,322	1,755,422	8,253
Expenditures paid with issuance of stock	329,600	1,026,505	164,800	194,900
Total non-cash expenditures	3,733,573	1,042,827	1,920,222	203,153

Liquidity and Capital Resources.

Current assets at June 30, 2013 included $52.6 million in cash and accounts receivable, an increase of $26.0 million, from our cash and accounts receivable of $26.6 million at December 31, 2012.  The increase is due to cash provided by the operations of DEI, the collection of cash upfront for signed long term contracts for our 5C Kiosk business, and the proceeds received from the issuance of the bond totaling $15.8 million.

Net cash used in investing activities during the first six months of 2013 was $14.7 million versus cash used in investing activities of $390,070 during the first six months of 2012.  The increase was driven by the payment of a long-term refundable deposit of $13 million for the purchase of a building in the first six months of 2013. On January 7, 2014, the Board of Directors decided not to purchase the Longyuan building, and the Company has started the process for the return of the deposit.

During the six months ended June 30, 2013, cash provided by financing activities was $16.1 million which was due primarily to the proceeds received from the bond offering off-set by the repayment of notes payable totaling $1.8 million. In the first six months of 2012, the Company had no cash provided by financing activities.

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

In connection with the restatement of the consolidated financial statements in this Quarterly Report on Form 10-Q/A, the Company’s management, including the Company’s chief executive officer and the chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2013, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective.

The Company is conducting additional communication and disclosure training such that information required to be included in our filings is reported within the time periods required to allow timely decisions regarding required disclosure.

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

Date:	1/21/14	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	1/21/14	/s/ John Busshaus
John Busshaus
Chief Financial Officer