Form 10-Q/A
period 2013-09-30
FAB Universal Corp.
filed 2014-01-21
CIK 1074909

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A, which amends and restates items identified below with respect to the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 filed by  FAB Universal Corp. Limited (the “Company”) with the Securities and Exchange Commission (the “SEC”) on November 14, 2013 (the “Original Form 10-Q”), is being filed to reflect revisions to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

FAB UNIVERSAL CORP AND SUBSIDIARIES
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to Unaudited Condensed Consolidated Financial Statements	8

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2013		December 31, 2012
	Restated
CURRENT ASSETS:
Cash	$ 59,444,652		$ 19,671,937
Accounts receivable, net	10,264,310	[1]	6,927,045	[1]
Advances to suppliers, net	81,500		154,770
Inventory	6,552,797		5,207,008
Deferred tax assets, current	2,537,494		1,771,799
Other current assets	713,113		979,021
Total current assets	79,593,866		34,711,580

Property, and equipment, net	16,482,771		16,720,637
Goodwill	61,538,155		60,652,957
Intangible assets, net	24,730,658		27,875,748
Deferred tax assets, non-current	5,237,776		3,346,166
Long-term deposits	39,476,943		24,488,131
Total assets	$ 227,060,169		$ 167,795,219
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank loans	$ 1,797,849		$ 2,072,619
Accounts payable	7,451,436		6,471,270
Accrued expenses	3,710,012		3,077,785
Deferred revenue, current	13,094,805		8,250,402
Taxes payable	2,804,354		1,603,821
Due to related parties	122,184		41,341
Other payable	1,956,728		1,910,378
Total current liabilities	30,937,368		23,427,616

Long-term deposits from customers	2,359,053		2,474,604
Deferred revenue, non-current	24,978,957		7,923,450
Long-term bond payable	16,336,933		-
Long-term payables	-		39,204
Total liabilities	74,612,311		33,864,874
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock	-	[2]	-	[2]
Common stock	20,806	[3]	20,469	[4]
Additional paid-in capital	207,716,509		206,786,139
Accumulated other comprehensive income	3,766,299		1,384,365
Accumulated deficit	(59,055,756)		(74,260,628)
Total stockholders' equity	152,447,858		133,930,345
Total liabilities and stockholders' equity	$ 227,060,169		$ 167,795,219

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

6

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	Restated		Restated
Revenue	$ 29,751,523	$ 1,745,015	$ 78,245,155	$ 3,462,498
Cost of Revenue	15,661,462	784,226	44,285,593	1,446,422
Gross Profit	14,090,061	960,789	33,959,562	2,016,076

OPERATING EXPENSES
Selling expenses	1,392,280	84,507	3,368,451	181,106
General and administrative	3,032,927	4,095,442	8,150,717	5,582,699
Consulting fees	378,578	1,491,591	1,309,170	2,452,027
Research and development	83,388	73,337	223,927	209,086
Total Expenses	4,887,173	5,744,877	13,052,265	8,424,918
Income (loss) from continuing operations	9,202,888	(4,784,088)	20,907,297	(6,408,842)

OTHER INCOME (EXPENSE):
Gain on disposal of assets	-	-	-	6,000
Interest income	40,941	132	77,961	217
Interest (expense)	(515,291)	(160)	(881,556)	(160)
Other income (expense)	(48,255)	(876)	(132,599)	(1,779)
Total Other Income (Expense)	(522,605)	(904)	(936,194)	4,278
Income (loss) from continuing operations before income taxes	8,680,283	(4,784,992)	19,971,103	(6,404,564)

Income tax expense	1,864,547	52,352	4,766,231	52,352

Net income (loss) from continuing operations	6,815,736	(4,837,344)	15,204,872	(6,456,916)

Net income from discontinued operations, net of tax	-	(113,929)	-	178,276

Net Income (loss)	6,815,736	(4,951,273)	15,204,872	(6,278,640)

Other comprehensive income
Foreign currency translation gain	348,923	337,560	2,381,934	337,560

COMPREHENSIVE INCOME (LOSS)	$ 7,164,659	$ (4,613,713)	$ 17,586,806	$ (5,941,080)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$ 0.33	$ (0.50)	$ 0.73	$ (0.73)
BASIC AND DILUTED INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	0.00	(0.01)	0.00	0.02
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$ 0.33	$ (0.51)	$ 0.73	$ (0.71)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	20,805,860	9,724,735	20,741,007	8,861,498

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30, 2013	September 30, 2012
	Restated
Cash Flows from Operating Activities
Net income (loss) from continuing operations	$ 15,204,872	$ (6,456,916)
Net income from discontinued operations	-	178,276
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock issued to employees and consultants	329,600	5,312,783
Non-cash compensation - options vested	236,827	5,086
Gain on disposal of equipment	-	(6,000)
Deferred tax benefit	(2,545,302)	-
Depreciation and amortization expense	5,066,622	83,038
Change in assets and liabilities:
Accounts receivable	(3,191,914)	242,969
Advances to suppliers	(81,500)	-
Prepaid expenses	285,139	(2,895)
Inventory	(1,242,351)	210,068
Accounts payable	867,169	(605,634)
Accrued expense	960,545	(146,527)
Taxes payable	1,162,586	132,814
Deferred revenue	21,524,261	53,717
Net Cash Provided by (Used in) Continuing Operations	38,576,554	(999,221)
Net Cash Provided by Discontinued Operations	-	100,071
Net Cash Provided by (Used in) Operating Activities	38,576,554	(899,150)

Cash Flows from Investing Activities:
Cash acquired from Acquisition of DEI	-	13,413,658
Purchases of property and equipment	(423,974)	(10,483)
Purchases of copyrights	(492,787)	-
Cash of discontinued operations	-	(405,700)
Proceeds from sale of equipment	-	6,000
Payment of long-term deposits	(14,279,029)	-
Net Cash (Used in) Provided by Investing Activities	(15,195,790)	13,003,475

Cash Flows from Financing Activities:
Issuance of common Stock	-	1,108,923
Proceeds from notes payable	1,621,044	-
Proceeds from long-term bond offering	16,336,933
Proceeds from related party	80,137	-
Payments of notes payable	(2,122,915)	-
Net Cash Provided by Financing Activities	15,915,199	1,108,923

Effect of Exchange Rate Fluctuation on Cash	476,752	40,331

Net Increase in Cash	39,772,715	13,253,579
Cash at Beginning of Period	19,671,937	1,442,465
Cash at the End of Period	$ 59,444,652	$ 14,696,044
Supplemental Disclosures of Cash Flow Information
Interest	$ 137,774	$ 156
Income taxes	$ 6,477,260	$ -

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There is no material uncertain tax position as of September 30, 2013 and 2012 (See note 10 – Capital Stock and note 13- Contingencies).

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

NOTE 8 – LONG TERM BOND PAYABLE

On April 25, 2013, FAB Digital received the proceeds from a bond offering in the amount of RMB 97,000,000 (Approximately $15.8 million), net of the underwriter’s fee of RMB 3,000,000. The bond matures in three years and bears simple interest at the rate of 11% per annum with an option to adjust the interest rate at the end of the second year. The bonds are puttable by the holders at the end of the second year.  The bonds are secured by a pledge of shares in a company that does business with the Company, a certain real estate asset owned by a third party and are guaranteed by the Company’s Chairman.  Interest is paid annually on the anniversary of the bond. The bond is due in full upon maturity on April 25, 2016.

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

NOTE 11 – STOCK OPTIONS AND WARRANTS

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

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME PER COMMON SHARE

The following data show the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	Restated		Restated
Net income (loss) from continuing operations	$6,815,736	$(4,837,344)	$15,204,872	$(6,456,916)
Net income (loss) from discontinued operations	-	(113,929)	-	178,276
Net income (loss) available to common shareholders (numerator)	$6,815,736	$(4,951,273)	$15,204,872	$(6,278,640)
Weighted average number of common shares outstanding during the period used in basic and diluted loss per share (denominator)	20,805,860	9,724,735	20,741,007	8,861,498

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

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION

Subsequent to the issuance of our interim financial statements for the third quarter 2013, management became aware of several financial statement errors due to an unreported bond offering (see Note 8). The Company has restated certain line items in the unaudited consolidated financial statements. The restatement impact on the unaudited condensed consolidated statements consist of the following items:

Consolidated balance sheet

•

reflect the net proceeds on the bond offering in cash totaling $15.8 million;

•

reflect the deferred financing costs as a prepaid expense of $419,000 as of September 30, 2013. The amount represents the underwriter’s fee which is amortized on a straight-lined basis over the life of the bond (3 Years);

•

reflect the accrual of interest expense ($778,000) on the bond as accrued expense. The amount represents interest due to the holders of the bond through September 30, 2013.  Interest on the bond is paid on an annual basis.

•

reflect the long-term bond payable of $16.3 million as of September 30, 2013.

Consolidated statement of operations and comprehensive income (loss)

•

The net impact of interest expense, deferred financing costs and interest income reflect a $476,000 and $820,000 decrease of net income for the three and nine month periods ended September 30, 2013, respectively.

Consolidated statement of cash flows

•

As a result of above and restatement, the corresponding line items on the consolidated statements of cash flows have been restated.

The effect of restatement and the impact on the quarterly unaudited condensed consolidated balance sheet as of September 30, 2013, the unaudited consolidated statement of operation and comprehensive income (loss) for the three and nine month periods ended September 30, 2013, and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2013, are presented below.

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(includes only restated accounts)

	As of September 30, 2013
	As restated	As previously reported	Changes Inc(dec)

Cash	$ 59,444,652	$ 43,575,330	$ 15,869,322
Other current assets	713,113	293,724	419,389
Total current assets	79,593,866	63,305,155	16,288,711

Total assets	227,060,169	210,771,458	16,288,711

Accrued expenses	3,710,012	2,932,105	777,907
Total current liabilities	30,937,368	30,159,461	777,907

Long-term bond payable	16,336,933	-	16,336,933
Total liabilities	74,612,311	57,497,471	17,114,840

Accumulated other comprehensive income	3,766,299	3,772,701	(6,402)
Accumulated deficit	(59,055,756)	(58,236,029)	(819,727)
Total stockholders' equity	152,447,858	153,273,987	(826,129)
Total liabilities and stockholders' equity	$ 227,060,169	$ 210,771,458	$ 16,288,711

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION – (Continued)

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Includes only restated accounts)

	For the Three Months Ended Sept. 30, 2013			For the Nine Months Ended Sept. 30, 2013
	As restated	As previously reported	Change Inc(dec)	As restated	As previously reported	Change Inc(dec)

Interest income	$ 40,941	$ 27,079	$ 13,862	$ 77,961	$ 55,638	$ 22,323
Interest (expense)	(515,291)	(66,523)	448,768	(881,556)	(109,677)	771,879
Other income (expense)	(48,255)	(7,458)	40,797	(132,599)	(62,428)	70,171
Total Other Income (Expense)	(522,605)	(46,902)	475,703	(936,194)	(116,467)	819,727

Income (loss) from continuing operations before income taxes	8,680,283	9,155,986	(475,703)	19,971,103	20,790,830	(819,727)

Net income (loss) from continuing operations	6,815,736	7,291,439	(475,703)	15,204,872	16,024,599	(819,727)

Net Income (loss)	6,815,736	7,291,439	(475,703)	15,204,872	16,024,599	(819,727)

Foreign currency translation gain	348,923	354,277	(5,354)	2,381,934	2,388,336	(6,402)

COMPREHENSIVE INCOME (LOSS)	$ 7,164,659	$ 7,645,716	$ (481,057)	$ 17,586,806	$ 18,412,935	$ (826,129)

BASIC AND DILUTED INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS	$ 0.33	$ 0.35	$ (0.02)	$ 0.73	$ 0.77	$ (0.04)
BASIC AND DILUTED INCOME PER COMMON SHARE	$ 0.33	$ 0.35	$ (0.02)	$ 0.73	$ 0.77	$ (0.04)

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION – (Continued)

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(includes only restated accounts)

	For the Nine Months Ended September 30, 2013
	As restated	As previously reported	Change Inc/(dec)
Cash Flows from Operating Activities
Net income (loss) from continuing operations	$ 15,204,872	$ 16,024,599	$ (819,727)
Change in assets and liabilities:
Prepaid expenses	285,139	704,528	(419,389)
Accrued expense	960,545	182,638	777,907
Net Cash Provided by continuing operations	38,576,554	39,037,763	(461,209)
Net Cash Provided by Operating Activities	38,576,554	39,037,763	(461,209)

Cash Flows from Financing Activities:
Proceeds from long-term bond offering	16,336,933	-	16,336,933
Net Cash Provided by (Used in) Financing Activities	15,915,199	(421,734)	16,336,933

Effect of Exchange Rate Fluctuation on Cash	476,752	483,154	(6,402)

Net Increase (decrease) in Cash	39,772,715	23,903,393	15,869,322
Cash at Beginning of Period	19,671,937	19,671,937	-
Cash at the end of Period	$ 59,444,652	$ 43,575,330	$ 15,869,322

NOTE 15 – RELATED PARTIES

The table below sets forth the related parties and their affiliation with the Company:

Related Parties	Affiliation with the Company

Guangdong Endless Culture Co., Ltd.(GEC)	Affiliated Company controlled by the chairman and major shareholder
Zhang Hongcheng	Chairman and major shareholder

Amounts due to related parties are as follows:

	September 30,	December 31,
	2013	2012
Guangdong Endless Culture co., Ltd	$-	$4,814
Zhang Hongcheng	122,184	36,527
Total due to related parties	$122,184	$41,341

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

The following table presents summary information by segment for the nine months ended September 30, 2013 and 2012, respectively (in thousands):

	2013				2012
	Wholesale	Retail	Digital	Total	Wholesale	Retail	Digital	Total
			Restated	Restated
Revenue	$41,728	$6,815	$29,702	$78,245	$-	$-	$3,462	$3,462
Cost of revenue	$33,126	$4,989	$6,170	$44,285	$-	$-	$1,446	$1,446
Gross Profit	$8,602	$1,826	$23,532	$33,960	$-	$-	$2,016	$2,016

Total assets	$60,353	$38,744	$127,963	$227,060	$-	$-	$158,411	$158,411
Depreciation and amortization	$190	$661	$4,215	$5,067	$-	$-	$83	$83

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SEGMENT REPORTING (Continued)

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

Company Overview

Below is an update of our entire business, from the operations of our wholly-owned subsidiary Digital Entertainment International Ltd. (“DEI”), to our media business of podcast services, apps, advertising, and premium subscriptions.  We believe our business of selling and distributing copyright protected media and content in China will continue to grow and generate profits due to the brand recognition of FAB in China as well as the continued support of the government for copyright protection in China.  We believe our Media business will also continue to grow and generate profits due to the size of our podcast operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through our publishing platform, advertising, sale of Apps and paid subscriptions for content. The network growth of our media operation has occurred faster than initially expected and it is management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase at a rapid pace and audiences showing increased interest in the medium.  FAB Universal believes that our network and relevance in our industry will continue to grow and that we are positioned to be one of the leading companies in the podcast monetization business.  Our business is broken into three segments including: Retail, Wholesale and Digital (Kiosk/ Licensing/Podcasting).   In order to expand our business of media entertainment and copyright transaction, in June 2013 we made approximately a $13 million dollar refundable deposit to purchase real estate in Miyun, Beijing, which purchase was subject to the approval of the Company’s board of directors, pursuant to a Memorandum of Understanding entered into by BFHTT with the relevant sellers.  On January 7, 2014, the Board of Directors decided not to purchase the Longyuan building, and the Company has started the process for the return of the deposit.

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

Digital Media

Kiosks

The Intelligent Media Kiosks, based on 61 proprietary national intellectual property rights, are ATM style terminals where consumers can download copyrighted music, video games, ringtones, digital books and movies directly to their cell phones, memory sticks or other mobile storage devices.  The Media Kiosks can also run video ads on the high-tech LCD screens and accept payments for utility bills, metro cards, and credit card bills.

FAB was granted a license by China’s Ministry of Commerce to license its business model that has been well received by entrepreneurs throughout the country.  FAB has quickly grown its nationwide business network through its license and regional agent programs and to date has expanded to over 40 cities and now has sold kiosks and/or brand licenses to operate 16,820 Kiosks and the rights to run FAB’s proprietary software on the kiosk terminals.

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

FAB does not directly sell or own the Media Kiosk.  FAB generates revenues from its Kiosk business through the sale of licenses, media membership card sales, kiosk-based advertising and to a lesser extent, media content download.

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

Libsyn – Advertising

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

Net income available to common stockholders increased to $6.8 million for the quarter ended September 30, 2013, as compared to a net loss available to common stockholders of $5.0 million for the same period in 2012.  This increase in net income available to common stockholders for 2013 was due to the acquisition of DEI.  Basic and diluted earnings per common share were $0.33 in the third quarter of 2013, compared to $0.51 loss per share for the third quarter of 2012.

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

Net income available to common stockholders increased to $15.2 million for the first nine months of 2013, as compared to a net loss available to common stockholders of $6.3 million for the same period in 2012.  This increase in net income available to common stockholders for 2013 was due to the acquisition of DEI.  Basic and diluted earnings per common share were $0.73 in the first nine months of 2013, compared to $0.71 loss per share for the same period of 2012.

The following is a summary of non-cash expenditures:

	For the Nine		For the Three
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NON-CASH EXPENDITURES
Stock option grants	$236,827	$5,086	$186,969	$727
Depreciation and amortization expense	5,066,622	83,038	1,706,762	71,076

Non-cash expense	5,303,449	88,124	1,893,731	71,803
Expenditures paid with issuance of stock	329,600	5,312,783	-	4,286,279
Total non-cash expenditures	$5,633,049	$5,400,907	$1,893,731	$4,358,082

Liquidity and Capital Resources.

Current assets at September 30, 2013 included $69.7 million in cash and accounts receivable, an increase of $43.1 million, from our cash and accounts receivable of $26.6 million at December 31, 2012.  The increase is due to cash provided by the operations of DEI, specifically, in net cash provided by operating activities and. The increase in cash is driven by the collection of cash upfront for signing long term license agreements for our 5C Kiosk business, and the proceeds received from the issuance of the bond totaling $15.8 million.

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

During the nine months ended September 30, 2013, cash provided by financing activities was $15.9 million which was due primarily to the proceeds received from the bond offering, proceeds borrowed of $1.6 million off-set by the repayment of notes payable totaling $2.1 million. In the first nine months of 2012, the Company had $1.1M of cash provided by financing activities from the issuance of stock in the third quarter of 2012.

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

In connection with the restatement of the consolidated financial statements in this Quarterly Report on Form 10-Q/A, the Company’s management, including the Company’s chief executive officer and the chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2013, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective.

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

Date:	1/21/2014	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	1/21/2014	/s/ John Busshaus
John Busshaus
Chief Financial Officer