Form 10-K
period 2013-12-31
FAB Universal Corp.
filed 2014-06-27
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes [ ]  No [X]

The aggregate market value of the registrant’s voting and nonvoting common equity held by non-affiliates of the registrant as of the last business day of June 30, 2013, the registrant’s most recently completed second fiscal quarter, was $64,382,003 based on the last sales price of the registrant’s common stock reported on the NYSE MKT on that date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes shares held by directors, officers, and stockholders whose ownership exceeded 10% of the registrant’s outstanding Common Stock. Exclusion of these shares should not be construed to indicate that any such person controls, is controlled by or is under common control with the registrant.

As of June 26, 2014, there were 20,805,860 shares of common stock, par value $0.001, of the registrant issued and outstanding.*

*  Unless otherwise indicated herein, all share figures in this Annual Report retroactively reflect the reverse split of the registrant’s outstanding shares of common stock in the ratio of one for twelve, which was effectuated on February 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

PART I

Item 1.  Business.

OVERVIEW

Founded in 1995, the business of FAB Universal Corp., a Colorado corporation (“FAB”, “Parent”, “Company”, “we”, “our” or “us” or words of similar import), includes the sale of digital media through Retail, Wholesale and Digital Platforms.   Additionally, we license our kiosk business and provide podcast hosting services.  Our legacy Software business focuses on selling and supporting speech recognition and text-to-speech technology from AT&T.

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

 Our products and services include:

Retail - We conduct our retail business through our flagship stores.  Each store is over 20,000 square feet in size and carries copyright protected audio and video products in China, including CDs, VCDs, DVDs, blu-rays, books, magazines and portable electronic devices. The flagship stores are recognized by many Chinese consumers as the most trusted place to buy copyright protected products.

Wholesale – Our wholesale business provides audio-video products such as compact discs, video compact discs and digital video discs as well as celebrity derivative products, digital products and mobile devices. FAB distributed these products to over 80 customers.   FAB’s wholesale business caters to three types of customers: large retail stores, FAB license stores and small wholesale/resellers. Order fulfillment is handled by FAB’s vehicle fleet or through direct warehouse access.

Digital Media - The two components of our strategy are to increase our portfolio of content and expand the number of distribution channels.

Licensing – FAB does not directly sell or own the media kiosks. FAB primarily generates revenue from the sale of FAB Brand licenses, advertising and FAB membership cards.

Prior to 2010, the Company’s business model consisted of brand licensing and agreements that allowed for the purchase and operation of kiosks under the FAB brand.  After 2010, the Company only sold license agreements which were outside of Beijing.  Collectively, these agreements from 2008-2013 are referred to generally as “licenses” and the parties who entered into the agreements are referred to as “licensees”.  Not all kiosks possess the capability of performing all functions noted below.

The Kiosks provide a variety of functions, and some provide multiple functions.  The great majority of the kiosks generate revenue from the sale of advertising.  Some kiosks are ATM style terminals where consumers can download content directly to their cell phones, memory sticks or other mobile storage devices.  Others provide directions or other services or offer coupons or other goods for sale.

Subscription TV Services – We are planning to provide our copyright protected media content for distribution through pay TV terminals used in the home by Future TV subscribers.  We are in the online testing stage in preparation for our formal rollout, expected in late 2014.

Podcasting - We provide a web based podcast distribution platform for podcast producers wanting to broadcast their audio or video shows to people worldwide, in most cases through RSS distribution.  FAB’s podcast hosting service accumulates and provides audience statistics as well as monetization services to help producers generate revenue.

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

Research and Development

During the calendar years ended December 31, 2013 and 2012, the Company spent $302,361 and $269,562, respectively, on research and development.

Necessary Material

None.

Licenses

•

Internet Publishing License from China’s General Administration of Press and Publication.

•

Business Model License granted by China’s Ministry of Commerce

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

Enterprise Income Tax Preference

The EIT Law and its implementation rules permit certain “high and new technology enterprises strongly supported by the state” that hold independent ownership of core intellectual property and simultaneously meet a list of other criteria, financial or non-financial, as stipulated in the implementation rules and other regulations, to enjoy a reduced 15% enterprise income tax rate subject to certain new qualification criteria. The State Administration of Taxation, the Ministry of Science and Technology and the Ministry of Finance jointly issued the Administrative Rules for the Certification of High and New Technology Enterprises delineating the specific criteria and procedures for the “high and new technology enterprises”.

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

Currently, DEI has 170 full time employees, and no part time employees who spend their time running the media business in China.

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

It is critical for us to maintain and develop our brands so as to effectively expand our customer base and our revenues. We believe that the importance of brand recognition will increase as the middle class grows in China. In order to attract and retain customers, we may need to substantially increase our expenditures for creating and maintaining brand loyalty.

Our success in promoting and enhancing our brands, as well as our ability to remain competitive, will also depend on our success in offering high quality copyright protected content. If we fail to promote our brands successfully or if customers do not perceive our content and services to be of high quality, we may not be able to continue growing our business and attracting customers.

Our strategy of acquiring complementary assets, technologies and businesses may fail and result in equity or earnings dilution.

As a component of our growth strategy, we intend to actively identify and acquire assets, technologies and businesses that are complementary to our existing businesses. Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant impairment losses related to goodwill or amortization expenses related to intangible assets and exposure to undisclosed or potential liabilities of acquired companies.  Any acquisition we decide to pursue may be subject to the approval of the relevant PRC governmental authorities, as well as any applicable PRC rules and regulations. Considering the fast changing legal environment, our acquisition may be subject to the government’s further scrutiny and the acquisition structures we use may be found to be inappropriate.

Acquisitions and/or strategic alliances may have an adverse effect on DEI’s ability to manage its business.

DEI may acquire technologies, businesses or assets that are complementary to its business and/or enter into strategic alliances in order to leverage its position in the Chinese market and expand its business domestically and internationally. Acquisitions or strategic alliances would expose DEI to potential risks, including risks associated with the integration of new technologies, businesses and personnel, unforeseen or hidden liabilities, the diversion of management attention and resources from its existing business, and the inability to generate sufficient revenues to offset the costs and expenses of acquisitions or strategic alliances. Any difficulties encountered in the acquisition and strategic alliance process may have an adverse effect on DEI’s ability to manage its business. In addition, acquired businesses may not perform to DEI’s expectations for various reasons, including the loss of key personnel or key clients, or its strategic focus may change. As a result, DEI may not realize the benefits it anticipates. If DEI fails to integrate acquired technologies, businesses and assets or realize the expected benefits, it may not receive a return on its investment and its transaction costs for such acquisitions, and its business and operations may be adversely affected.

If DEI is unable adequately to protect its intellectual property rights, its businesses may be materially adversely affected.

DEI’s businesses depend in part on intellectual property.  The protection of intellectual property rights and brands in the PRC may not be as effective as those in the United States or other countries.  The steps that DEI has taken to protect its intellectual property may not be effective at preventing its misappropriation.  Any litigation that is necessary to protect these rights may require significant expense and time.

DEI’s business could suffer if it does not successfully manage its current and future growth.

DEI has experienced a period of rapid growth and expansion that has placed, and will continue to place, strain on its management personnel, systems and resources. To accommodate the growth pursuant to its strategies, DEI anticipates that it will need to implement a variety of new and upgraded operational and financial systems, including online payment systems and related security systems, procedures and controls, and the improvement of accounting and other internal control and management systems, all of which require substantial management effort and financial resources. DEI will also need to continue to expand, train, manage and motivate its workforce, and manage its relationships with its distributors, third-party service providers and customer base. All of these endeavors will require substantial management effort and skill and the incurrence of additional expenditures. DEI cannot assure that it will be able to efficiently or effectively implement its growth strategies and manage the growth of its operations, and any failure to do so may limit its future growth and hamper its business strategy.

We are subject to the risks associated with operating in an evolving market.

As a company with a major subsidiary operating in the rapidly evolving PRC market, we face numerous risks and uncertainties. Some of these risks relate to our ability to:

•

attract customers with copyright protected content and the products we offer;

•

maintain and attract customers;

•

increase the revenues derived from our fee-based memberships and products we offer;

•

maintain and increase the revenue derived from advertising;

•

attract and retain qualified personnel.

There are risks inherent to our subsidiary, DEI’s operations that could significantly impact its ability to continue to execute our business plans and/or generate revenues and profits.

DEI faces business risks regarding the following:

•

The ability to secure necessary materials to distribute products;

•

The ability to secure licenses and distribution rights for copyrighted products;

•

The ability to secure the necessary licenses from the Chinese government to operate a high-tech business;

•

The ability to attract and retain highly skilled employees to develop software for its business;

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

There are many companies that distribute online content targeting Chinese Internet users. We compete with distributors of content over the Internet, including content sites, Web directories, search engines and Internet service providers. These sites compete with us for customers and advertising dollars. The Internet market in China is rapidly evolving. Competition is intense and has increased significantly, because there are no substantial barriers to entry in our market.

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

We expect in the future to derive a majority of our revenues from the provision of audio and video products through digital platforms, which is particularly sensitive to changes in economic conditions and people’s consuming habits.

Demand for audio and video products is particularly sensitive to changes in general economic conditions, and sales typically decrease during periods of economic downturn.  Customers may reduce their spending for these products in our stores for a number of reasons, including:

•

a general decline in economic conditions;

•

a shift in business strategy by our wholesale customers

•

a decision to shift material products expenditures to online content;

•

a decline in audio and video products spending in general; or

•

a decrease in demand for audio and video products in general and for our services in particular would materially and adversely affect our ability to generate revenue from our wholesale and retail business, and could affect our financial condition and results of operations.

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

We derived a significant portion of our cash from the sale of FAB brand licenses, which is sensitive to changes in economic conditions and people’s consuming habits.

Demand for our business model and audio and video products is particularly sensitive to changes in general economic conditions, and changes with the growth of the internet.  The length of our license is for a period of 5 years with the cash payment received at the beginning of the agreement.  As the internet grows, the demand for our license and related business model could decline and result in lower revenue and cash generation.   As user preferences change and the internet becomes more prevalent, fewer licenses may be sold, and we may deem the business to no longer be feasible or result in a necessity to change our business strategy.  There can be no assurance the level of license sales will remain consistent with previous results.

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

DEI operates its businesses in China through a VIE with FAB Media and its subsidiaries. The contractual arrangement with FAB Media, and their respective shareholders provide DEI with effective control over these companies. As a result of these contractual arrangements, DEI is considered to be the primary beneficiary of FAB Media and accordingly, DEI consolidates the results of operations, assets and liabilities of FAB Media and its subsidiaries in its financial statements. While this is the traditional legal structure for foreign corporations to control businesses in China, these contractual arrangements may not be as effective in providing DEI with control over FAB Media and its subsidiaries as direct ownership of these companies.  In addition, FAB Media and its subsidiaries or their respective shareholders may breach the contractual arrangements. In any such event, DEI would have to rely on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties in the PRC legal system.

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

If we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to have the power to direct the activities that most significantly affect the economic performance of our consolidated entities, we may lose control over the assets owned by our consolidated entities, including our brand name, and retail and wholesale businesses. As a result, our ability to conduct our business may be materially and adversely affected, and we may not be able to consolidate the financial results of the relevant entities into our consolidated financial statements in accordance with U.S. GAAP, which may materially and adversely affect our results of operations and damage our reputation.

DEI believes the ownership structure is in compliance with all existing PRC laws and regulations, and the VIE Contract is binding and will not result in any violation of PRC laws or regulations currently in effect.  The Company cannot assure you that the PRC regulatory authorities will ultimately take a view that is consistent with DEI. If DEI is found to be in violation of any existing or future PRC laws or regulations, or fails to obtain or maintain any of the required permits or approvals, the relevant regulatory authorities would have broad discretion in dealing with such violation, including levying fines, confiscating of income, revoking DEI’s business licenses or operating licenses, requiring the Company to restructure the relevant ownership structure or operations, and requiring DEI to discontinue all or any portion of its business. Any of these actions could cause significant disruption to DEI’s business operations.

DEI is dependent upon its existing management, its key development personnel and its qualified technical personnel, and its business may be severely disrupted if DEI loses their services.

The future success of DEI depends substantially on the continued services of its executives and its key development personnel, such as Chairman, Zhang Hongcheng, who has been instrumental in the development of the FAB business. If one or more of the key personnel were unable or unwilling to continue in their present positions, DEI might not be able to replace them easily or at all. In addition, if any of the key employees joins a competitor or forms a competing company, DEI may lose know-how, key professionals and staff members as well as suppliers. These key employees could develop and operate a business that could compete with and take customers away from DEI’s existing and future customers. Each of these key personnel has entered into an employment agreement with DEI, which contains non-competition provisions. However, if any dispute arises between the key employees and DEI, these non-competition provisions may not be enforceable in China.

Changes in the economic and political policies of the PRC could materially and adversely affect the DEI business.

Through the VIE, DEI conducts substantially all of its business operations in the PRC. As a result, its business, financial condition, results of operations and business prospects depend largely on economic and political developments in the PRC. China's economy differs from the economies of most developed countries in many respects, including the amount of government involvement in the economy, the general level of economic development, growth rates and control of foreign exchange and the allocation of resources. Although the economy of the PRC has experienced significant growth in recent decades, this growth has remained uneven across different periods, regions and among various economic sectors. The PRC government has implemented various measures to encourage economic development and guides the allocation of resources. It also exercises significant control over China's economic growth through strategically allocating resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. The PRC government’s future actions and policies may materially affect the Chinese economy and may have a material adverse effect on DEI’s business.

Our disclosure controls and procedures are not effective to ensure accurate and timely reporting and we have identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses or if we have other material weaknesses or significant deficiencies in our disclosure controls and procedures or internal control over financial reporting.

As a result of our determination that one of our VIE’s conducted a $16.3 million bond offering in China in 2013 that was not reflected in the Company’s interim financial statements as filed with the Commission, our management has concluded that we did not maintain effective internal controls to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and form as of June 30, September 30, and December 31, 2013.  In particular, we had to restate our financial information for the second and third quarters of 2013 as a result of our failing to accrue interest expense associated with the bonds, the existence of the bonds as a consolidated liability and the receipt of the proceeds of the offering.

The existence of these or one or more other material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

The telecommunications infrastructure in China is not well developed. Our internet growth may depend on the PRC government and state-owned enterprises establishing and maintaining a reliable Internet and telecommunications infrastructure to reach a broader base of Internet users in China. The Internet infrastructure, standards, protocols and complementary products, services and facilities necessary to support the demands associated with continued internet growth may not be developed on a timely basis or at all by the PRC government and state-owned enterprises.

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

•

Change in business strategy and direction

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

FAB’s net income reported to common stockholders was $20.7million for the year end December 31, 2013. FAB’s net loss available to common stockholders was $4,004,225, or $0.34 per share, for the year ended December 31, 2012.  Even though FAB reported a profit during 2013, because we need to establish our brand and services, we expect to incur increasing sales and marketing, product development and administrative expenses, and, as a result, we will need to generate significant revenues to maintain profitability.  We cannot assure you that we will ever be able to maintain revenue and profitability.

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

Our Podcast Apps for sale in the most popular App Stores including Apple, Windows, Amazon and Verizon are subject to approval by each marketplace.  Throughout the submission process, some Apps have not been approved for sale in the marketplaces and may not be approved in the future because they do not comply with App Store Review Guidelines.

The App stores with which Libsyn currently sells its Apps, (Apple App Store, Windows 8, Windows Phone 8, Verizon and Amazon Appstore), have complete control over the approval of each App submitted to their store.  The policies for the App approval process are normally very broad, and subject to interpretation and frequent changes by each App store.

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

Risks Related to China’s Regulatory Environment

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

The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in a number of respects, including:

•

structure;

•

level of government involvement;

•

level of development;

•

level of capital reinvestment;

•

growth rate;

•

control of foreign exchange; and

•

methods of allocating resources.

China has been primarily a planned economy subject to a system of macroeconomic management. Although the PRC government still owns a significant portion of the productive assets in China, economic reform policies have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms. We cannot predict the future effects of the economic reform and macroeconomic measures adopted by the PRC government on our business or results of operations. Furthermore, the PRC government began to focus more attention on social issues in recent years and has promulgated or may promulgate additional laws or regulations in this area, which could affect our business in China. For example, the PRC government issued the Employment Contract Law, effective January 1, 2008, providing increased employment protection to employees in China, which could cause us to incur additional staff costs in the future.

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

In order to comply with PRC regulatory requirements, we operate our main business through a company with which we have contractual relationship but in which we do not have an actual ownership interest. If our current ownership structure is found to be in violation of current or future PRC laws, rules or regulations regarding the legality of foreign investment in the PRC Internet sector, we could be subject to severe penalties.

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

In the past, various prominent Western news outlets have reported that the PRC Ministry of Commerce and the China Securities Regulatory Commission, among other Chinese regulatory authorities, may be considering increased scrutiny or enhanced regulation of Chinese companies that use VIE structures as a means of complying with Chinese laws prohibiting or restricting foreign ownership of certain businesses in China. Some news reports have also sought to draw a connection between recent widely reported accounting issues at certain Chinese companies and the use of VIE structures. Such news reports appear to have had the effect of causing significant drops in the market prices of the shares of several Chinese companies that are publicly-traded in the United States. If any such Chinese regulatory authorities were to increase scrutiny of VIE structures or adopt regulations specifically governing their use, any such scrutiny may have a material adverse impact on us or cause us to change our existing operational structure.  It is possible that there will be increased scrutiny or enhanced regulation in the future. Any of such circumstances could lead to further loss of investor confidence in Chinese focused companies such as ours and cause fluctuations in the market prices of our common stock and, if such prices were to drop sharply, could subject us to additional shareholder litigation, which could cause the price for our shares to drop further.

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

We may be deemed a PRC resident enterprise under the CIT Law and be subject to PRC taxation on our worldwide income.

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

There Are Substantial Risks Related to Our Common Stock and Management's Percentage of Ownership of Our Common Stock

Trading in our Common Stock was halted by NYSE MKT on November 21, 2013 and there can be no assurance when or if such trading will resume, and if it resumes, whether our Common Stock will be a “Penny Stock” under SEC Regulations

We were notified on November 21, 2013 that the NYSE MKT had instituted a trading halt in our common stock, pending receipt of further information, as a result of allegations contained in various short-seller publications issued in November 2013. We subsequently received an information request from NYSE MKT and on April 28, 2014 received a notice from NYSE MKT that the staff of the NYSE MKT intends to strike our common stock from listing.  We have appealed the staff’s determination in this regard to the Exchange Listing Qualifications Panel and a hearing to review the staff’s decision has been scheduled for July 16, 2014.  There can be no assurance that the Exchange Listing Qualifications Panel will overturn the staff’s determination or that NYSE MKT will permit resumption of trading of our common stock. You should be aware that our common stock may not resume trading until it is “released” to the Pink Sheets in the Over-the-Counter market following delisting from the NYSE MKT.

If our common stock were removed from listing with the NYSE MKT, we may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than US$5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stocks on the secondary market. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stock, and can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts. In light of limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, often times we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy - oftentimes blogging from outside the U.S. with little or no assets or identity requirements - should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

In November and December of 2013, there were reports published by the Seeking Alpha website, analysts, and other web-based publishers that contained misleading statements about us. Although we have responded to certain of the allegations contained in these reports in a press releases dated December 10, 2013, there are predictions that there will continue to be more short seller attacks against Chinese companies.  On March 5, 2014, the Company announced that Loeb and Loeb, LLP (“Loeb”) had been engaged by the Board of Directors to investigate allegations regarding the Company raised in previously published reports and that Loeb had engaged FTI Consulting Inc. and FTI Investigations LLC (collectively “FTI”) to provide independent investigation support.  As of date of the filing of this report, the investigation conducted by Loeb and FTI is still underway. The Company believes these allegations are without merit and has vowed full cooperation with the investigation.

We may suffer significant loss of operating capital related to the class action lawsuit and our management, financial condition and results of operations could be seriously harmed.

In November and December 2013, three putative class action lawsuits were filed in the federal court for the Southern District of New York against FAB Universal Corp., its CEO and its CFO.  The actions are:  Simmons v. Spencer et al. (1:13-cv-08216-RWS. filed 11/18/13), Stubblefield v. Fab Universal Corp. et al. (1:13-cv-08499-RWS, filed 11/27/13), and Cox v. Fab Universal Corp. et al. (1:13-cv-08716-RWS, filed 12/09/13).  According to the complaints, defendants made false and/or misleading statements and failed to disclose material adverse facts about FAB’s business, operations, prospects and performance. Plaintiffs allege that defendants overstated the number of kiosks that FAB had deployed. FAB’s kiosks are “inundated with pirated digital entertainment content,” and the company’s Chinese subsidiary issued RMB 100 million ($16.4 million) worth of bonds to Chinese investors that are not reflected in the Company’s publicly disclosed financial statements. Based on the foregoing, plaintiffs assert causes of action for violation of Sections 10(b) and 20(a) of the securities Exchange Act of 1934. Plaintiffs seek unspecified compensatory damages, recessionary damages, fees and costs.

In February 2014, two derivative actions were filed in the federal court for the Southern District of New York against its CEO, CFO and board of directors.  The suits are Thorbjonsen v. Spencer et al. (1:14-cv-00687-UA, filed 02/03/14) and Rowekamp v. Spencer et al. (1:14-cv-01114-RWS, filed 02/21/14).  Plaintiffs in the derivative action claim, on behalf of FAB Universal that Defendants breached their fiduciary duties of loyalty, due care, good faith, independence, candor and full disclosure to shareholders; misappropriated material, non-public information of FAB Universal, and violated of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated there under.

Due to the instability in our common stock price, you may not be able to sell your shares at a profit.

Prior to the imposition of a trading halt by the NYSE MKT, the public market for our common stock was limited and volatile.  As with the market for many other companies in new and emerging industries, any market price for our shares is likely to continue to be very volatile.  In addition, the other risk factors disclosed in this Form 10-K may significantly affect our stock price.  The historical volatility of our stock price may make it more difficult for you to resell shares when you want at prices you find attractive.

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

If DEI meets the Corporate Governance Objectives as defined in the Share Exchange Agreement by which the Company acquired DEI, and the DEI designees convert all the Preferred Stock into shares of our common stock, they will own 78% of our total issued and outstanding common shares.  If these events occur, this means that the DEI designees will have the right to make key decisions regarding the Company’s future.

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

Item 2.  Properties.

FAB's corporate offices are located at 5001 Baum Blvd., Suite 770, Pittsburgh, PA 15213.  They consist of approximately 3,100 square feet of space, which is rented for $4,589 per month.  The lease is currently on a month to month basis.  FAB continues to maintain a sound business relationship with the landlord.  Even though each party may exit the lease with a 30 day written notice, Management does not foresee a significant risk, as the Company has been leasing the office space for the past three years on a month to month basis.  We also maintain two offices in Beijing, China.  One is located at No. 22 Shijingshan Road, Shijingshan District, and the other is located at No. 51 Xirongxian Alley, Xicheng District. The telephone number is 86-10-68635287.  We lease a 30,000 sq. ft. retail store in the Joy City shopping mall for an average monthly amount of approximately $50,414 through March 2016, and a 20,000 square foot entertainment superstore in SoShow shopping district for $48,476 per month through May 2017.

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

In November and December 2013, three putative class action lawsuits were filed in the federal court for the Southern District of New York against FAB Universal Corp., its CEO and its CFO.  The actions are:  Simmons v. Spencer et al. (1:13-cv-08216-RWS. filed 11/18/13), Stubblefield v. Fab Universal Corp. et al. (1:13-cv-08499-RWS, filed 11/27/13), and Cox v. Fab Universal Corp. et al. (1:13-cv-08716-RWS, filed 12/09/13).  According to the complaints, defendants made false and/or misleading statements and failed to disclose material adverse facts about FAB’s business, operations, prospects and performance. Plaintiffs allege that defendants overstated the number of kiosks that FAB had deployed. FAB’s kiosks are “inundated with pirated digital entertainment content,” and the company’s Chinese subsidiary issued RMB 100 million ($16.4 million) worth of bonds to Chinese investors that are not reflected in the Company’s publicly disclosed financial statements.  Based on the foregoing, plaintiffs assert causes of action for violation of Sections 10(b) and 20(a) of the securities Exchange Act of 1934. Plaintiffs seek unspecified compensatory damages, recessionary damages, fees and costs.

In February 2014, two derivative actions were filed in the federal court for the Southern District of New York against its CEO, CFO and board of directors.  The suits are Thorbjonsen v. Spencer et al. (1:14-cv-00687-UA, filed 02/03/14) and Rowekamp v. Spencer et al. (1:14-cv-01114-RWS, filed 02/21/14).  Plaintiffs in the derivative action claim, on behalf of FAB Universal that Defendants breached their fiduciary duties of loyalty, due care, good faith, independence, candor and full disclosure to shareholders; misappropriated material, non-public information of FAB Universal, and violated of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated there under.

We believe this complaint is without merit and plan to defend ourselves vigorously.   Failure by us to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of December 31, 2013. The costs associated with defending and resolving the complaint and ultimate outcome cannot be predicted.  These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future.

In 2009, West Chang’an Avenue Development Co., Ltd (“landlord”) filed a lawsuit against FAB Media for unpaid rent and other payments due the landlord.  The court ruled in favor of the plaintiff, and with this ruling the two parties reached a settlement, which included the implementation of the Lease Agreement commencing January 1, 2010.  The ruling was that FAB pay rent in arrears, penalty and property fees totaling RMB 2 million ($0.32million USD). The landlord then filed a claim against the Company for rent in arrears.

The Company appealed the decision, and the result was the court overturned the decision and remanded the case. However, after a retrial, the court ruled in favor of the plaintiff, and the company had to vacate the leased space, pay off the rent, property fees and penalty, totaling about RMB 5.9 million ($0.95 million USD).

The case went through second trial, and the retrial procedure did not change the verdict. Payment plus interest on the debt of period, the amount payable rose to RMB 7 million ($1.1 million USD).  On May 23, 2014, the court ruled in favor of the plaintiff and the judgment for rent in arrears and penalty is RMB $7.5 million ($1.2million USD). The judgment has been in force, and has entered into the implementation procedure. The Company has to fulfill the payment in an amount of approximately RMB $7.5 million ($1.2million USD).

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of June 26, 2014, [20,805,860] shares of our common stock were outstanding and the last reported sales price for our common stock on the NYSE MKT on November 21, 2013 was $3.07 per share.  We were notified on November 21, 2013 that the NYSE MKT had instituted a trading halt in our common stock, pending receipt of further information, as a result of allegations contained in various short-seller publications issued in November 2013. We subsequently received an information request from NYSE MKT and on April 28, 2014 received a notice from NYSE MKT that the staff of the NYSE MKT intends to strike our common stock from listing.  We have appealed the staff’s determination in this regard to the Exchange Listing Qualifications Panel and a hearing to review the staff’s decision has been scheduled for July 16, 2014.

We have approximately 7,000 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name”.

Our common stock began trading on the NYSE MKT under the symbol “FU” on October 9, 2012.  Prior to that, our common stock was traded on the NYSE MKT under the symbol “WZE”.

The quarterly high and low sales prices for our shares of common stock for the last two years are as follows:

	Low	High
Fiscal Year 2013
Fourth quarter (through Nov. 21)	$3.05	$7.83
Third quarter	$3.25	$11.48
Second quarter	$3.12	$4.65
First quarter	$2.98	$4.39

Fiscal Year 2012
Fourth quarter	$2.31	$5.30
Third quarter	$1.90	$5.70
Second quarter	$1.91	$3.45
First quarter	$1.32	$3.00

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The following information is provided as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	-	-	4,788,967

Equity compensation plans not approved by stockholders	-	-	-

Total	-	-	4,788,967

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have not issued any restricted shares of common stock during the calendar years ended December 31, 2013 and 2012, that have not already been disclosed in our Quarterly Reports on Form 10-Q, Form 10-Q/A1 and/or Current Reports on Form 8-K.

During the quarterly period ended December 31, 2013, we did not receive any proceeds from the exercise of warrants for which the underlying shares were registered with the Securities and Exchange Commission.

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

	Year ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
OPERATING DATA:
Total revenue	$110,873	$27,459	$3,114	$5,540	$5,194
Net income (loss) from continuing operations	20,653	(4,183)	(9,488)	(4,110)	(6,509)
Net income (loss) available to common stockholders	20,653	(4,004)	(9,980)	(4,110)	(6,509)
Basic and diluted net income (loss) per common share	0.99	(0.34)	(1.31)	(0.76)	(1.56)

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
BALANCE SHEET DATA:
Working capital	$76,091	$11,284	$1,063	$(1,335)	$(1,255)
Net property, plant and equipment	16,574	16,721	32	79	129
Intangible assets & goodwill	85,996	88,529	11,484	20,460	20,538
Total assets	240,833	167,795	14,783	21,355	22,005
Long-term liabilities:
Long-term debt	16,518	39	0	0	0
Other	27,677	10,398	0	0	0
Total long-term liabilities	44,195	10,437	0	0	0
Total stockholders’ equity	159,787	133,930	13,776	19,208	19,416

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

Company Overview

Below is an update of our entire business, from our wholly-owned subsidiary, Digital Entertainment International Ltd. (“DEI”) to our media business of podcast services, apps and premium subscriptions.  We believe our business of selling and distributing copyright protected media and content in China from digital platforms will grow and generate profits due to the brand recognition of FAB in China as well as the continued support of the government for copyright protection in China.  We believe our Media business will also continue to grow and generate profits due to the size of our podcast operations, our market leadership position, our presence in iTunes and the monetization of the content we distribute through our publishing platform, advertising, sale of Apps and paid subscriptions for content.  The network growth of our media operation has occurred faster than initially expected, and it is management’s opinion that we are seeing the flow of quality content coming to the Internet increase and audiences showing increased interest in the medium.  FAB Universal believes that our network and relevance in our industry will continue to grow and that we are positioned to be one of the leading companies in the podcast monetization business.  Our business is broken into three segments: Retail, Wholesale and Digital (FAB Licensing/Podcasting/ Subscription TV). In September 2013, FAB entered into an agreement with Future TV Co. Ltd. to distribute its copyright protected media content through pay TV terminals used in the home by Future TV’s subscribers.

Retail

FAB has conducted the retail business through its flagship stores since 2003.  We currently operate a 30,000 sq. ft. store in the prestigious Joy City shopping mall and an entertainment superstore in SoShow.  Each store has over 20,000 square feet in size and carries the largest selection of copyright protected audio and video products in China, including CDs, VCDs, DVDs, blu-rays, books, magazines and portable electronic devices.  The flagship stores are recognized by many Chinese consumers as the right place to buy copyright protected products.

The 20,000 square foot entertainment superstore is located in the Beijing shopping district of SoShow. The store is designed to satisfy the tastes of a swiftly emerging middle class with maturing entertainment expectations.  FAB’s SoShow store provides Beijing shoppers with its first audio-video “hypermarket.” As a preferred venue for product announcements, publishing parties, studio releases, author readings, movie showings, live promotional performances and concerts, FAB’s SoShow outlet is one of China’s first ultra-modern entertainment destination for music lovers, film buffs, game enthusiasts, and early electronic adopters.

The SoShow flagship store offers many new electronic digital products and mobile storage devices while serving as a center for the 5C download supermarket of traditional copyright protected audio-video products. Consumers can download movies, songs, games, e-books and applications to mobile storage devices through the intelligent 5C Kiosk.  Additionally, the 5C download supermarket also offers coupon printing, self-service payments, membership points checking, map searching and other consumer functions.

The Joy City Flagship store, located in the core area in Xidan, Beijing, has superior geographic advantages. In the fourth quarter of 2013 the Joy City store was remodeled, and reopened in the middle of December, 2013. After the remodeling, FAB has increased various kinds of digital facilities, such as electric display screens, enhancing functions of social networks and digitalizing promotional tools.

As the Company gradually transitions the stores to dedicate a larger portion of each store to digital services, as well as a move to selling higher margin products, we anticipate a decrease in revenue within our stores.  This store transformation away from selling mostly traditional audio and video products to individualized items such as covers for mobile devices, and electronics combined with digital experience is anticipated to be a temporary reduction in revenue.  Also, our plans are to open a third store during the third quarter of 2014 in Beijing.

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

The ecommerce business is growing much faster than originally anticipate in China.  With this change, many of our retailers are going to transition their retail stores similar to the changes we have made with our retail stores.  With our customers move away from the traditional hard goods of audio and video, the outlook for 2014 would be that revenue generated by our Wholesale business will experience a decrease throughout 2014.

Digital

Licensing and Media

The twin components of our strategy are to increase our portfolio of content and expand the number of distribution channels.  During 2013, we signed seven copyright licensing agreements with several well-known distributors for additional content.  Many of these distributors have long-term cooperation agreements with over 80 independent film producers in the United States.  The terms of these agreements range from one to ten years and some are revenue sharing based agreements. This content is expected to be distributed across multiple distribution channels, primarily through digital platforms, thereby leveraging our cost of acquisition.

Through these agreements, we obtained the right to distribute an additional 500 songs, 800 hours of TV series, 100 hours of documentaries and over 1,500 movies, of which over 70% were produced in countries outside of China including Million Dollar Baby, Crouching Tiger Hidden Dragon, Roman Holiday and other popular Oscar, Cannes and Golden Globe winners and nominees.  In addition we signed a copyright licensing agreement with the Universal Audio Publishing House to purchase this Chinese company's highly regarded unique music teaching courses.  These music teaching courses are very popular in China and are divided into 71 sets with more than 1,000 curricula delivered by well-known teachers from China’s Central Conservatory of Music.  We also signed an agreement to distribute over 300 hours of South Korean variety shows with the Seoul Broadcasting System.

With our established media, new distribution opportunities and entertainment distribution platform and the power of the FAB brand we believe that we have the fundamentals in place to continue to drive growth as we increase our content offerings across an expanding number of distributions channels.  In order to distribute content over mobile phones and the internet, the Chinese Government requires an internet publishing license which is granted by the General Administration of Press and Publication, the National Agency of Radio, Film and Television.  FAB was granted a license by China’s Ministry of Commerce to license its business model.

FAB has grown its business through its licensing and regional agent programs and has sold 17,944 brand licenses, which allows the licensees to use FAB’s brand on the kiosks.

FAB generates revenues from the sale of FAB Brand licenses, as well as advertising, and FAB membership card sales.

FAB, to date, has sold 40 Regional Agent licenses.  The Regional Agent pays an upfront fee of RMB 1,200,000, and a deposit of RMB 100,000. The license fee is non-refundable after 7 days and the contract period is five years.  The Regional Agent is responsible for selling the individual licenses in each of their locations and for the development of the business with each licensee.

For each kiosk licensed outside of Beijing, the Licensee pays an upfront RMB 30,000 license fee upon signing the contract. The license fee is non-refundable after three days. The total contract period is five years.  FAB pays 20% of each single license fee received (20% of RMB 30,000 = RMB 6,000) to the Regional Agent.  The Licensee looks to the Regional Agent for assistance with acquisition of the kiosk, maintenance and operation of the kiosk, and development of the business.

FAB obtained an Internet Publishing License by China's General Administration of Press and Publication, the national agency of radio, film and television. This license grants FAB Universal the right to distribute both its exclusive and acquired copyright protected audio and video digital content over the Internet and mobile phone networks.

FAB Membership – Beijing Only

In order to retain customers and increase cross-sales, FAB launched its client retention program, the FAB membership program, in 2008.  This program entitles customers to download digital content from FAB.  The membership provides bonus points for member’s purchasing products in any of the flagship stores.  The bonus points can be exchanged for non-cash gifts.

Cross-Platform Video Operation

The use of digital consumption channels for media in China is growing more rapidly than anticipated.    With this change we will transition our business more quickly than previously thought to provide digital content for consumption across multiple channels. This transition will take place starting in 2014.

The Cross-Platform Video Operation business will generate revenue from the distribution of FAB copyright-protected content across various digital platforms.  These platforms include digital TV, IPTV, Smart TV, OTT, mobile and the Internet. Initial targets for partners for these platforms will be those with large, existing consumer bases.

Content

FAB has purchased the licenses or has the rights to distribute and broadcast movies, TV shows, and educational programming.  FAB will continue to acquire the rights to this type content in 2014.

The distribution of this content will be through the various channels described below and will target large consumer bases through partnerships.  During 2014, FAB will pursue agreements with various channels for user paid subscriptions of the purchased content. We will acquire content for which we have the exclusive rights as well as sub-licensing rights for distribution.  FAB will also acquire content for which we will have non-exclusive rights for distribution.  Some of the agreements for non-exclusive content allow FAB to sub-license the content and others will not.

Digital and Internet TV

One-time view TV Services:

Fees will be generated through paid one-time access to individual content through Pay Per view (PPV) where a viewer must access the programming at a specific broadcast time and True Video on Demand (TVOD) where the programming is available any time.  PPV and TVOD fees range from RMB 3 to 9 and FAB would receive a 50% split.

Subscription TV Services

Content is also offered on a monthly subscription basis for both Paid Channels of content (PTV) and Subscription Video on Demand (SVOD).  Fees for these subscriptions range from RMB 10 to 25 and FAB would receive a 50 % split.

While these fees are not significant per charge, there is a very large consumer base in China, and we will target channel providers with a large number of consumers, such as Tongzhou Electronics TV Terminals and as we have with Future TV.

In September 2013, FAB entered into an agreement with Future TV Co. Ltd. to distribute its copyright-protected media content through pay TV terminals used in the home by Future TV’s subscribers, and the trial operation kicked off in November 2013. The agreement with Future TV is a significant milestone for FAB, marking the launch of our subscription TV business and further extending our multi-channel distribution plans.  Our goal is to have our Subscription TV network reach the majority of the households in China in five to ten years.  This can be accomplished with our technical and management team, through the integration of digital TV (via cable network operators), IPTV and OTT (via telecom operators, and content aggregation licensing providers).

Mobile Phones and Tablets

With the increasing trend towards mobile device use and growing consumer base, FAB will also partner with China’s top mobile companies to distribute video.  FAB copyright-protected content will be distributed to mobile users via mobile phones and tablets.  This market segment is large and will continue to grow.  For example, China Mobile Video Innovation base reaches an average of 130 million monthly users.  Revenues from partnerships with mobile carriers will be based on revenue share for paid content and will be in the range of a 50/50 revenue share.

Internet

Content will be offered for free via the Internet on destination web sites. The web sites are ad-supported through display advertisements on the site as well as advertising inserted within in the videos themselves.  The Advertising revenue split is normally 50/50.

FAB will partner with Baidu a leading destination web site for video.  Baidu is the largest Chinese search engine with their video web side having accounted for over 75% of the entire network traffic distribution in China.  The APP activated users has accumulate to approximately 100 million, with 20 million daily active users.  Baidu also offers paid content packaging through user subscriptions for premium packaged content where FAB content can be included for a revenue share.

        Libsyn

Libsyn is the subsidiary for our digital media and entertainment business.  Libsyn is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method for episodic, audio and video shows.  The Libsyn Network received over 1.6 billion download requests for shows in 2012 and 1.9 billion in 2013 to approximately 34 million monthly audience members in the fourth quarter of 2013.  Libsyn's publishing platform hosted 16,241 shows in 2013. Management believes that Libsyn offers the best podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  The total number of episodes on the network totaled 1,688,057 in 2013, all of which are available for immediate distribution.  With the continuing success of iPods, iPhones, iPads, Android’s mobile phones, Blackberry’s smartphones, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  LibsynPRO Enterprise service had 124 network publishers in 2013.  As Libsyn derives a portion of its revenues through data transfer from PRO customers, our feature rich version of the PRO publishing platform provides management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business.  For 2013, revenue from data transfer totaled $480,723.

LIBSYN – PUBLISHING SERVICES

 Hosting, Distribution Network, Content, Platform Development

In 2013 the Libsyn Network received approximately 1.9 billion download requests for podcast episodes vs. 1.6 billion download requests in 2012, from a wide variety of distribution outlets to which Libsyn syndicates content.  The Libsyn network received over 5.3 million requests for shows per day throughout 2013.  Our network reaches over 34 million people around the world, creating what management believes is a strong media asset and a very compelling platform for advertisers as well as smartphone App sales.  Download requests are calculated by counting the number of shows requested for download by audience members.  Libsyn works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform and through the sale of Apps.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Libsyn’s third party advertising partners and its in-house advertising sales team to fill.

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

Early in 2013, we debuted the next-generation Libsyn platform (Libsyn 4).  In the fourth quarter of 2013, the most significant aspects of the system were developed for Libsyn 4, including content management, publishing, and statistics.

Previously existing content management components were redesigned to improve usability on tablets, and a file manager was introduced to allow producers to view all files associated with their shows in a single location.

The publishing workflow was streamlined and redesigned for an improved overall user experience.  The previous publishing system was divided into two modes: basic and advanced.  With Libsyn 4, the publishing workflow provides a single interface that collapses advanced features that producers may expand if needed.  This design choice should decrease user confusion and thus the need for technical support.

New advanced statistics for Libsyn 4 were introduced in the fourth quarter of 2013, allowing producers to observe trends in geographic regions.  This geographic trend analysis is particularly useful to producers who schedule events (e.g. comedians), and these trends may prove useful in the future for localized advertising.

The Libsyn platform allows producers to automatically publish to many social media platforms (referred to as “OnPublish”) including Facebook and Twitter.  With the Libsyn 4 release, the usefulness of OnPublish was improved.

First, social media services issue temporary authorizations for Libsyn producers to send them content.  These authorizations must be renewed by the user from time to time.  A dashboard widget was added to Libysn 4 to show the status of these authorizations so they can be quickly renewed.  Additionally, the functionality of the Libsyn 4’s technology stats now shows the numbers of Facebook likes and Twitter re-tweets that come as a result of content released through OnPublish.

In the fourth quarter of 2013, Libsyn also introduced a new app to both the Windows Store and Windows Phone Store markets called “The Podcast Source.”  This app serves as a place for people to subscribe to and consume podcasts.  The Podcast Source enables audiences to enjoy podcasts from not only Libsyn, but from any podcast that has an RSS feed.  The app also supports MyLibsyn premium content, thus making the premium offering more visible to all subscribers of premium shows.

LIBSYN - APPS

Apps are small software applications that users can purchase and download to their mobile devices with relative ease. App categories include video games, sports, productivity, entertainment, education and health & fitness.  Some of these Apps are free, while others have to be purchased.  These Apps range in price from $.99 to $100.00, with the average price under $4.99.

Sale of Podcast Apps

Libsyn created Apps that work on the iPhone and Android platforms and are currently for sale in the iTunes App Store, Verizon Store, Windows Store and the Amazon App Store. Libsyn currently has approximately 4,400 Apps for sale.  Podcasters then market their very own App to their show’s audience, many of whom use iPhones, iPods and Android phones.

Libsyn also offers Apps as a free monetizational tool to podcasters on the Libsyn Network as long as they have a qualifying monthly account.  Currently, there are approximately 16,241 shows on the Libsyn Network and approximately 34 million audience members who consume podcasts.  Libsyn submits each App for approval, which is not guaranteed and is based on the respective terms of service and approval process of the App Store, and manages the collecting of the revenue and distribution of the podcaster’s share of the revenues.  Libsyn expects to retain approximately 35% of the sale price that ranges from $.99 to $4.99 in most cases.  These Apps are currently being sold around the world via Apple’s App Store, the Verizon Store, Windows Store and the Amazon App Store. Throughout 2013, revenue from App and subscription sales totaled $587,329.

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

Sale of Podcast Subscriptions and Episodes Via Custom Podcast Apps

Once a podcaster has successfully marketed an App to its audience and has created a significant install base, the podcaster offers new content on a subscription basis or release a special episode, in addition to its normal podcast episodes, and charge a nominal fee ($1 - $3) for that episode or episodes to its audience.  By having a successful, extremely easy to use micropayment platform in iTunes/iPhone/iPod Touch, Android and Amazon, the podcast audiences are willing to pay a nominal fee ($1.99), from time to time, for special episodes of their favorite podcast and even sign up for inexpensive subscriptions ($.99 a month; $8.99 for 12 months) for new content.  Libsyn earns a portion of the subscription and episode revenue for administering the App account and delivering the content to the consumer.

LIBSYN - ADVERTISING

In 2013, Libsyn executed multiple national brand advertising campaigns for companies including Audible, Hover and Ting.  These campaigns run across multiple shows, with different advertisers, resulting in $948,631 in 2013 advertising revenue.

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

The Company derives revenue from retail sales, sales to retailers, and Digital sales.  Revenue from Digital sales includes advertisement revenue, membership card revenue, download revenue and licensing revenue.

Revenue from retail sales is recognized at the point-of-sale. Revenue from sales to retailers is recognized at the point of delivery of the product. Download service revenue is recognized when substantially all material services or conditions relating the sales have been performed or satisfied, and the Company has no obligation to refund any payment (cash or otherwise) received. Revenue generated from Membership sales is non-refundable. Membership card revenue is amortized over the life of the membership period, membership cards with par value of RMB 100 have an expiration period of three months, and par value of RMB 200, 300, 400 and 500 have an expiration period of twelve months.  Advertisement revenue is recognized over the contract period.  Licensing revenue is amortized ratably over the term of the agreement which is generally five years. Deferred revenue represents unearned revenues related primarily to sales of licenses and FAB Membership cards.

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

Accounts Receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, as well as information obtained from suppliers and past experiences with customers.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. We established an allowance for doubtful accounts of $14,000 at December 31, 2013 and 2012.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, current deferred revenue and notes payable approximates their recorded values due to their short-term maturities. Long-term deposits represent cash and therefore, their carrying value represents fair value. The fair value of the Company’s long-term deposits, non-current deferred revenue, long-term bond payable and other liabilities has no material difference with the book values based on the calculated results.

Stock-based Compensation - The Company accounts for options in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 718, Compensation – Stock Compensation.  For the years ended December 31, 2013 and 2012, the Company recorded stock-based employee compensation expense of  $423,796 and $5,086 for vesting of stock options, respectively, and stock–based compensation expense to employees and consultants of $329,600 and $4,159,800, respectively, for options that were issued and immediately exercised. The plans are more fully described in Note 13 of our consolidated financial statements.

Estimating the fair value of options granted requires us to utilize valuation models and to establish several underlying assumptions. The fair value of option grants was estimated using the Black-Scholes option valuation model based on the following weighted average assumptions:

	2013	2012
Dividend yield	0%	0%
Expected life	11 yrs	0 yrs
Expected volatility	82.76%	0%
Risk-free interest rate	2.17%	0.00%

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. (See note 13 – Capital Stock and note 16- Contingencies).

Recent Accounting Pronouncements - The Company has adopted all recently issued accounting pronouncements that management believes to be applicable to the Company. The adoption of these accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the Company’s financial position or results of operations.

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

Call Option Agreement

DGC entered into call option agreement with FAB Media and its respective registered shareholders, who irrevocably granted to DGC or its designated person exclusive options to purchase, when and to the extent permitted under PRC law, all of the equity interests in FAB Media. The exercise price for the options to purchase all of the equity interests in FAB Media is the minimum amount of consideration permissible under the applicable PRC law. The agreements have an initial term of ten years and are renewable at DGC's sole discretion. These call option agreements provide, among other things, that without DGC's prior written consent:

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

Equity Pledge Agreement

Under DGC's Equity Pledge Agreement with FAB Media and its respective registered shareholders, the registered shareholders of FAB Media pledged all of their respective equity interests in FAB Media to DGC to secure the performance of the registered shareholders', FAB Media's obligations under the various VIE agreements, including the Exclusive Service Agreement and other agreements described above.

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

The following schematic diagram illustrates the relationships between the various FAB entities:

FAB Universal Corp. (FAB) Colorado Corp

Digital Entertainment International Limited (DEI) a Hong Kong Co. 100% Owned by FAB
Outside PRC
Inside PRC
Beijing Dingtai Guanqun Culture Co. Ltd (DGC) a PRC Co. 100% Owned by DEI

Beijing FAB Culture Media Co., Ltd (FAB Media) a PRC Co. VIE Contract with DGC

Beijing FAB Digital Entertainment Products Co., Ltd (FAB Digital) a PRC Co. 100% Owned by FAB Media

Beijing FAB Interactive Culture Media Co. Ltd. (BFICM) a PRC Co. 100% owned by FAB Digital

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

Results of Operations.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

FAB Universal derives its revenue from the sale of copyright protected media, FAB Brand licenses, advertising sales and FAB Membership cards sold in mainland China as well as from our podcast hosting fees, podcast advertising sales, and subscription sales.

During 2013, FAB recorded revenues of $110.9 million, an increase of $83.4 million, from our revenues of $27.5 million in 2012.  This increase was driven by an increase in revenue from first full year of operation since the acquisition of DEI in September 2012. During the fourth quarter of 2012, DEI reported $22.9 million of revenue.  During 2013, revenue from the wholesale segment generated $60.4 million in revenue with the retail segment providing $9.0 million and Digital Media/licensing delivering $41.5 million. Within the Digital segment, Advertising delivered $17.3 million, FAB Memberships delivered $11.3 million and FAB Brand Licensing delivered $7.7 million, while content download revenue was minimal and the Libsyn business generated $5.0 million. The Libsyn business saw significant increases in hosting fees, ad revenue and the addition of subscription revenue.  The increase in hosting fees was due to the increase in the number of producers using our services.

During 2013, our cost of revenue was $63.5 million, an increase of $47.1 million over the 2012 figure of $16.4 million.  This increase was driven by the addition of the DEI business and cost of revenue for the sale of copyright protected media.  During the 2013, cost of revenue from the wholesale segment was $48.5 million with the retail segment incurring $6.5 million and Digital Media/licensing totaling $8.4 million.  FAB generated a gross profit of $47.4 million in 2013, versus a gross profit of $11.0 million in 2012.

In 2013, FAB had operating expenses of $17.5 million, as compared to $13.8 million in 2012.  Our operating expenses consisted of:

Selling expenses increased to $4.7 million in 2013, from $2.2 million in the prior year.  The increase was due to the addition of DEI, adding $2.5 million of incremental selling expense.

General and administrative expenses increased to $11.0 million in 2013, from $8.5 million in the prior year.   The increase was driven due to the reporting of three additional quarters for DEI in 2013.  For 2012, the expense was driven due to the issuance of stock to employees, officers and directors for the work associated with the acquisition of DEI.  Also, consulting fees were $1.6 million in 2013 compared to $2.8 million in 2012.

Research and development costs for 2013 were $302,361 versus $269,562 for 2012.  These are expenses associate with continued work for the podcast hosting business.

Other expense increased to $2.7 million in 2013 from $79,136 in 2012.  This increase is due to recording $1.2 million of interest expense on the long-term bond, $1.2 million for the contingent loss for the settlement of the lawsuit regarding rent, and the amortization of the financing costs totaling $111,387.

Net income available to common stockholders increased to $20.7 million in 2013, as compared to a net loss available to common stockholders of $4.0 million in 2012.  This increase in net income available to common stockholders for 2013 is a result of adding the acquisition of DEI for a full year in 2013.  Basic and diluted income per common share was $0.99 in 2013, compared to a loss per share of $0.34 in 2012.

Liquidity and Capital Resources.

2013 compared to 2012

Current assets at December 31, 2013 included $108.8 million in cash and accounts receivable, an increase of $82.2 million, from our cash and accounts receivable of $26.6 million at December 31, 2012.  The increase in cash was primarily contributed as a result of the operations from DEI.

During fiscal 2013, our operating activities provided cash of $54.4 million, as compared to $8.9 million in net cash provided by operating activities during 2012.  This increase was driven from our net income, delivering 21.9 million as well as management of our inventory contributing $4.6 million, and the sale of FAB Brand license fees providing $ 29.5 million in cash.

In 2013, depreciation and amortization expense was $6.9 million, which increased from $2.0 million in 2012.  This increase was attributed to the amortization of intangible assets during all of 2013 versus the fourth quarter of 2012.

Net cash provided by investing activities was $3.6 million for 2013 versus cash used of $8.2 million in 2012.  The decrease was driven by the acquisition of DEI in 2012 providing $13.4 million in cash with the acquisition off-set by payment of long-term deposits to customers in the fourth quarter of 2012 totaling $4.9 million. During 2013, the Company experience a net return of long-term deposits totaling $5.2 million off-set by the purchase of equipment and copyrights.

In 2013, net cash provided by financing activities was $20.1 million, versus $1.5 million in 2012.  During 2013, the Company received proceeds of $16.3 million for the issuance of bonds bearing interest at 11% annually, and borrowed net funds on traditional notes totaling $ 5.2 million.  In 2012, the warrant holders exercised 341,208 warrants at $3.25 per share for 341,207 shares of the Company’s common stock.  The Company received proceeds of $1,108,923.

At December 31, 2013, the Company had working capital of $76.1 million, as compared to working capital of $11.3 million at December 31, 2012.  This increase in working capital is due to cash received with the addition of the DEI operations and the issuance of long-term debt instruments.

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

Item 8.  Financial Statements and Supplementary Data.

FAB UNIVERSAL CORP AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	45

Consolidated Balance Sheets as of December 31, 2013 and 2012	47

Consolidated Statements of Operations and Comprehensive Income and Loss for the years ended December 31, 2013 and 2012	48

Statement of Stockholders’ Equity for the years ended December 31, 2013 and 2012	49

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	50

Notes to Consolidated Financial Statements	51

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and Stockholders of:

FAB Universal Corp and Subsidiaries

We have audited the accompanying consolidated balance sheet of FAB Universal Corp and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive income and loss, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FAB Universal Corp and Subsidiaries as of December 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KCCW Accountancy Corp.

Diamond Bar, California

June 25, 2014

Friedman LLP [Letterhead]

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

FAB UNIVERSAL CORP AND SUBSIDIARIES

Pittsburgh, Pennsylvania 15213

We have audited the accompanying consolidated balance sheets of FAB Universal Corp and subsidiaries as of December 31, 2012, and the related consolidated statements of operations and comprehensive income and loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Friedman LLP

March 15, 2013

New York, New York

FAB UNIVERSAL CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2013		December 31, 2012
CURRENT ASSETS:
Cash	$ 99,546,530		$ 19,671,937
Restricted Cash	1,651,800		-
Accounts receivable, net	7,554,919	[1]	6,927,045	[1]
Advances to suppliers, net	81,500		154,770
Inventory	686,067		5,207,008
Deferred tax assets, current	2,830,200		1,771,799
Other current assets	591,194		979,021
Total current assets	112,942,210		34,711,580

Property, and equipment, net	16,574,131		16,720,637
Goodwill	62,092,932		60,652,957
Intangible assets, net	23,903,476		27,875,748
Deferred tax assets, non-current	5,227,865		3,346,166
Long-term deposits	20,092,845		24,488,131
Total assets	$ 240,833,459		$ 167,795,219
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank loans	$ 6,276,842		$ 2,072,619
Accounts payable	3,309,610		6,471,270
Accrued expenses	4,209,753		3,077,785
Deferred revenue	15,457,102		8,250,402
Taxes payable	2,608,821		1,603,821
Notes Payable	1,651,801		-
Contingent liability	1,238,850		-
Due to related parties	122,596		41,341
Other payable	1,976,119		1,910,378
Total current liabilities	36,851,494		23,427,616

Long-term deposits from customers	2,244,797		2,474,604
Deferred revenue	25,432,654		7,923,450
Long-term bond payable	16,518,005		-
Long-term payables	-		39,204
Total liabilities	81,046,950		33,864,874
COMMITEMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock	-	[2]	-
Common stock	20,806	[3]	20,469	[4]
Additional paid-in capital	207,903,478		206,786,139
Accumulated other comprehensive income	5,469,380		1,384,365
Accumulated deficit	(53,607,155)		(74,260,628)
Total stockholders' equity	159,786,509		133,930,345
Total liabilities and stockholders' equity	$ 240,833,459		$ 167,795,219

[1] net of $14,000 allowance

[2] $.001 par value, 10,000,000 shares authorized, 290 shares issued and outstanding

[3] $.001 par value, 200,000,000 shares authorized, 20,805,860 shares issued and outstanding

[4] $.001 par value, 200,000,000 shares authorized, 20,468,860 shares issued and outstanding

The accompanying notes are an integral part to the consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31, 2013	December 31, 2012

Revenue	$ 110,873,419	$ 27,458,730
Cost of Revenue	63,459,542	16,439,641
Gross Profit	47,413,877	11,019,089

OPERATING EXPENSES
Selling expenses	4,712,444	2,217,635
General and administrative	10,963,845	8,472,478
Consulting fees	1,555,990	2,812,075
Research and development	302,361	269,562
Total Expenses	17,534,640	13,771,750
Income (loss) from continuing operations	29,879,237	(2,752,661)

OTHER INCOME (EXPENSE):

Loss on disposal of assets	-	(32,502)
Interest income	168,221	284
Interest expense	(1,423,545)	(23,304)
Other income (expense)	(1,430,047)	(23,614)
Total Other Income (Expense)	(2,685,371)	(79,136)
Income (loss) from continuing operations before income taxes	27,193,866	(2,831,797)

Income tax expense	6,540,393	1,350,704

Net income (loss) from continuing operations	20,653,473	(4,182,501)

Net income (loss) from discontinued operations, net of tax	-	178,276

Net Income (Loss)	20,653,473	(4,004,225)

Other comprehensive income
Foreign Currency translation gain	4,085,015	1,384,365

COMPREHENSIVE INCOME (LOSS)	$ 24,738,488	$ (2,619,860)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$ 0.99	$ (0.36)
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	-	0.02
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$ 0.99	$ (0.34)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	20,757,353	11,779,195

The accompanying notes are an integral part to the consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit

Balance at December 31, 2011	-	$-	8,125,530	$8,126	$84,024,736	$-	$(70,256,403)

Stock issued for consulting services	-	-	479,169	479	953,025	-	-

Stock issued upon exercise of options for services	-	-	1,221,818	1,222	4,158,578	-	-

Stock Issued upon conversion of warrants	-	-	356,992	357	1,108,566	-	-

Acquisition of Digital Entertainment International		-	10,282,611	10,282	118,296,017	-

Fractional share adjustment with the 1 for 12 reverse stock split	-	-	2,740	3	(3)	-	-

Compensation for vested stock options	-	-	-	-	5,086	-

Spin-Off of Future Healthcare of America	-	-	-	-	(1,759,866)	-	-

Foreign currency translation gain	-	-	-	-	-	1,384,365	-

Net Loss for the year ended December 31, 2012	-	-	-	-	-	-	(4,004,225)

Balance at December 31, 2012	-	$-	20,468,860	$20,469	$206,786,139	$1,384,365	$(74,260,628)

Stock issued for consulting services	-	-	337,000	337	693,543	-	-

Compensation for vested stock options	-	-	-	-	423,796	-

Foreign currency translation gain	-	-	-	-	-	4,085,015	-

Net Income for the year ended December 31, 2013	-	-	-	-	-	-	20,653,473

Balance at December 31, 2013	-	$-	20,805,860	$20,806	$207,903,478	$5,469,380	$(53,607,155)

The accompanying notes are an integral part to the consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31
	2013	2012
Cash Flows from Operating Activities
Net income (loss) from continuing operations	$ 20,653,473	$ (4,182,501)
Net income from discontinued operations	-	178,276
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposal of PPE and leasehold improvements	-	435,183
Gain on sale of equipment	-	(6,000)
Stock issued to employees and consultants	329,600	5,113,304
Non-cash compensation - options vested	423,796	5,086
Recovery of doubtful accounts	-	(1,612)
Deferred tax benefit	(2,747,056)	(609,986)
Contingent loss	1,219,691	-
Depreciation and amortization expense	6,887,986	1,972,047
Change in assets and liabilities:
Accounts receivable	(426,976)	(64,441)
Prepaid expenses	362,362	117,453
Inventory	4,601,158	(1,305,928)
Accounts payable	(3,285,173)	661,935
Accrued expense	1,408,638	528,309
Taxes payable	943,213	(916,504)
Deferred revenue	24,032,521	6,839,129
Net Cash Provided by continuing operations	54,403,233	8,763,750
Net Cash Provided by discontinued operations	-	100,071
Net Cash Provided by Operating Activities	54,403,233	8,863,821

Cash Flows from Investing Activities:
Purchase of property and equipment	(658,374)	(420,881)
Cash of discontinued operations	-	129,445
Cash acquired from Acquisition of DEI (FAB)	-	13,413,658
Proceeds from sale of property and equipment	-	6,000
Return (payment) of long-term deposits	5,190,125	(4,880,390)
Purchase of copyrights	(895,001)	-
Net Cash Provided by Investing Activities	3,636,750	8,247,832

Cash Flows from Financing Activities:
Issuance of common stock	-	1,108,923
Increase in restricted cash	(1,626,254)	-
Proceeds from long-term bond offering	16,262,542	-
Proceeds from related party	80,121	-
Proceeds from short term loan	6,179,766	-
Proceeds from notes payable	1,626,254	593,881
Payments of short-term loans	(2,430,988)	(218,766)
Net Cash Provided by Financing Activities	20,091,441	1,484,038

Effect of Exchange Rate Change on Cash	1,743,169	168,926

Net Increase in Cash	79,874,593	18,764,617
Cash at Beginning of Year	19,671,937	907,320
Cash at the end of Year	$ 99,546,530	$ 19,671,937
Supplemental Disclosures of Cash Flow Information
Cash paid for interest expense	$ 195,411	$ 38,582
Cash paid for income taxes	$ 9,240,810	$ 1,732,050

The accompanying notes are an integral part to the consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

FAB Universal Corp. (“Parent”, “Company”), a Colorado corporation was organized on July 1, 1998.  The Company operates in three segments, Wholesale, Retail and Digital Media Services.  The Wholesale segment engages primarily in the sale of audio-visual products as well as books and magazines to retail businesses. The Retail segment conducts its business through our retail stores, selling copyright protected audio and video products, including CDs, VCDs, DVDs, books, magazines and portable electronic devices. The Digital Media Services segment licenses its multi-year programs for our FAB brand.  It also includes the revenue share for advertising, and includes the services provided by our podcast hosting, content management tools and advertising services.  (See Note 2) On February 27, 2007, the Company organized Wizzard Acquisition Corp., a Pennsylvania corporation, to acquire and dissolve into the operations of Webmayhem, Inc. (“Libsyn”, “Libsyn Media”), a Pennsylvania corporation, in a transaction accounted for as a purchase.  Libsyn is a wholly owned subsidiary of the Company.

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

DEI is a holding company and conducts its business through its wholly owned subsidiary, DGC, which is a wholly foreign-owned enterprise (“WFOE”) with limited liability incorporated in the PRC in March 2011. DGC has entered into a series of contractual agreements with the owners of FAB Media. . On March 10, 2014, the owners of FAB Media injected additional $653,200 (RMB 4 million) into FAB Media, which will be accounted for as additional paid-in capital in consolidation.

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

FAB Digital is a wholly owned subsidiary of FAB Media and specializes in the distribution of entertainment and audio visual products through its two flagship stores in Beijing as well as its online stores. Beijing Jinglvtong Travel and Science Technology Co., Ltd., which is fully owned by FAB Digital, changed to Beijing FAB Huzhong Times Technology Co., Ltd. in May 2013, and the name was changed again to Beijing FAB Interactive Culture Media Co., Ltd. (“BFICM”) in December 2013.

In November 2013, three subsidiaries of DGC were incorporated in PRC with a registered capital of RMB 1 million each.  These three organizations are each 100% owned by DGC and they are: Beijing FAB Vast Cosmos Technology Co. Ltd. (“BFVCT”), Beijing FAB Wide Spread Culture Development Co., Ltd. (“BFCD”) and Beijing FAB Prosperous Trading Co., Ltd. (“BFPT”). In December 2013, FAB Entertainment Corp., a California Corporation, which is also fully owned by DGC, was formed.  These four companies had no operations in 2013 and were formed for the purpose of developing international business.

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

Selected information of the consolidated balance sheet of FAB Media and its wholly-owned subsidiaries as of December 31, 2013 and 2012, and the consolidated results of operations for the year ended are summaries as follows:

	December 31, 2013	December 31, 2012

Cash and Restricted cash	$99,077,811	$19,291,600
Accounts receivable, net	7,227,270	6,666,985
Deferred tax assets, current	2,830,200	1,771,799
Other current assets	4,820,393	5,779,940
Total current assets	113,955,674	33,510,324

Property, plant and equipment, net	14,989,176	15,182,291
Intangible assets, net	434,304	-
Deferred tax assets, non-current	5,227,865	3,346,166
Long-term deposits	20,089,263	24,484,549
Total assets(1)	154,696,282	76,523,330

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION–(Continued)

	December 31, 2013	December 31, 2012

Short-term bank loans	$6,276,842	$1,612,826
Accounts payable	2,924,374	5,856,233
Accrued expenses	4,008,363	2,637,676
Deferred revenue, current	15,294,998	8,178,970
Other current liability	7,491,885	3,534,867
Total current liabilities	35,996,462	21,820,572

Long-term deposits from customers	2,244,797	2,474,604
Deferred revenue, non-current	25,432,654	7,923,450
Long-term bonds payable	16,518,005	-
Total liabilities(1)	80,191,918	32,218,626

	For the year ended December 31, 2013	Period from September 27, 2012 to December 31, 2012

Revenue	$105,932,361	$23,708,308
Net income	20,820,847	3,136,626

(1) Total assets and liabilities of the VIE are reported net of intercompany balances that have been eliminated with the VIE consolidation

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements presented reflect the accounts of Parent, Libsyn, and DEI.  All significant inter-company transactions have been eliminated in consolidation.  The operations’ of FHA, which includes the Interim subsidiary, was spun-off into its own company effective October 1, 2012.   The record date for the spin-off of our Home Healthcare subsidiary into a separate entity was September 5, 2012, and the stock began trading on the OTC BB effective October 1, 2012.  The transaction was treated as a special dividend for the shareholders of record as of September 5, 2012.

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

Reclassification – The financial statements for the period ended December 31, 2012 have been reclassified to conform to the headings and classifications used in the December 31, 2013 financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted cash-Restricted cash represents deposits not readily available to the Company because they are required to be pledged to secure note payable outstanding as of December 31, 2013 (note 8).

Inventory - Inventory includes books and video products and is recorded at the lower of cost or market, using the first-in, first-out (“FIFO”) method. The Company estimates net realizable value based on current market value and inventory aging analyses. As of December 31, 2013 no reserve for slow-moving or obsolete inventory is considered necessary.

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

The Company derives revenue from retail sales, sales to retailers, and Digital sales.  Revenue from Digital sales includes advertisement revenue, membership card revenue, download revenue and licensing revenue.

Revenue from retail sales is recognized at the point-of-sale. Revenue from sales to retailers is recognized at the point of delivery of the product. Download service revenue is recognized when substantially all material services or conditions relating the sales have been performed or satisfied, and the Company has no obligation to refund any payment (cash or otherwise) received. Revenue generated from Membership sales is non-refundable. Membership card revenue is amortized over the life of the membership period, membership cards with par value of RMB 100 have an expiration period of three months, and par value of RMB 200, 300, 400 and 500 have an expiration period of twelve months.  Advertisement revenue is recognized over the contract period.  Licensing revenue is amortized ratably over the term of the agreement which is generally five years. Deferred revenue represents unearned revenues related primarily to sales of licenses and FAB Membership cards.

Revenue from package software products is recorded when the payment has been received and the software has been shipped.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  Revenue from non-recurring programming, engineering fees, consulting service, support arrangements and training programs is recognized when the services are provided.

Accounts Receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, as well as information obtained from suppliers and past experiences with customers.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. We established an allowance for doubtful accounts of $14,000 at December 31, 2013 and 2012.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation - The Company accounts for options in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 718, Compensation – Stock Compensation.  For the years ended December 31, 2013 and 2012, the Company recorded stock-based employee compensation expense of  $423,796 and $5,086 for vesting of stock options, respectively, and stock–based compensation expense to employees and consultants of $329,600 and $4,159,800, respectively, for options that were issued and immediately exercised.

Functional Currency / Foreign Currency Translation – The functional currency of FAB Universal Corp is the United States Dollar (USD).  The functional currency of DEI is the Renminbi (“RMB”) and its reporting currency is U.S. dollars for the purpose of these financial statements. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rates (6.054 RMB to $1 at December 31, 2013) and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during 2013 (6.1492 RMB to $1) in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, current deferred revenue and notes payable approximates their recorded values due to their short-term maturities. Long-term deposits represent cash and therefore, their carrying value represents fair value. The fair value of the Company’s long-term deposits, non-current deferred revenue, long-term bond payable and other liabilities has no material difference with the book values based on the calculated results.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There is no material uncertain tax positions as of December 31, 2013 and 2012, respectively (See note 13 – Capital Stock and note 16- Contingencies).

Recent Accounting Pronouncements - The Company has adopted all recently issued accounting pronouncements that management believes to be applicable to the Company. The adoption of these accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the Company’s financial position or results of operations.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed an analysis of the fair value of the business as it relates to the goodwill associated with Libsyn.  The analysis of the business enterprises’ fair value was performed as of December 31, 2013.  Based on the results of the application of the Fair Value, no impairment of goodwill was recorded in connection with Libsyn. When making these estimates, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from those estimated.

Goodwill consists of:

	December 31,	December 31,
	2013	2012
Digital Entertainment International - DEI	$50,608,681	$49,168,706
Webmayhem Inc.(Libsyn)	11,484,251	11,484,251
Total Goodwill	$62,092,932	$60,652,957

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

The following is a summary of goodwill:

	For the Year Ended December 31,	For the Year Ended December 31,
	2013	2012

Goodwill at beginning of period	$60,652,957	$12,673,912
Foreign currency translation gain	1,439,975	-
Acquisition of DEI	-	49,168,706
Goodwill discontinued operations	-	(1,189,661)
Goodwill at end of period	$62,092,932	$60,652,957

Other intangible assets - Other intangible assets consist of customer relationships, intellectual property, trade name and non-compete, which were generated through the acquisition of DEI. Management considers these intangible assets to have finite-lives except trade name. These assets are being amortized on a straight-line basis over their estimated useful lives.

As of December 31, 2013, identifiable intangible assets consist of following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Customer Relationships	$8,900,000	3	$ 3,828,235	$ 293,749	$ 5,365,514
Intellectual Property	4,300,000	3	1,849,597	141,923	2,592,326
Trade name	13,876,000	(a)	(a)	572,093	14,448,093
Copyrights	902,653	(b)	128,436	0	774,217
Non-compete	1,885,200	2	1,216,345	54,471	723,326
Total	$29,863,853		$ 7,022,613	$ 1,062,236	$ 23,903,476

(a)  The FAB trade name has been determined to have an indefinite life.

(b)  The copyrights useful lives are from 1 year to 10 years.

The estimated future amortization expenses related to other intangible assets as of December 31, 2013 are as follows:

For twelve months ending December 31,
2014	$ 5,491,673
2015	3,830,173
2016	87,014
Thereafter	46,523
Total	$ 9,455,383

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2013 and 2012 consist of the following:

	December 31,
	2013	2012
Accounts receivable	$ 7,568,919	$ 6,941,045
Allowance for doubtful accounts	(14,000)	(14,000)
Accounts receivable, net	$ 7,554,919	$ 6,927,045

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACCOUNTS RECEIVABLE – Continued

Currently, the Company grants credit to customers with well-established credit history with terms from net 30 days to twelve months while the Company generally requests other customers to pay either in advance or upon delivery. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are as follows:

	December 31	December 31
	2013	2012
Electronic equipment	$ 1,726,239	$ 1,436,466
Office furniture and equipment	62,248	54,077
Vehicles	372,996	57,471
Building	14,072,796	14,366,218
Leasehold improvements	3,804,395	3,607,563
	20,038,674	19,521,795
Less: Accumulated depreciation	(3,464,543)	(2,801,158)
Total property and equipment, net	$ 16,574,131	$ 16,720,637

Depreciation expense for the years ended December 31, 2013 and 2012 was $1,283,946 and $554,707, respectively.

NOTE 6 – LONG-TERM DEPOSITS

Long term deposits consist of following:

	December 31,	December 31,
	2013	2012
Prepayments for setting up flagship stores	$3,303,601	$20,862,420
Anti-piracy sales guarantee deposits	3,303,601	3,370,083
Building Deposit	13,214,404	-
Rent deposits	271,239	255,628
Total Long-Term Deposits	$20,092,845	$24,488,131

Long term deposits include anti-piracy sales guarantee deposits made to product licensors by FAB Media, rent deposits made to landlords, prepayment for real estate purchase and prepaid payment which made to commission agents. The deposits for no-piracy sales guaranties are fully refundable when FAB Media decides to terminate the license agreements with the licensors to sell their products. The rent deposits are also fully refundable at the end of the lease term. The prepaid payments are used for new FAB flagship stores opening in other locations and real estate purchasing. The decrease in prepayments for setting up flagship stores is due to the refund from eleven third-parties in the amount of RMB 110 million (approximately $17.8 million) in 2013.

NOTE 7 – SHORT-TERM LOANS

Short-term bank loans consist as of December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Prime Rate Financial	$-	$459,793
Bank of Communication	1,651,800	8,024
China Merchants Bank	-	1,604,802
Minsheng Bank	1,321,440	-
Nanjing Bank	1,651,801	-
China Dalian Bank	1,651,801	-
Total Long-Term Deposits	$6,276,842	$2,072,619

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHORT-TERM LOANS – Continued

Short-term bank loans are primarily used for working capital needs. On April 25, 2012, FAB Digital entered into a loan agreement with China Merchants Bank (“CMB”) for a short term loan due April 25, 2013 in the amount of RMB 10,000,000 (Approximately $1.5 million). The interest rate of the loan is around 8.52%, which is a variable interest rate based on the one year benchmark rates of similar loans published by the People’s Bank of China plus 35 basis points, adjustable on a monthly basis. In connection with the loan agreement, the Company’s Chairman, and major shareholder, entered into a pledge agreement with Beijing Lianhekaiyuan Investment and Guarantee Co. LTD (“LIGC”), the loan was guaranteed and collateralized by the software copyrights owned by the chairman and major shareholder. The loan was fully repaid on May 31, 2013, and was not renewed after Dec 31, 2013.

On September 23, 2012, FAB Digital entered into a new loan agreement with Bank of Communications (“BCM”) for a one-year term loan due October 10, 2013 in the amount of RMB 50,000 (approximately $0.008 million). The interest rate of the loan is around 6.00%, which is a variable interest rate based on the one year benchmark rates of similar loans published by the People’s Bank of China. The loan was fully repaid on October 31, 2013, and was not renewed after Dec 31, 2013.

On March 25, 2013, FAB Digital entered into a new loan agreement with Bank of Communications (“BCM”) for a one-year term loan due March 28, 2014 in amount of RMB 10,000,000 (approximately $1.6 million). The interest of the loan is 7.8%, which is a variable interest rate based on the one year benchmark rate of the actual loan payment day plus 30 basis points. In connection with the loan agreement, FAB Digital entered into a cooperation agreement with Beijing Caizhirongda Investment Management Co. LTD (“BCIM”), the loan was guaranteed by BCIM. The loan was fully repaid on April 2, 2014.

On December 12, 2013, FAB Digital entered into a new loan agreement with China Nanjing Bank for a one-year term loan due December 12, 2014 in amount of RMB 10,000,000 (approximately $1.6 million). The loan has a fixed interest rate of 7.80%. Based on the relevant guarantee agreement, the loan was guaranteed and collateralized by the property owned by Company’s major shareholder.

On December 12, 2013, FAB Digital entered into a new loan agreement with China Dalian Bank for a one-year term loan due December 12, 2014 in amount of RMB 10,000,000 (approximately $1.6 million). The loan has a fixed interest rate of 7.80%. Based on the relevant guarantee agreement, the loan was guaranteed by Company’s major shareholder.

On December 26, 2013, FAB Digital entered into a new loan agreement with China Minsheng Bank for a one-year term loan due December 26, 2014 in amount of RMB 8,000,000 (approximately $1.3 million). The loan has a fixed interest rate of 7.80%. Based on the relevant guarantee agreement, the loan was guaranteed by Company’s major shareholder.

On October 1, 2012, FAB Universal entered into a financing agreement with Prime Rate Premium Finance Corp for an 18 month loan due January 1, 2014 in the amount of $573,750.  The loan had a 4.25% interest rate and the loan was repaid over 15 equal installments of $39,343.  The final payment was made prior to the due date of January 1, 2014.

NOTE 8 – NOTES PAYABLE

As of December 31, 2013 and December 31, 2012, the Company had notes payables of approximately $ 1,651,800 and $0, respectively, represents the outstanding and used notes are guaranteed to be paid by bank and mature within a short-term period of three months after balance sheet dates, the company is required to maintain cash deposits at 100% of the total balance of note payables in bank account, note payable will be paid in full at maturity.

NOTE 9 – LONG TERM BOND PAYABLE

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

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STATUTORY RESERVE

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net income. Such appropriation may cease if the balance of the fund is equal to 50% of the entities’ registered capital or shareholders’ equity. The Company has reserved $131,825 at both December 31, 2013 and 2012 since the amount has reached the statutory limit of 50% of the registered capital.

NOTE 11 – RELATED PARTIES

The table below sets forth the related parties and their affiliation with the Company:

Related Parties	Affiliation with the Company

Guangdong Endless Culture Co., Ltd.(GEC)	Affiliated Company controlled by the chairman and major shareholder
Zhang Hongcheng	Chairman and major stockholder

Amounts due to related parties are as follows:

	December 31	December 31
	2013	2012
Guangdong Endless Culture co., Ltd	$-	$4,814
Zhang Hongcheng	122,596	36,527
Total due to related parties	$122,596	$41,341

Mr. Zhang Hongcheng paid certain professional fees on behalf of FAB Media for the quarter ended September 30, 2012.  Mr. Zhang Hongcheng also loaned $85,000 to DEI for investment purposes on March 1, 2013.

FAB Media has five business locations, one of which is subleased from GEC. In addition, GEC entered into a lease agreement with Xidan Joy City on behalf of FAB Media for a term of eight-years from April 2008 to March 2016.

Subsequently, FAB Media entered into a sublease agreement with GEC. The average monthly rent expense is $50,414. FAB Media paid the rental and promotion expense to Xidan Joy City directly.

Future minimum annual rental payments due are as follows:

Rental
Twelve months ending December 31,	Commitments
2014	$ 1,238,325
2015	1,214,969
2016	754,117
2017	250,208
2018	-
Thereafter	-
Total	$ 3,457,619

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from U.S. as well as the People’s Republic of China (“PRC”) in which each entity is domiciled.

DEI was incorporated in Hong Kong in November 2010, and has not earned any income that was derived in Hong Kong since inception and therefore was not subject to Hong Kong income tax.

Certain subsidiaries of the Company were organized under the laws of the PRC which are subject to Enterprise Income Tax (“EIT”) on the taxable income as reported in their respective statutory financial statements adjusted in accordance with the Enterprise Income Tax Law. Pursuant to the PRC Income Tax Laws, DGC, FAB Digital, BFICM, BFWSCD, BFPT and BFVCT are subject to EIT at a statutory rate of 25%.

FAB Media was qualified as a High and New Technology Enterprise in Beijing High-Tech Zone in December 24, 2010, and is entitled to a preferential tax rate of 15% through December 2015.

DEI files income tax returns with both the National Tax Bureau and the Local Tax Bureaus in the PRC. All tax returns of DEI since inception are subject to tax examination by tax authorities.

DEI recognized deferred tax assets in the amount of $8,058,065 and $5,117,965 as of December 31, 2013 and 2012, respectively. Deferred tax assets represent temporary differences arising primarily from deferred revenue and the allowance for doubtful accounts. The components of deferred tax assets are as follows:

	December 31,	December 31,
	2013	2012
Current deferred tax assets
Deferred revenue	$2,830,200	$1,771,799
Valuation allowance	-	-
Net current deferred tax assets	$2,830,200	$1,771,799

Non-current deferred assets
Deferred revenue	$5,227,865	$3,346,166
Valuation allowance	-	-
Net non-current deferred tax assets	5,227,865	3,346,166
	$8,058,065	$5,117,965

Income tax expense (benefit) consists of:

	December 31	December 31
	2013	2012
Current income tax expense	$9,287,453	$1,908,689
Deferred income tax benefit	(2,747,060)	(609,985)
Total net taxes expense	$6,540,393	$1,350,704

Taxes payable consist of the following:

	December 31	December 31
	2013	2012
Value added tax payable	$365,558	$(411,352)
Income tax payable	1,988,083	1,885,489
Business tax payable	(6,592)	(6,404)
Other	261,772	136,088
Total taxes payable	$2,608,821	$1,603,821

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES (Continued)

The Company accounts for U.S. income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2013 and 2012, the total of all deferred tax assets was $21,016,096 and $21,381,056, respectively, and the total of the deferred tax assets related to good will was $(279,788) and $275,687, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $21,021,779 and $21,386,739 for the years ended December 31, 2013 and 2012.  The change in the valuation allowance for the years ended December 31, 2013 and 2012 was $(364,960) and $3,022,397, respectively.

The components of U.S. income tax expense (benefit) from continuing operations for the years ended December 31, 2013 and 2012 consist of the following:

	For the years ended December 31
	2013	2012
Current tax expense:
Federal	$-	-
State	-	-
Current tax expense	-	-

Deferred tax expense (benefit):
Allowance for doubtful accounts	-	414
Bonus accrual	-	12,874
Vacation accrual	-	340
Non-cash compensation – Options	(172,033)	-
Goodwill – tax amortization	555,476	555,476
Net operating loss carryforward	(18,483)	(3,519,099)
Change in effective rate	-	(72,401)
Valuation allowance	(364,960)	3,022,396
Deferred Tax Expense	-	-
Income tax expense	$-	$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the U.S. federal statutory rate to income tax expense at the company’s effective rate is as follows:

	December 31,
	2013	2012
Current deferred tax assets:
Computed tax at the expected statutory rate	$(110,943)	$(2,475,330)
State and local income taxes, net of federal	(20,893)	(479,154)
Return to accrual adjustment	493,593	-
Other non-deductible expenses	3,203	2,760
Non-cash compensation – options	-	1,729
Change in valuation allowance	(364,960)	3,022,396
Change in effective rate	-	(72,401)
Income tax expense	$-	$-

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES (Continued)

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at December 31, 2013 and 2012:

	December 31,
	2013	2012
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$5,683	$5,683
Bonus accrual	-	-
Vacation accrual	-	-
Valuation allowance	(5,683)	(5,683)
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):
Excess of goodwill/intangible assets amortization for tax over book	(279,788)	275,687
Non-cash compensation – Options	172,033	-
Net operating loss carryforward	21,123,851	21,105,369
Valuation allowance	(21,016,096)	(21,381,056)
Total long-term deferred tax assets (liabilities)	-	-
	$-	$-

The Company has available at December 31, 2013 operating loss carryforwards of approximately $52,000,000 in the U.S. which may be applied against future taxable income and which expires in various years through 2032.  Various provisions of the Internal Revenue Code limit the amount of net operating loss or other tax attributes that can be used prospectively following a business combination or merger.   The Company has determined that it is not subject to these limitations for the 2013 tax year. The Company will evaluate the applicability of the tax attribute-limiting provisions prospectively.

We file U.S. federal, and multiple U.S. state returns, and we are generally no longer subject to tax examinations for years prior to 2009 for U.S. federal and U.S. states tax returns.

NOTE 13 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of December 31, 2012, the Company had 290 Series B Preferred shares issued and outstanding.

On September 26, 2012, at the Closing of the DEI acquisition, the Company issued, as additional consideration 290 “unregistered” and “restricted” shares of its Series B Convertible Preferred Stock.

The Preferred Stock has no dividend rights or voting rights or the right to receive any assets of the Company upon liquidation, dissolution or winding up.  The Preferred Stock will be convertible into shares of the Company’s common stock in three tranches upon the occurrence of certain conversion events (see note 16 – Contingencies).

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

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CAPITAL STOCK (Continued)

Common Stock - The Company has authorized 200,000,000 shares of common stock, $.001 par value.  As of December 31, 2013, the Company had 20,805,860 common shares issued and outstanding.

On January 25, 2013, the Company issued 257,000 common shares valued at $529,080 to consultants for services rendered.

On May 21, 2013, the Company issued 80,000 common shares valued at $164,800 to consultants for services rendered.

During the 2013, the company recorded $423,796 of non-cash compensation expense related to the vesting of certain stock options issued.

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

On September 26, 2012, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of DEI, a company incorporated under the law of the Hong Kong Special Administrative Region in exchange for the issuance of a total of 10,282,611 “unregistered” and “restricted” shares of the Company’s common stock, representing 49% of the Company’s issued and outstanding common shares, on a fully-diluted basis, immediately after the closing. (See note 16 – Contingencies)

On September 28, 2012, the Company issued 123,000 common shares upon the exercise of options valued at $632,220 to consultants for services.

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

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – STOCK OPTIONS AND WARRANTS

At December 31, 2013, the Company had 99,060 warrants outstanding to purchase common stock of the Company at $5.16 per share held by Iroquois Master Fund Ltd.

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

Plan	Total	Options Granted	Options Exercised	Remaining
Name	Available	During 2013	During 2013	Available
2013 Plan	3,000,000	-	-	3,000,000
2012 Plan	3,000,000	250,000	-	1,788,667
2010 Plan	166,667	-	-	0
2009 Plan	166,667	-	-	0
2008 Plan	16,667	-	-	28
2008 Key Employee Plan	33,334	-	-	260
2007 Plan	16,667	-	-	12
2007 Key Employee Plan	16,667	-	-	0
2006 Key Employee Plan	11,459	-	-	0
Total	6,428,128	250,000	-	4,788,967

The fair value of option grants during 2013 was determined using the Black-Scholes option valuation model.  The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for 2013 and 2012 were as follows:

	2013	2012
Dividend yield	0%	0%
Expected life	11 yrs	0 yrs
Expected volatility	82.76%	0.00%
Risk-free interest rate	2.17%	0.00%

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of options granted at December 31, 2013, and changes during the year then ended are as follows:

	For the Year Ended December 31, 2013
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	-	$0.00	-	$-
Granted	250,000	3.52	10.5 years	-
Exercised	-	0.00	-	-
Forfeited	-	0.00	-	-
Expired	-	0.00	-	-
Outstanding at end of year	250,000	3.52	10.5 years	-
Vested and expected to vest in the future	-	0.00	0.0 years	-
Exercisable at end of year	-	0.00	0.0 years	-
Weighted average fair value of options granted	250,000	$3.52	10.5 years	$-

The Company had zero non-vested options at the beginning of the year.  At December 31, 2013 the Company had 250,000 options granted that remain unexercised.

During the years ended December 31, 2013 and 2012, the Company recorded $423,796 and $5,086 of non-cash compensation expense related to the vested stock options issued to employees.

For the years December 31, 2013 and 2012, the Company recorded non-cash compensation cost of $329,600 and $4,159,800 for vested and exercised options issued to management, board members, employees and consultants.

NOTE 15 – INCOME (LOSS) PER COMMON SHARE

The following data show the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented:

	2013	2012
Net income (loss) from continuing operations	$20,653,473	$(4,182,501)
Net income from discontinued operations	-	178,276
Net income (loss) available to common shareholders (numerator)	$20,653,473	$(4,004,225)
Weighted average number of common shares outstanding during the period used in basic and diluted income (loss) per share (denominator)	20,757,353	11,779,195

At December 31, 2013, the Company had 99,060 warrants outstanding to purchase common stock of the Company at $5.16 per share, and the Company had 250,000 options outstanding to purchase common stock of the Company at $3.52 per share.

At December 31, 2012, the Company had 99,060 warrants outstanding to purchase common stock of the Company at $5.16 per share, which were not included in the loss per share computation because their effect would be anti-dilutive.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - CONTINGENCIES

Contingent Consideration for the Acquisition of DEI As further discussed in Notes 1 and 12, the Initial Company Shares are subject to the terms of the Voting Agreement, which assigns to the Company’s Board of Directors the right to vote all of the Initial Company Shares until the following milestones are achieved for a period of eight (8) consecutive and complete reporting quarters of the Company after the Closing:

(i)  if DEI and the VIE Entity successfully complete all of the Corporate Governance Objectives for two (2) consecutive and complete reporting quarters after the Closing, the Company’s Board of Directors will release the voting rights to 50% of the Initial Company Shares held by the designees at such time. (The voting rights were released on 50% of the Initial Company shares.)

(ii)  upon successful completion of all of the Corporate Governance Objectives for six (6) consecutive and complete  reporting quarters after the Closing, the Company’s Board of Directors will release the voting rights to another 25% of the Initial Company Shares and; (The voting rights were not released on 25% of the Initial Company shares.)

(iii) upon the successful completion of all of the Corporate Governance Objectives for eight (8) consecutive and complete reporting quarters after the Closing, the Company’s Board of Directors will release the voting rights to the remaining Initial Company Shares. (The voting rights were not released on the remaining Initial Company shares.)

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

(ii) upon the successful completion of:  (a) all of the Corporate Governance Objectives for the four (4) consecutive and complete reporting quarters of the Company immediately following the Closing; and (b) a Revenue Objective requiring DEI to attain sales revenues of at least US$60,000,000 and net income of US$12,000,000 for fiscal year 2011, UEG’s designees shall have the right to convert the second tranche of 40 shares of Preferred Stock into shares of the Company’s common stock.  Only the revenue and net income objectives were met.

(iii) upon the successful completion of (a) all of the Corporate Governance Objectives for the six (6) consecutive and complete reporting quarters of the Company immediately following the Closing; and (b) a Revenue Objective requiring that DEI attain sales revenues of at least US$70,000,000 and net income of US$14,000,000 for fiscal year 2012, UEG’s designees shall have the right to convert the third tranche of 40 shares of Preferred Stock into shares of the Company’s common stock. Only the revenue and net income objectives were met.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – CONTINGENCIES (Continued)

Pending lawsuit

In November and December 2013, three putative class action lawsuits were filed in the federal court for the Southern District of New York against FAB Universal Corp., its CEO and its CFO.  The actions are:  Simmons v. Spencer et al. (1:13-cv-08216-RWS. filed 11/18/13), Stubblefield v. Fab Universal Corp. et al. (1:13-cv-08499-RWS, filed 11/27/13), and Cox v. Fab Universal Corp. et al. (1:13-cv-08716-RWS, filed 12/09/13).  According to the complaints, defendants made false and/or misleading statements and failed to disclose material adverse facts about FAB’s business, operations, prospects and performance. Plaintiffs allege that defendants overstated the number of kiosks that FAB had deployed. FAB’s kiosks are “inundated with pirated digital entertainment content,” and the company’s Chinese subsidiary issued RMB 100 million ($16.4 million) worth of bonds to Chinese investors that are not reflected in the Company’s publicly disclosed financial statements.  Based on the foregoing, plaintiffs assert causes of action for violation of Sections 10(b) and 20(a) of the securities Exchange Act of 1934. Plaintiffs seek unspecified compensatory damages, recessionary damages, fees and costs.

In February 2014, two derivative actions were filed in the federal court for the Southern District of New York against its CEO, CFO and board of directors.  The suits are Thorbjonsen v. Spencer et al. (1:14-cv-00687-UA, filed 02/03/14) and Rowekamp v. Spencer et al. (1:14-cv-01114-RWS, filed 02/21/14).  Plaintiffs in the derivative action claim, on behalf of FAB Universal that Defendants breached their fiduciary duties of loyalty, due care, good faith, independence, candor and full disclosure to shareholders; misappropriated material, non-public information of FAB Universal, and violated of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated there under.

In 2009, West Chang’an Avenue Development Co., Ltd (“landlord”) filed a lawsuit against FAB Media for unpaid rent and other payments due the landlord.  The court ruled in favor of the plaintiff, and with this ruling the two parties reached a settlement, which included the implementation of the Lease Agreement commencing January 1, 2010.  The ruling was that FAB pay rent in arrears, penalty and property fees totaling RMB 2 million ($0.32million USD). The landlord then filed a claim against the Company for rent in arrears.

The Company appealed the decision, and the result was the court overturned the decision and remanded the case. However, after a retrial, the court ruled in favor of the plaintiff, and the company had to vacate the leased space, pay off the rent, property fees and penalty, totaling about RMB 5.9 million ($0.95 million USD).

The case went through second trial, and the retrial procedure did not change the verdict. Payment plus interest on the debt of period, the amount payable rose to RMB 7 million ($1.1 million USD).  On May 23, 2014, the court ruled in favor of the plaintiff and the judgment for rent in arrears and penalty is RMB $7.5 million ($1.2 million USD). The judgment has been in force, and has entered into the implementation procedure. The Company has to fulfill the payment in an amount of approximately RMB $7.5 million ($1.2 million USD).

NOTE 17 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION

Subsequent to the issuance of our interim financial statements for the second and third quarter 2013, management became aware of several financial statement errors due to an unreported bond offering (see Note 8). The Company has restated certain line items in the unaudited consolidated financial statements. The restatement impact on the unaudited condensed consolidated statements consist of the following items:

Consolidated balance sheet

•

reflect the net proceeds on the bond offering in cash totaling $15.8 million;

•

reflect the deferred financing costs as a prepaid expense of $459,000 and $419,000 as of June 30, 2013 and September 30, 2013, respectively. The amount represents the underwriter’s fee which is amortized on a straight-lined basis over the life of the bond (3 Years);

•

reflect the accrual of interest expense $324,000 and $778,000 on the bond as accrued expense. The amounts represent interest due to the holders of the bond through June 30, 2013 and September 30, 2013, respectively.  Interest on the bond is paid on an annual basis.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION (Continued)

•

reflect the long-term bond payable of $16.3 million as of June 30, 2013 and September 30, 2013.

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

The effect of restatement and the impact on the quarterly unaudited condensed consolidated balance sheet as of June 30, 2013 and September 30, 2013, the unaudited consolidated statement of operation and comprehensive income (loss) for the three and six month periods ended June 30, 2013, and the three and nine month periods ended September 30, 2013, and the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2013 and nine months ended September 30, 2013, are presented below.

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

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION (Continued)

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(includes only the restated accounts)

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
	As restated	As previously reported	Change Inc(dec)	As restated	As previously reported	Change Inc(dec)

Interest income	$ 8,461	$ -	$ 8,461	$ 7,020	$ 28,559	$ 8,461
Interest (expense)	(327,115)	(4,004)	323,111	(366,265)	(43,154)	323,111
Other income (expense)	(85,147)	(55,773)	29,374	(84,344)	(54,970)	29,374
Total Other Income (Expense)	(403,801)	(59,777)	344,024	(413,589)	(69,565)	344,024

Income (loss) from continuing operations before income taxes	7,043,981	7,388,005	(344,024)	11,290,820	11,634,844	(344,024)

Net income (loss) from continuing operations	5,385,139	5,729,163	(344,024)	8,389,136	8,733,160	(344,024)

Net Income (loss)	5,385,139	5,729,163	(344,024)	8,389,136	8,733,160	(344,024)

Foreign currency translation gain	1,542,802	1,543,850	(1,048)	2,033,011	2,034,059	(1,048)

COMPREHENSIVE INCOME (LOSS)	$6,927,941	$7,273,013	$(345,072)	$10,422,147	$10,767,219	$(345,072)

BASIC AND DILUTED INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS	$ 0.26	$ 0.28	$ (0.02)	$ 0.41	$ 0.42	$ (0.01)
BASIC AND DILUTED INCOME PER COMMON SHARE	$ 0.26	$ 0.28	$ (0.02)	$ 0.41	$ 0.42	$ (0.01)

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION (Continued)

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

71

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION (Continued)

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

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION (Continued)

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(includes only restated accounts)

	For the Nine Months Ended September 30, 2013
	As restated	As previously reported	Change Inc(dec)
Cash Flows from Operating Activities
Net income (loss) from continuing operations	$ 15,204,872	$ 16,024,599	$ (819,727)
Change in assets and liabilities:
Prepaid expenses	285,139	704,528	(419,389)
Accrued expense	960,545	182,638	777,907
Net Cash Provided by continuing operations	38,576,554	39,037,763	(461,209)
Net Cash Provided by Operating Activities	38,576,554	39,037,763	(461,209)

Cash Flows from Financing Activities:
Proceeds from long-term bond offering	16,336,933	-	16,336,933
Net Cash Provided by (Used in) Financing Activities	15,915,199	(421,734)	16,336,933

Effect of Exchange Rate Fluctuation on Cash	476,752	483,154	(6,402)

Net Increase (decrease) in Cash	39,772,715	23,903,393	15,869,322
Cash at Beginning of Period	19,671,937	19,671,937	-
Cash at the end of Period	$ 59,444,652	$ 43,575,330	$ 15,869,322

NOTE 18 - CONCENTRATIONS

For the years ended December 31, 2013 and 2012, no individual customer accounted for more than 10% of the total revenues.  As of December 31, 2013, three customers accounted for 16%, 11%, and 10% and as of December 31, 2012, no single customer accounted for more than 10% of total outstanding accounts receivable, respectively.

For the years ended December 31, 2013, no individual suppliers accounted for more than 10% of the Company’s purchases, no single vendor accounted for more than 10% of total outstanding accounts payable.  For the year ended December 31, 2012, four vendors provided 16%, 13%, 13% and 10% of the Company’s purchases, respectively, one vendor accounted for 14% of the total outstanding accounts payable.

NOTE 19 - SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is engaged in distribution of digital entertainment products and services. The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has three operating segments as of December 31, 2013 which are wholesale, retail and FAB brand licensing.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SEGMENT REPORTING (Continued)

The following table presents summary information by segment for the years ended December 31, 2013 and 2012, respectively:

	2013				2012
	Wholesale	Retail	Digital	Total	Wholesale	Retail	Digital	Total

Revenue	$60,404	$9,010	$41,459	$110,873	$16,409	$2,000	$9,050	$27,459
Cost of revenue	$48,537	$6,543	$8,379	$63,459	$12,902	$1,449	$2,089	$16,440
Gross Profit	$11,867	$2,467	$33,080	$47,414	$3,507	$552	$6,960	$11,019

Total assets	$74,705	$49,741	$116,387	$240,833	$37,061	$24,719	$106,015	$167,795
Depreciation and amortization	$252	$888	$5,748	$6,888	$156	$305	$1,511	$1,972

NOTE 20 – QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table set forth unaudited financial information on a quarterly basis for each of the last two years:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013		restated	restated
Revenues	$22,636	$25,857	$29,751	$32,629	$110,873
Gross profit	8,375	11,495	14,090	13,454	47,414
Operating income (loss) – continuing operations	4,247	7,043	8,680	7,224	27,194
Net income (loss) – continuing operations	3,004	5,385	6,816	5,448	20,653
Net income (loss) available to common stockholders	3,004	5,385	6,816	5,448	20,653
Basic and diluted income (loss) per share – continuing operations	0.15	0.26	0.33	0.25	0.99
Basic and diluted income (loss) per share	0.15	0.26	0.33	0.25	0.99

2012
Revenues	$847	$870	$1,745	$23,997	$27,459
Gross profit	548	507	961	9,003	11,019
Operating loss – continuing operations	(1,103)	(517)	(4,784)	3,572	(2,832)
Net loss – continuing operations	(1,103)	(517)	(4,836)	2,274	(4,182)
Net loss	(997)	(330)	(4,950)	2,273	(4,004)
Basic and diluted loss per share – continuing operations	(0.13)	(0.06)	(0.50)	0.33	(0.36)
Basic and diluted loss per share	(0.12)	(0.04)	(0.51)	0.33	(0.34)

NOTE 21 - SUBSEQUENT EVENTS

On January 7, 2014, the Board of Directors decided not to purchase the Longyuan building, and the Company started the process for the return of the deposit. The deposit has not been returned and we are currently in negotiations with the owner of the building as to the amount of the compensation to be paid per the terms of the agreement of Intent for Property Transfer.

On January 23, 2014, FAB Entertainment Corporation, a subsidiary of DGC, entered into a 63 month agreement to lease office space located at 10100 Santa Monica Boulevard, Los Angeles, California.  The company paid a security deposit of $309,312, and the monthly rent will be $25,776.  The lease is guaranteed by FAB Universal Corp.

Management has evaluated subsequent events through June 25, 2014, the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2013 have been incorporated into these consolidated financial statements, and besides the disclosures herein, there are no additional subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2013, pursuant to paragraph (b) of Rule 13a-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2013 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors

FAB UNIVERSAL CORP AND SUBSIDIARIES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that we did not maintain effective internal control over financial reporting as of December 31, 2013.

Date:	6/27/14	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	6/27/14	By:	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Pittsburgh, Pennsylvania

June 27, 2014

Item 9B. Other Information

None; not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

•

the names of our current directors and executive officers,

•

their ages as of October 21, 2014, which is the anticipated record date for our 2014 annual meeting of stockholders; and

•

the capacities in which they currently serve FAB:

Name	Age	Position(s)	Served in Position Since
Zhang Hongcheng	46	Chairman of the Board	2012
Christopher J. Spencer	45	Chief Executive Officer	2001
John Busshaus	51	Chief Financial Officer	2007
Denis Yevstifeyev	32	Director	2007
Douglas Polinsky	55	Director	2007
J. Gregory Smith	45	Director	2007
Gu Jianfen	79	Director	2012
James Rogers, Jr.	72	Director	2013

Zhang Hongcheng has served as Chairman of the Board since September 26, 2012. Mr. Zhang has 25 years’ experience in digital entertainment product publishing and distribution industry in China. He is the Vice President of China Audio & Video Association, Member of Copyright Society of China, Chairman of National Anti-Piracy Alliance; Chairman of the China Digital Education Industry Alliance and Executive Chairman of International Digital Culture Industry Investment Forum. Mr. Zhang holds China -Europe International Business School EMBA degree.

Christopher Spencer has served as our Chief Executive Officer, President and as a director of FAB since February 7, 2001.  Mr. Spencer has been responsible for our overall direction since our inception and has been instrumental in leading us to our current position in the podcasting industry.  Mr. Spencer has service as Chief Executive Officer, President and a director of Future Healthcare of America since its inception on June 22, 2012.  Mr. Spencer also serves as a member of the Board of Directors for T3 Motion Inc. and for Anpath Group Inc. From 1994 until 1996, Mr. Spencer founded and worked for ChinaWire, Inc., a high-technology company engaged in financial remittance between international locations and China.  Mr. Spencer worked for Lotto USA, Inc. from 1992-1994, where he was founder and Chief Executive Officer for the Pennsylvania computer networking company.  From 1990 until 1992, Mr. Spencer worked for John Valiant, Inc., and was responsible for business concept development and obtaining financing.

John Busshaus served as our Controller from April 2006, until his election as our Chief Financial Officer on January 29, 2007.  Mr. Busshaus has been responsible for our overall accounting and financial reporting functions since joining the Company in April 2006. Mr. Busshaus has serviced as the Chief Financial Officer of Future Healthcare of America since its inception on June 22, 2012.  From 2004 to 2006, Mr. Busshaus was an independent business consultant.  Mr. Busshaus’ efforts were assisting organizations with the implementation of Sarbanes Oxley, filing of SEC reports, and taking a company through an IPO.  Mr. Busshaus worked for Talanga International from 2001 to 2004, where he was the Chief Financial Officer for the company.  From 1999 to 2000, Mr. Busshaus worked for Mellon Bank as Controller and Vice President, and was responsible for strategic planning and managing the annual and monthly budgeting within Global Security Services.  From 1994 to 1998, Mr. Busshaus worked for PepsiCo as Senior Business Planner, and was responsible for annual and quarterly budgets planning, as well as weekly, monthly and quarterly reporting of results.  As a member of management, Mr. Busshaus' efforts contributed to the revenue growth and market share increases in a market that was categorized as saturated.

Douglas Polinsky has served as a Director of FAB since October 2007.  Mr. Polinsky has service a s a Director of Future Healthcare of America since its inception on June 22, 2012.  Mr. Polinsky serves as the President of Great North Capital Corp., a Minnesota-based financial services company he founded in 1995.  Great North advises corporate clients on capital formation and other transaction-related financial matters.  Mr. Polinsky earned a Bachelor of Science degree in Hotel Administration at the University of Nevada at Las Vegas.

Greg Smith has served as a Director of FAB since October 2007.  Mr. Smith has service a s a Director of Future Healthcare of America since its inception on June 22, 2012.  Mr. Smith is an award-winning producer and entrepreneur with over 10 years of experience in Non-Fiction Television.  In 2000, Mr. Smith established The Solution Film Group, LLC and acts as the Company’s President.  Mr. Smith provides professional production and editorial support for various forms of non-fiction television entertainment, including the direction of media projects from development through production and post-production.  His clients include Discovery Channel, Science Channel, Discovery HD Theater, Animal Planet, The Military Channel, PBS, and Discovery Networks International.  Mr. Smith most recently won an Emmy in 2006 for the Discovery Channel’s animated special Before the Dinosaurs.  His other awards for excellence in production and editing include Emmys for the Discovery Channel’s Walking with Prehistoric Beasts and Allosaurus:  A Walking with Dinosaurs Special.  From 1997 to 2000, Mr. Smith worked for Discovery Communications, Inc. in the capacity of Supervising Producer from January 1998 to November 2000, and Producer/Editor from October 1997 to January 1998. From 1995 to 1996, Mr. Smith worked for Discovery Channel Pictures serving as Assistant Editor from March 1996 to October 1997, and Production Assistant from September 1995 to March 1996. From 1994 to 1995, Mr. Smith worked for Crawford Communications in Atlanta, Georgia as a Manager of Satellite Services for The Learning Channel.

Denis Yevstifeyev has served as a Director of FAB since October 2007. Mr. Yevstifeyev has service a s a Director of Future Healthcare of America since its inception on June 22, 2012.   Mr. Yevstifeyev currently runs a commercial printing company.  From 2009 to 2012, Mr. Yevstifeyev served as the Director of Financial Planning & Analysis for Education Management Corporation – Online Higher Education.  From 2007 to 2008, Mr. Yevstifeyev served as Sr. Financial Reporting Analyst for American Eagle Outfitters, Inc, in Pittsburgh.  His duties included: preparing and analyzing various internal and external financial reports; researching new accounting pronouncements and evaluating any impact on the financial statements.  He also reviewed accounting workpapers and prepared the company’s SEC filings for forms 8-K, 10-Q and 10-K. From 2005 to 2007, Mr. Yevstifeyev worked for Schneider Downs, Inc., where he worked on Sarbanes-Oxley compliance engagements. In 2005, Mr. Yevstifeyev graduated with a Bachelor of Science degree in Business from Washington and Jefferson College.  He also graduated with honors from the Moscow Bank College of the Central Bank of Russia in Moscow with a degree in Finance in 2000.  From 2002 to 2003, Mr. Yevstifeyev served as the Settlement Department Manager for SDM BANK in Moscow, where he dealt with domestic and international corresponding banks, among other responsibilities.

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

James Rogers, Jr. has served as a Director of FAB since June 2013.  Mr. Rogers is the co-founder of the Quantum Fund and creator of the Rogers International Commodities Index (the “RICI”), and is presently the Chairman of Beeland Interests, Inc. Mr. Rogers graduated with a bachelor's degree in History from Yale University in 1964. He then acquired a second BA degree in Philosophy, Politics and Economics from Balliol College, Oxford University in 1966. The Quantum Fund was one of the first truly international funds. From 1970 to 1980, performance of Quantum Fund gained 4200% while the S&P advanced about 47%. In 1980, Mr. Rogers decided to "retire", and spent some of his time traveling on a motorcycle around the world. Since then, he has been a guest professor of finance at the Columbia Business School. In 1998, Mr. Rogers founded the Rogers International Commodity Index. In February, 2011, he announced that he has started a new index fund that focuses on "the top companies in agriculture, mining, metals and energy sectors as well as those in the alternative energy space including solar, wind and hydro." The index is called The Rogers Global Resources Equity Index.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2013 and on representations that no other reports were required, we believe that during the 2013 fiscal year all applicable Section 16(a) filing requirements were met.

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

Compensation Committee.    The Compensation Committee currently consists of Mr. Rogers as chair, Mr. Polinsky, and Ms. Gu. This committee provides assistance to the Board of Directors in overseeing our compensation policies and practices. It reviews and approves the compensation levels and policies for the Board of Directors; reviews and approves corporate goals and objectives with respect to CEO compensation and, based upon these evaluations, determines and approves the CEO’s compensation; makes recommendations to the Board of Directors with respect to non-CEO executive officer compensation. The Compensation Committee also has the responsibility to provide the report to stockholders on executive officer compensation, which appears below.

Item 11.  Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the compensation committee (i) was an officer or employee of the Company or a subsidiary of the Company during 2013, (ii) was formerly an officer of the Company or a subsidiary of the Company, or (iii) had any relationship required to be disclosed pursuant to Item 404 of Regulation S-K.

During fiscal 2013, none of the Company’s executive officers served as (i) a member of a compensation committee of another company, one of whose executive officers served on the Company’s compensation committee; (ii) a director of another company, one of whose executive officers served on the Company’s compensation committee; or (iii) a member of a compensation committee of another company, one of whose executive officers served as one of the Company’s directors.

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

Our performance for fiscal 2013 was on targeted levels. Company-wide, total revenue for the year was $111.0 million, and cash on hand at year end was $101.0 million, an increase of $81.5 million.

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

In 2013 our named executives’ salaries ranged from $350,000 to $400,000. In 2012, our named executives’ salaries ranged from $188,760 to $400,000.  Changes in senior executive base pay during fiscal year 2012 included an increase in Mr. Spencer’s annual base pay on October 1, 2012 from $188,760 to $400,000; and an increase in Mr. Busshaus’ annual base pay from $166,375 to $350,000 on October 1, 2012.

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

In fiscal year 2013 discretionary bonuses were not awarded to the executive officers, and in 2012, discretionary bonuses were awarded to the executive officers.

Our Compensation Committee believes that we have executed on our compensation philosophy given the level of Company performance in fiscal 2013.

Long-Term Incentive Compensation.   In 2013 and 2012, we offered a limited group of employees, including all named executives, stock options.

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

Perquisites.    Eligible employees, including named executives, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care; life, accidental death and dismemberment and disability insurance; and vacation plans. The primary purpose of providing these plans and limited perquisites to senior executives is to attract and retain talented executives to manage the Company. With respect to non-insurance perquisites, we prefer to take a minimalist approach. For fiscal 2013, the Company did not have executive non-insurance perquisites.

Summary Compensation Table

The following sets forth the compensation of FAB’s Chief Executive Officer during fiscal 2013, and the other persons who served as executive officers during fiscal 2013. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2013.

SUMMARY COMPENSATION TABLE – FISCAL 2013

Name and principal position	Year	Salary(4) ($)	Bonus(1) ($)	Stock(2) awards ($)	Option(3) awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chris Spencer – CEO	2013	400,000	0	0	0	0	0	0	400,000
	2012	241,322	100,000	996,031	0	0	0	0	1,337,353
	2011	175,806	30,000	0	31,163	0	0	0	236,969

John Busshaus – CFO	2013	350,000	0	0	0	0	0	0	350,000
	2012	211,317	100,000	1,079,566	0	0	0	0	1,390,883
	2011	155,705	25,000	0	31,163	0	0	0	211,868

Steve Sun – COO	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1)	The bonuses shown in this column represent discretionary awards during the respective year by the compensation committee and board.
(2)	The stock awards in 2012 represent the fair value of stock granted to the officers. The stock was issued as discretionary bonuses for the work done for the acquisition of DEI.
(3)	Stock-based compensation for 2011 represents the amounts recognized for financial reporting purposes for granting of stock options.
(4)	The salaries in 2013 for our executive officers were paid in accordance with the respective officers employment agreement

Restricted Stock Awards

There were no issuances of restricted stock award during fiscal 2013 to any named executive.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market Value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
John L. Busshaus	0	0	0	0	0	0	0	0	0
Chris Spencer	0	0	0	0	0	0	0	0	0
Steve Sun	0	0	0	0	0	0	0	0	0

Grants of Plan-Based Awards for 2013

There were no plan-based equity awards made to our executive officers during fiscal 2013.

Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2013 option exercises and restricted stock that vested during fiscal 2013 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2013

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Christopher Spencer	0	0	0	0
John L. Busshaus	0	0	0	0
Steve Sun	0	0	0	0

Pension Benefits

The Company does not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

The Company does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments

As of December 31, 2013, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2013, we had five stock option plans approved by stockholders.  The shares of common stock have been reserved for ultimate issuance under each plan.   As of December 31, 2013, options for approximately 4,788,967 shares of common stock could be granted under the plans.

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

2012 Stock Option Plan.    A total of 2,000,000 shares of common stock are reserved for issuance under the 2012 Stock Option Plan. The 2012 Plan has not expired and awards up to 1,788,667 can be granted under the 2012 Plan. The 2012 Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

2013 Stock Option Plan.    A total of 3,000,000 shares of common stock are reserved for issuance under the 2013 Stock Option Plan. The 2013 Plan has not expired and awards up to 3,000,000 can be granted under the 2012 Plan. The 2013 Plan provides for the granting of both incentive stock options (ISOs) and non-statutory stock options (NSOs).

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2013, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements. As described above, we have seven stock option plans under which options have been granted.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	0	$0	4,788,967
Plans not approved by stockholders	0	0	0

Total	0	$0	4,788,967

DIRECTOR COMPENSATION

In 2013, we paid our non-employee directors a cash retainer. In 2014, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board. Salaried executives who serve as directors are not paid for their services as directors and accordingly, Christopher Spencer is not included in the director compensation table below.

The following table sets forth the compensation we paid our non-employee directors in 2013. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2013.

DIRECTOR COMPENSATION TABLE – FISCAL 2013

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Doug Polinsky	32,000	0	0	0	0	0	32,000
J. Gregory Smith	32,000	0	0	0	0	0	32,000
Denis Yevstifeyev	32,000	0	0	0	0	0	32,000
James Rogers Jr.	14,000	0	747,875	0	0	0	761,875
Gu Jianfen	24,000	0	0	0	0	0	24,000
Zhang Hongcheng	58,518	0	0	0	0	0	58,518

All outside directors are entitled to base annual cash compensation of $24,000, which we pay monthly.  Currently, the outside directors also receive options for the purchase of common stock which normally vest at the rate of 24,000 shares each year, through December 31, 2013.  Other compensation represents compensation earned as of December 31, 2013, but not paid.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	0	$0	4,788,967
Equity compensation plans not approved by stockholders	0	0	0

Total	0	$0	4,788,967

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of June 25, 2014 regarding the beneficial ownership of our common stock, for:

•	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;
•	each director;
•	each named executive; and
•	all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of June 25, 2014 there were 20,805,860 shares of common stock outstanding. As of that date, there were 250,000 options to purchase shares of common stock and warrants to purchase 99,060 shares of common stock.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
5% Stockholders:
None
Directors:
Douglas Polinsky	4,074		*
J. Gregory Smith	83,000		*
Zhang Hongcheng	2,332,200		11.2%
James Rogers Jr.	69,060	(3)	1.5%
Executive Officers:
Christopher Spencer, Chief Executive Officer	229,642		1.1%
John L. Busshaus, Chief Financial Officer	57,524		*
All directors and executive officers as a group (5 persons)	2,775,500		13.3%

*        Less than 1%

(1)     The address of each director and officer is c/o FAB Universal Corp, 5001 Baum Blvd.  Suite 770, Pittsburgh, Pennsylvania 15213.

(2)    The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 5, 2014, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of June 25, 2014.

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

(ii) upon the successful completion of:  (a) all of the Corporate Governance Objectives for the four (4) consecutive and complete reporting quarters of the Company immediately following the Closing; and (b) a Revenue Objective requiring DEI to attain sales revenues of at least US$60,000,000 and net income of US$12,000,000 for fiscal year 2011, UEG’s designees shall have the right to convert the second tranche of 40 shares of Preferred Stock into shares of the Company’s common stock.  The revenue and net income objectives were met.

(iii) upon the successful completion of (a) all of the Corporate Governance Objectives for the six (6) consecutive and complete reporting quarters of the Company immediately following the Closing; and (b) a Revenue Objective requiring that DEI attain sales revenues of at least US$70,000,000 and net income of US$14,000,000 for fiscal year 2012, UEG’s designees shall have the right to convert the third tranche of 40 shares of Preferred Stock into shares of the Company’s common stock. The revenue and net income objectives were met

Upon the occurrence of each conversion event, the three tranches of Preferred Stock will be convertible into a number of shares of common stock that will bring the overall equity position in the Company of the holders of the Initial Company Shares (as defined in the Share Exchange Agreement), the Preferred Stock and the common stock issuable upon conversion of the Preferred Stock, on a fully diluted basis as of the date of Closing, to 70%, 74% and 78%, respectively.

Other than the foregoing, there are no known arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

During the fiscal years ended December 31, 2013 and 2012, there were no transactions, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.  Survival Spanish, an Education podcaster ran advertising campaigns on his shows and sold podcast Apps and Premium Apps during 2013.  Survival Spanish is owned by David Spencer.  David Spencer is a sibling of the CEO of the Company.  During 2013, payments were made to Mr. Spencer totaling $1,462.

Parents of the Issuer.

The Company has no parents.

Promoters and certain control persons.

 None; not applicable.

Director independence.

The Board of Directors has determined that each of J. Gregory Smith, Denis Yevstifeyev, Gu Jianfen, James Rogers, Jr. and Douglas Polinsky has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and satisfies the independence requirements required by the NYSE MKT. The non-management independent directors meet in executive session, without management, at least annually. Mr. Polinsky, an independent non-management director, chairs all executive session meetings of directors.

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to FAB by its principal auditors during the calendar years ended December 31, 2013 and 2012:

Fee category	2013	2012
Audit Fees (1)	$469,500	$317,500
Audit – related fees	0	0
Tax fees	0	0
All other fees	0	0
Total fees	$469,500	$317,500

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheets of FAB Universal Corp and subsidiaries as of December 31, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Loss of FAB Universal Corp and subsidiaries for the years ended December 31, 2013 and 2012

Consolidated Statements of Stockholders' Equity of FAB Universal Corp and subsidiaries for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows of FAB Universal Corp and subsidiaries for the years ended December 31, 2013 and 2012

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

Share Exchange Agreement (15)

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

(15)

Incorporated by reference from our Annual Report on Form 10-K dated December 31, 2012, filed with the Securities and Exchange Commission on March 15, 2013.

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

FAB UNIVERSAL CORP.

Date:	6/27/14	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	6/27/14	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	6/27/14	/s/ John Busshaus
John Busshaus
Chief Financial Officer