Form 10-Q
period 2014-03-31
FAB Universal Corp.
filed 2014-07-15
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________

 to _________

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

Yes [ ]  No [X]

As of July 14, 2014, there were 20,805,860 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

FAB UNIVERSAL CORP AND SUBSIDIARIES
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4

Unaudited Condensed Consolidated Statements of Cash Flows	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-21

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2014		December 31, 2013
CURRENT ASSETS:
Cash	$ 96,819,860		$ 99,546,530
Restricted Cash	-		1,651,800
Accounts receivable, net	5,856,853	[1]	7,554,919	[1]
Advances to suppliers, net	94,453		81,500
Inventory	1,004,932		686,067
Deferred tax assets, current	2,471,586		2,830,200
Other current assets	1,028,189		591,194
Total current assets	107,275,873		112,942,210

Property, and equipment, net	15,870,554		16,574,131
Goodwill	60,771,601		62,092,932
Intangible assets, net	21,962,955		23,903,476
Deferred tax assets, non-current	4,624,039		5,227,865
Long-term prepaid expense	309,000		-
Long-term deposits	19,568,338		20,092,845
Total assets	$ 230,382,360		$ 240,833,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank loans	$ 6,111,572		$ 6,276,842
Accounts payable	3,505,083		3,309,610
Accrued expenses	4,547,038		4,209,753
Deferred revenue, current	15,959,106		15,457,102
Taxes payable	-		2,608,821
Notes Payable	-		1,651,801
Contingent liability	1,206,505		1,238,850
Due to related parties	121,614		122,596
Other payable	2,232,527		1,976,119
Total current liabilities	33,683,445		36,851,494

Long-term deposits from customers	2,065,537		2,244,797
Deferred revenue, non-current	19,837,973		25,432,654
Long-term bond payable	16,086,740		16,518,005
Total liabilities	71,673,695		81,046,950
COMMITEMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock	-	[2]	-
Common stock	20,806	[3]	20,806	[3]
Additional paid-in capital	208,742,430		207,903,478
Accumulated other comprehensive income	1,546,002		5,469,380
Accumulated deficit	(51,600,573)		(53,607,155)
Total stockholders' equity	158,708,665		159,786,509
Total liabilities and stockholders' equity	$ 230,382,360		$ 240,833,459

[1] net of $14,000 allowance

[2] $.001 par value, 10,000,000 shares authorized, 290 shares issued and outstanding

[3] $.001 par value, 200,000,000 shares authorized, 20,805,860 shares issued and outstanding

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                                             For the Three Months Ended

	March 31, 2014	March 31, 2013

Revenue	$ 14,744,459	$ 22,636,393
Cost of Revenue	6,352,215	14,261,631
Gross Profit	8,392,244	8,374,762

OPERATING EXPENSES
Selling expenses	1,243,140	936,321
General and administrative	2,821,422	2,630,332
Consulting fees	626,805	484,132
Research and development	77,982	67,350
Total Expenses	4,769,349	4,118,135
Income from operations	3,622,895	4,256,627

OTHER INCOME (EXPENSE):
Interest income	72,003	28,559
Interest expense	(565,928)	(39,150)
Other income, net	4,937	803
Total Other Expense, net	(488,988)	(9,788)
Income before income taxes	3,133,907	4,246,839

Income tax expense	1,127,325	1,242,842

Net income	2,006,582	3,003,997

Other comprehensive income (loss)
Foreign Currency translation gain (loss)	(3,923,378)	490,209

COMPREHENSIVE INCOME (LOSS)	$ (1,916,796)	$ 3,494,206

BASIC AND DILUTED INCOME PER COMMON SHARE	$ 0.10	$ 0.15
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	20,805,860	20,648,904

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For The Three Months Ended
	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities
Net income	$ 2,006,582	$ 3,003,997
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to employees and consultants	-	164,800
Non-cash compensation - options vested	186,969	-
Deferred tax benefit	766,207	(645,371)
Depreciation and amortization expense	1,803,848	1,648,551
Change in assets and liabilities:
Accounts receivable	1,537,078	(1,679,720)
Other assets	(566,062)	379,843
Inventory	(343,114)	7,933
Accounts payable	277,536	874,846
Accrued expense	764,295	181,378
Taxes payable	(2,876,812)	61,039
Deferred revenue	(4,087,800)	6,122,667
Net Cash Provided by (Used in) operations	(531,273)	10,119,963

Cash Flows from Investing Activities:
Purchase of property and equipment	(52,705)	-
Purchase of copyrights	(124,516)	-
Payment of long-term deposits	-	(1,614,403)
Net Cash Used in Investing Activities	(177,221)	(1,614,403)

Cash Flows from Financing Activities:
Capital contribution to the VIE	651,983	-
Decrease in restricted cash	1,638,941	-
Payment of loans	(124,336)	-
Proceeds from notes payable	-	1,606,400
Payments of notes payable	(1,638,941)	(113,111)
Net Cash Provided by Financing Activities	527,647	1,493,289

Effect of Exchange Rate Change on Cash	(2,545,823)	97,237

Net Increase (Decrease) in Cash	(2,726,670)	10,096,086
Cash at Beginning of Period	99,546,530	19,671,937
Cash at the end of Period	$ 96,819,860	$ 29,768,023

Supplemental Disclosures of Cash Flow Information
Interest expenses paid	$ 121,393	$ 39,150
Income taxes paid	$ 1,973,134	$ 1,887,366

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

Selected information of the consolidated balance sheet of FAB Media and its wholly-owned subsidiaries as of March 31, 2014 and December 31, 2013, and the consolidated results of operations for the three months ended March 31, 2014 and 2013 are summarized as follows:

	March 31, 2014	December 31, 2013

Cash	$95,896,672	$99,077,811
Accounts receivable, net	5,565,980	7,227,270
Deferred tax assets, current	2,471,586	2,830,200
Other current assets	5,276,867	4,820,393
Total current assets	109,211,105	113,955,674

Property, plant and equipment, net	14,334,303	14,989,176
Intangible assets, net	484,502	434,304
Deferred tax assets, non-current	4,624,039	5,227,865
Long-term deposits	19,564,756	20,089,263
Total assets(1)	148,218,705	154,696,282

	March 31, 2014	December 31, 2013

Short-term bank loans	$6,111,572	$6,276,842
Accounts payable	3,151,572	2,924,374
Accrued expenses	4,358,626	4,008,363
Deferred revenue, current	15,767,995	15,294,998
Other current liability	3,445,658	7,491,885
Total current liabilities	32,835,423	35,996,462

Long-term deposits from customers	2,065,537	2,244,797
Deferred revenue, non-current	19,837,973	25,432,654
Long-term bonds payable	16,086,740	16,518,005
Total liabilities(1)	70,825,673	80,191,918

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (Continued)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013

Revenue	$13,469,976	$21,468,444
Net income	2,862,207	3,714,486

(1) Total assets and liabilities of the VIE are reported net of intercompany balances that have been eliminated with the VIE consolidation

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation - The accompanying unaudited condensed consolidated financial presented reflect the accounts of Parent, Libsyn, and DEI.  All significant inter-company transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K filed on June 27, 2014.

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

Reclassification – The financial statements for the period ended March 31, 2013 have been reclassified to conform to the headings and classifications used in the March 31, 2014 financial statements.

Restricted cash-Restricted cash represents deposits not readily available to the Company because they are required to be pledged to secure note payable outstanding as of March 31, 2014.

Inventory - Inventory includes books and video products and is recorded at the lower of cost or market, using the first-in, first-out (“FIFO”) method. The Company estimates net realizable value based on current market value and inventory aging analyses. As of March 31, 2014 no reserve for slow-moving or obsolete inventory is considered necessary.

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

The Company derives revenue from Retail sales, Wholesale, and Digital sales.  Revenue from Digital sales includes advertisement revenue, membership card revenue, download revenue and licensing revenue.

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

Revenue from retail sales is recognized at the point-of-sale. Revenue from Wholesale is recognized at the point of delivery of the product. Download service revenue is recognized when substantially all material services or conditions relating the sales have been performed or satisfied, and the Company has no obligation to refund any payment (cash or otherwise) received. Revenue generated from Membership sales is non-refundable. Membership card revenue is amortized over the life of the membership period, membership cards with par value of RMB 100 have an expiration period of three months, and par value of RMB 200, 300, 400 and 500 have an expiration period of twelve months.  Advertisement revenue is recognized over the contract period.  Licensing revenue is amortized ratably over the term of the agreement which is generally five years. Deferred revenue represents unearned revenues related primarily to sales of licenses and FAB Membership cards.

Accounts Receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, as well as information obtained from suppliers and past experiences with customers.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. We established an allowance for doubtful accounts of $14,000 at March 31, 2014 and 2013

Stock-based Compensation - The Company accounts for options in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 718, Compensation – Stock Compensation.  For the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expense of $186,969 and $0 for vesting of stock options, respectively, and stock–based compensation expense to employees and consultants of $0 and $164,800, respectively, for options that were issued and immediately exercised.

Functional Currency / Foreign Currency Translation – The functional currency of FAB Universal Corp is the United States Dollar (USD).  The functional currency of DEI is the Renminbi (“RMB”) and its reporting currency is U.S. dollars for the purpose of these financial statements. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rates (6.2163 RMB to $1 at March 31, 2014) and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during 2014 (6.1015 RMB to $1) in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

Office furniture and equipment                                                                                                   2-10 years

Vehicles                                                                                                                                          5 years

Building                                                                                                                                         48.5 years

Leasehold improvements                                                                                 Shorter of lease terms or estimated useful life

Goodwill and other Intangible Assets - The Company accounts for Goodwill and other intangible assets in accordance with provisions of FASB -ASC Topic 350, Intangibles--Goodwill and Other.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350.  Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment.  Topic 350 requires that intangible assets with finite lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with Topic 360, criteria for recognition of an impairment of Long-Lived Assets. There was no indication of goodwill or other intangible impairment during the three months ended March 31, 2014.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There is no material uncertain tax position as of March 31, 2014 and 2013, respectively (See note 9 – Capital Stock and note 12- Contingencies).

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consists of:

	March 31,	December 31,
	2014	2013
Digital Entertainment International - DEI	$49,287,350	$50,608,681
Webmayhem Inc.(Libsyn)	11,484,251	11,484,251
Total Goodwill	$60,771,601	$62,092,932

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The following is a summary of goodwill:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2013	2013

Goodwill at beginning of period	$62,092,932	$60,652,957
Effect of exchange rate	(1,321,331)	1,439,975
Goodwill at end of period	$60,771,601	$62,092,932

Other intangible assets - Other intangible assets consist of customer relationships, intellectual property, trade name and non-compete, which were obtained through the acquisition of DEI. Management considers these intangible assets to have finite-lives except trade name. These assets are being amortized on a straight-line basis over their estimated useful lives.

As of March 31, 2014, identifiable intangible assets consist of following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Customer Relationships	$8,900,000	3	$ 4,583,972	$ 167,617	$ 4,483,645
Intellectual Property	4,300,000	3	2,214,728	80,984	2,166,256
Trade name	13,876,000	(a)	(a)	194,871	14,070,871
Non-compete	1,885,200	2	1,456,466	40,021	468,755
Copyright	1,011,952	(b)	238,524	-	773,428
Total	$29,973,152		$ 8,493,690	$ 483,493	$ 21,962,955

(a)

The FAB trade name has been determined to have an indefinite life.

(b)

The copyrights useful lives are from 1 year to 10 years.

The estimated future amortization expenses related to other intangible assets other than trade name as of March 31, 2014 are as follows:

For twelve months ending March 31,
2014	$ 5,242,803
2015	2,467,299
2016	77,902
Thereafter	104,080
Total	$ 7,892,084

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2014 and December 31, 2013 consist of the following:

	March 31,	December 31,
	2014	2013
Accounts receivable	$ 5,870,853	$ 7,568,919
Allowance for doubtful accounts	(14,000)	(14,000)
Accounts receivable, net	$ 5,856,853	$ 7,554,919

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Currently, the Company grants credit to customers with well-established credit history with terms from net 30 days to twelve months while the Company generally requests other customers to pay either in advance or upon delivery. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are as follows:

	March 31,	December 31,
	2014	2013
Electronic equipment	$ 1,395,633	$ 1,726,239
Office furniture and equipment	406,979	62,248
Vehicles	363,258	372,996
Building	14,032,284	14,072,796
Leasehold improvements	3,705,067	3,804,395
	19,903,221	20,038,674
Less: Accumulated depreciation	(4,032,667)	(3,464,543)
Total property and equipment, net	$ 15,870,554	$ 16,574,131

Depreciation expense for the three months ended March 31, 2014 and 2013 was $391,866 and $136,712, respectively.

NOTE 6 – LONG-TERM DEPOSITS

Long term deposits consist of following:

	March 31,	December 31,
	2013	2013
Prepayments for setting up flagship stores	$3,217,348	$3,303,601
Anti-piracy sales guarantee deposits	3,217,348	3,303,601
Building Deposit	12,869,392	13,214,404
Rent deposits	264,250	271,239
Total Long-Term Deposits	$19,568,338	$20,092,845

Long term deposits include anti-piracy sales guarantee deposits made to product licensors by FAB Media, rent deposits made to landlords, prepayment for real estate purchase and prepaid payment which made to commission agents. The deposits for no-piracy sales guaranties are fully refundable when FAB Media decides to terminate the license agreements with the licensors to sell their products. The rent deposits are also fully refundable at the end of the lease term. The prepaid payments are used for new FAB flagship stores opening in other locations and real estate purchasing. On January 7, 2014, the Board of Directors decided not to purchase the Longyuan building. We are currently in negotiations with the owner of the building as to the amount of the compensation to be paid per the terms of the agreement of Intent for Property Transfer.

NOTE 7 – SHORT-TERM LOANS

Short-term bank loans consist of:

	March 31,	December 31,
	2014	2013
Bank of Communication	$1,607,285	$1,651,800
Minsheng Bank	1,286,939	1,321,440
Nanjing Bank	1,608,674	1,651,801
China Dalian Bank	1,608,674	1,651,801
Total Short-Term Loans	$6,111,572	$6,276,842

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHORT-TERM LOANS (Continued)

Short-term bank loans are primarily used for working capital needs. On March 25, 2013, FAB Digital entered into a new loan agreement with Bank of Communications (“BCM”) for a one-year term loan due March 28, 2014 in amount of RMB 10,000,000 (approximately $1.6 million). The interest of the loan is 7.8%, which is a variable interest rate based on the one year benchmark rate of the actual loan payment day plus 30 basis points. In connection with the loan agreement, FAB Digital entered into a cooperation agreement with Beijing Caizhirongda Investment Management Co. LTD (“BCIM”), the loan was guaranteed by BCIM. The loan was fully repaid on April 2, 2014.

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

NOTE 9 – STATUTORY RESERVE

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net income. Such appropriation may cease if the balance of the fund is equal to 50% of the entities’ registered capital or shareholders’ equity. The Company has reserved $131,825 at both March 31, 2014 and 2013 since the amount has reached the statutory limit of 50% of the registered capital.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTIES

The table below sets forth the related parties and their affiliation with the Company:

Related Parties	Affiliation with the Company

Guangdong Endless Culture Co., Ltd.(GEC)	Affiliated Company controlled by the chairman and major shareholder
Zhang Hongcheng	Chairman and major stockholder

Amounts due to related parties are as follows:

	March 31,	December 31,
	2014	2013
Zhang Hongcheng	$ 121,614	$ 122,596
Total due to related parties	$ 121,614	$ 122,596

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

Subsequently, FAB Media entered into a sublease agreement with GEC. The average monthly rent expense is $50,507. FAB Media paid the rental and promotion expense to Xidan Joy City directly.

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

DEI recognized deferred tax assets in the amount of $7,095,625 as of March 31, 2014. Deferred tax assets represent temporary differences arising primarily from deferred revenue and the allowance for doubtful accounts. The components of deferred tax assets are as follows:

	March 31,	December 31,
	2014	2013
Current deferred tax assets
Deferred revenue	$2,471,586	$2,830,200
Valuation allowance	-	-
Net current deferred tax assets	$2,471,586	$2,830,200

Non-current deferred assets
Deferred revenue	$4,624,039	$5,227,865
Valuation allowance	-	-
Net non-current deferred tax assets	$4,624,039	$5,227,865

Income tax expense (benefit) consists of:

	For the three months ended
	March 31,	March 31,
	2014	2013
Current income tax expense	$361,121	$1,888,213
Deferred income tax benefit	766,204	(645,371)
Total net income tax expense	$1,127,325	$1,242,842

Taxes payable consist of the following:

	March 31,	December 31,
	2014	2013
Value added tax payable	$(458,181)	$365,558
Income tax payable	353,934	1,988,083
Business tax payable	(6,420)	(6,592)
Other	110,667	261,772
Total taxes payable	$-	$2,608,821

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES (Continued)

FAB Universal is incorporated in the U.S. and incurred a net operating loss for income tax purposes. As of March 31, 2014, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $52,000,000 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized by 2033.  Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2014. The net change in the valuation allowance for the three months ended March 31, 2014 and 2013 was an increase of approximately $56,000 and $12,000, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

NOTE 12 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of March 31, 2014, the Company had 290 Series B Preferred shares issued and outstanding.

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

Common Stock - The Company has authorized 200,000,000 shares of common stock, $.001 par value.  As of March 31, 2014, the Company had 20,805,860 common shares issued and outstanding.

On January 25, 2013, the Company issued 257,000 common shares valued at $529,080 to consultant for services rendered.

NOTE 13 – STOCK OPTIONS AND WARRANTS

At March 31, 2014, the Company had 99,060 warrants outstanding to purchase common stock of the Company at $5.16 per share held by Iroquois Master Fund Ltd.

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

The Company has multiple Stock Options plans.  Under the plans, the Board is empowered to grant stock options to employees and officers of the Company.  The following table shows the total number of shares of common stock available under each plan, the number of options exercised during 2014 and the options that remain available under each plan.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCK OPTIONS AND WARRANTS - Continued

Plan	Total	Options Granted	Options Exercised	Remaining
Name	Available	During Q1 2014	During Q1 2014	Available
2013 Plan	3,000,000	-	-	3,000,000
2012 Plan	3,000,000	-	-	1,788,667
2010 Plan	166,667	-	-	-
2009 Plan	166,667	-	-	-
2008 Plan	16,667	-	-	28
2008 Key Employee Plan	33,334	-	-	260
2007 Plan	16,667	-	-	12
2007 Key Employee Plan	16,667	-	-	-
2006 Key Employee Plan	11,459	-	-	-
Total	6,428,128	-	-	4,788,967
There were no options grants during the first quarter of 2014 or the first quarter of 2013.

A summary of the status of options granted at March 31, 2014, and changes during the three months then ended are as follows:

For the Three Months Ended March 31, 2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	250,000	$3.52	10.5 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of year	250,000	3.52	10.25 years	-
Vested and expected to vest in the future	-	-	-	-
Exercisable at end of year	-	-	-	-
Weighted average fair value of options granted	250,000	$3.52	10.25 years	$-

There have been no option grants during the first quarter of 2013 and 2014.  The Company had no non-vested options at the beginning of the year.  At March 31, 2014 the Company had 250,000 options granted that remain unexercised.

During the three months ended March 31, 2014 and 2013, the Company recorded $186,967 and $0 of non-cash compensation expense related to the vested stock options issued to employees.

For the three months March 31, 2014 and 2013, the Company recorded non-cash compensation cost of $0 for vested and exercised options issued to management, board members, employees and consultants.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Net income from operations	$2,006,582	$3,003,997
Net income available to common shareholders (numerator)	$2,006,582	$3,003,997
Weighted average number of common shares outstanding during the period used in basic and diluted loss per share (denominator)	20,805,860	20,648,904

At March 31, 2014, the Company had 99,060 warrants outstanding to purchase common stock of the Company at $5.16 per share, which were not included in the earnings per share computation as they were anti-dilutive.

At March 31, 2013, the Company had 99,060 warrants outstanding to purchase common stock of the Company at $5.16 per share, which were not included in the earnings per share computation as they were anti-dilutive.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies:

As additional consideration for the acquisition, the Company issued 290 shares of Series B Convertible Preferred Stock.  The Company further agreed to convert these shares of Preferred Stock into additional shares of common stock upon DEI achieving corporate government requirement and financial results.

The Preferred Stock will be convertible into shares of the Company’s common stock in three (3) tranches upon the occurrence of the following conversion events:

(i) upon the successful completion of certain Corporate Governance Objectives for the four (4) consecutive and complete reporting quarters of the Company immediately following the Closing, the designees shall have the right to convert the first tranche of 210 shares of Preferred Stock into 14,689,444 shares of the Company’s common stock;

(ii) upon the successful completion of:  (a) all of the Corporate Governance Objectives for the four (4) consecutive and complete reporting quarters of the Company immediately following the Closing; and (b) a Revenue Objective requiring DEI to attain sales revenues of at least US$60,000,000 and net income of US$12,000,000 for fiscal year 2011, UEG’s designees shall have the right to convert the second tranche of 40 shares of Preferred Stock into 5,488,364 shares of the Company’s common stock.  Only the revenue and net income objectives were met.

(iii) upon the successful completion of (a) all of the Corporate Governance Objectives for the six (6) consecutive and complete reporting quarters of the Company immediately following the Closing; and (b) a Revenue Objective requiring that DEI attain sales revenues of at least US$70,000,000 and net income of US$14,000,000 for fiscal year 2012, UEG’s designees shall have the right to convert the third tranche of 40 shares of Preferred Stock into 7,484,132 shares of the Company’s common stock. Only the revenue and net income objectives were met.

Pending lawsuits

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES (Continued)

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

Commitments under leases:

Future minimum annual rental payments due are as follows:

Rental
Twelve months ending March 31,	Commitments
2015	$ 1,419,948
2016	1,477,862
2017	864,029
2018	411,481
2019	217,628
Total	$ 4,390,948

NOTE 16 - SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is engaged in distribution of digital entertainment products and services. The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has three operating segments as of March 31, 2014 which are wholesale, retail and Digital Media.

The following table presents summary information by segment for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31, 2014
(in thousands)	Wholesale	Retail	Digital Media	Total
Revenues	$5,885	$734	$8,125	$14,744
Cost of revenues	4,818	547	987	6,532
Gross Profit	1,067	187	7,138	8,392
Depreciation and amortization	184	124	1,496	1,804
Total assets	70,877	47,561	111,944	230,382

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SEGMENT REPORTING - Continued

	Three Months Ended March 31, 2013
(in thousands)	Wholesale	Retail	Digital Media	Total
Revenues	$13,759	$2,026	$6,851	$22,636
Cost of revenues	11,190	1,477	1,595	14,262
Gross Profit	2,569	550	5,256	8,375
Depreciation and amortization	59	219	1,371	1,649
Total assets	43,687	29,138	107,580	180,405

NOTE 17 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 15, 2014, the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2014 have been incorporated into these consolidated financial statements, and besides the disclosures herein, there are no additional subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

Company Overview

Below is an update of our entire business, from the operations of our wholly-owned subsidiary Digital Entertainment International Ltd. (“DEI”), to our media business of podcast services, apps, advertising, and premium subscriptions.  We believe our business of selling and distributing copyright protected media and content in China will grow and generate profits due to the brand recognition of FAB in China as well as the continued support of the government for copyright protection in China.  We believe our Media business will also continue to grow and generate profits due to the size of our podcast operations, our market leadership position, our substantial presence in iTunes and the potential monetization of the content we distribute through our publishing platform, advertising, sale of Apps and paid subscriptions for content.  It is Management’s opinion that we are still in the early stages of growth for this industry as we are seeing the flow of quality content coming to the Internet increase and audiences showing increased interest in the medium.  FAB Universal believes that our network and relevance in our industry will continue to grow and that we are positioned to be one of the leading companies in the podcast monetization business.  Our business is broken into three segments including: Retail, Wholesale and Digital Media.  In September 2013, FAB entered into an agreement with Future TV Co. Ltd. to distribute its copyright protected media content through pay TV terminals used in the home by Future TV’s subscribers.

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

The Joy City Flagship store, located in the core area in Xidan, Beijing, has superior geographic advantages. In the fourth quarter of 2013 the Joy City store was remodeled, and reopened in the middle of December, 2013.  As a result of the remodel, various digital facilities such as electronic display screens, offer enhanced social network functions and digital promotion tools in the Joy city store.

As the Company gradually transitions the stores to dedicate a larger portion of each store to digital services, as well as a move to selling higher margin products, we anticipate continuing to see a decrease in revenue within our stores for a period of time.  This store transformation away from selling mostly traditional audio and video products to individualized items such as covers for mobile devices, and electronics combined with digital experience is anticipated to be a temporary reduction in revenue.  We plan to open a third store during the second half of 2014 in Beijing.

Wholesale

FAB wholesale distribution provides audio-video products such as compact discs, video compact discs and digital video discs as well as books and magazines to audio-video product retailers. FAB distributes these media products to many customers including Sohu, Dangdang and Century Outstanding Information Technology Company, a subsidiary of Amazon.com.   FAB’s wholesale business caters to three types of customers: large retail stores, FAB license stores and small wholesale/resellers. Customers place orders by telephone, through the internet or in-person and fulfillment is handled by FAB’s vehicle fleet or through direct warehouse access.

The ecommerce business is growing much faster than originally anticipated in China.  With this change, many of our retailers are transitioning their retail stores similar to the changes we have made with our retail stores.  With our customers move away from the traditional hard goods of audio and video, the outlook for 2014 would be that revenue generated by our Wholesale business will experience a decrease throughout 2014.

Digital Media

Licensing and Media

The twin components of our strategy are to increase our portfolio of content and expand the number of distribution channels.  We have signed several copyright licensing agreements with several well-known distributors for additional content.  Many of these distributors have long-term cooperation agreements with over 80 independent film producers in the United States.  The terms of these agreements range from one to ten years and some are revenue sharing based agreements.  This content is expected to be distributed across multiple distribution channels, primarily through digital platforms, thereby leveraging our cost of acquisition.

Through the agreements signed, we have obtained the right to distribute nearly 6000 hours of copyrighted content, including 1500 movies, 3451 TV series, and 100 hours of documentaries. High definition content accounts for 35% of the total, and exclusive content with sub-licensing rights accounts for more than 20%. The acquired copyrighted movies cover various genres including motion, romantic, horror, war, and comedy, of which, movies from Europe and American make up over 60%, and 20% movies were debuted in China for the first time.  There are also 176 award winning or nominated movies at leading film festivals, such as Oscar, Cannes, Golden Globe, and Berlin.  We have nearly 100 movies with exclusive as well as sub-licensing rights, including “The Company You Keep”, which was officially released to the public on July 8, 2014 in Mainland China, and “Her”, which won the 2014 Oscar for best original screenplay.  Furthermore, FAB music teaching courses include more than 1000 hours of exclusive curricula and 72 hours of FAB originally produced curricula, including “music instruments grading test”, “instruments performance”, and “instruments skills instruction”. The “music instruments grading test” are delivered by director and deputy director from the National Grading Test Committee, and by well-known teachers from the Central Conservatory of Music (CCOM) as well as the China Conservatory of Music.

With our established media, new distribution opportunities and entertainment distribution platform and the power of the FAB brand, we believe that we have the fundamentals in place to drive growth as we increase our content offerings across an expanding number of distributions channels.  In order to distribute content over mobile phones and the internet, the Chinese Government requires an internet publishing license which is granted by the General Administration of Press and

Publication, the National Agency of Radio, Film and Television.  FAB was granted a license by China’s Ministry of Commerce to license its business model.

FAB has sold 17,944 brand licenses, which allows the licensees to use FAB’s brand on the kiosks. FAB does not directly sell or own the media kiosks. FAB primarily generates revenue from the sale of FAB Brand licenses, advertising and FAB membership cards.

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

FAB, to date, has sold 40 Regional Agent licenses.  The Regional Agent pays an upfront fee of RMB 1,200,000, and a deposit of RMB 100,000. The license fee is non-refundable after 7 days and the contract period is five years.  The Regional Agent is responsible for selling the individual licenses in each of their locations and for the development of the business with each licensee.  Due to the changing market, the Regional Agents sold no additional licenses during the first quarter of 2014.

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

As the Company is transitioning its business model from traditional distribution channels to more diversified digital channels, including digital TV, IPTV, mobile and the internet, we are anticipating a dramatic decline of revenue in wholesale, retail, advertising and membership cards going forward.

Cross-Platform Video Operation

The use of digital consumption channels for media in China is growing rapidly.    With this change we will transition our business more quickly than previously thought to provide digital content for consumption across multiple channels. This transition will take place throughout 2014.

The Cross-Platform Video Operation business will generate revenue from the distribution of FAB copyright-protected content across various digital platforms.  These platforms include digital TV, IPTV, Smart TV, OTT, mobile and the Internet.  Initial targets for partners for these platforms will be those with large, existing consumer bases.

Content

FAB has purchased the licenses or has the rights to distribute and broadcast movies, TV shows, and educational programming.  FAB will continue to acquire the rights to content throughout 2014.

The distribution of this content will be through the various channels described below and will target large consumer bases through partnerships.  To date, FAB has entered into six agreement with distribution channels, and FAB will continue to pursue agreements with various channels for user paid subscriptions of the purchased content. We will acquire content for which we have the exclusive rights as well as sub-licensing rights for distribution.  FAB will also acquire content for which we will have non-exclusive rights for distribution.  Some of the agreements for non-exclusive content allow FAB to sub-license the content and others will not.

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

While these fees are not significant per charge, there is a very large consumer base in China, and we will target channel providers with a large number of consumers, such as Tongzhou Elextronic TV Terminals and as we have with Future TV.

In September 2013, FAB entered into an agreement with Future TV Co. Ltd. to distribute its copyright-protected media content through pay TV terminals used in the home by Future TV’s subscribers, and the trial operation kicked off in November 2013. The agreement with Future TV is a significant milestone for FAB, marking the launch of our subscription TV business and further extending our multi-channel distribution plans.    In May 2014, FAB entered into agreements with Shenzhen Tongzhou Elextronic Co. Ltd, and Xinjiang Broadcast Network Co., Ltd for digital TV and IPTV respectively.  Shenzhen Tongzhou Elextronic is China’s leading enterprise in the digital TV industry, delivering more than 50 million set-top boxes for nearly 100 million viewers.  Xinjiang Broadcast Network has more than 1.5 million viewers.  Our goal is to have our Subscription TV network reach the majority of the households in China in five to ten years.  This can be accomplished with our technical and management team, through the integration of digital TV (via cable network operators), IPTV and OTT (via telecom operators, and content aggregation licensing providers).

Mobile Phones and Tablets

With the increasing trend towards mobile device use and a growing consumer base, FAB will also partner with China’s top mobile companies to distribute video.  FAB copyright-protected content will be distributed to mobile users via mobile phones and tablets.  This market segment is large and will continue to grow.  For example, China Mobile Video Innovation base reaches an average of 130 million monthly users.  Revenues from partnerships with mobile carriers will be based on revenue share for paid content and will be in the range of a 50/50 revenue share.  In January 2014, FAB entered into an agreement with People Video Culture Co., Ltd., one of the top three (3) mobile companies with 2 million users and 1 million paid users.

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

Libsyn

Libsyn is the subsidiary for our digital media and entertainment business.  Libsyn is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method for episodic, audio and video shows.  The Libsyn Network received over 1.6 billion download requests for shows in 2012, 1.9 billion in 2013 and 534 million in 2014 to approximately 37 million monthly audience members in the first quarter of 2014.  Libsyn's publishing platform hosted 17,894 shows in 2014. Management believes that Libsyn offers the best podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  The total number of episodes on the network totaled 1,779,861 in 2014, all of which are available for immediate distribution.  With the continuing success of iPods, iPhones, iPads, Android’s mobile phones, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  LibsynPRO Enterprise service had 136 network publishers in 2014.  As Libsyn derives a portion of its revenues through data transfer from PRO customers, our feature rich version of the PRO publishing platform provides management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business.  For first quarter of 2014, revenue from data transfer totaled $91,420.

LIBSYN – PUBLISHING SERVICES

Hosting, Distribution Network, Content, Platform Development

In the first quarter of 2014, the Libsyn Network received approximately 534 million download requests for podcast episodes vs. annual requests of 1.9 billion and 1.6 billion download requests in 2013 and 2012, respectively, from a wide variety of distribution outlets to which Libsyn syndicates content.  The Libsyn network received over 5.9 million requests for shows per day during the first quarter of 2014.  Our network reaches over 37 million people monthly around the world, creating what management believes is a strong media asset and a very compelling platform for advertisers as well as smartphone App sales. Download requests are calculated by counting the number of shows requested for download by audience members.  Libsyn works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform and through the sale of Apps.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Libsyn’s third party advertising partners and its in-house advertising sales team to fill.

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

In the first quarter, the fourth generation of the podcast editing interface (Libsyn 4) became the default option for all Libsyn users.  This newer interface gained several new features.  First, “Quick Publish” was introduced to allow for simple podcast episode creation straight from the Libsyn dashboard.  This is a boon for podcasters who don’t use advanced settings and just want to get their content out quickly.

Another addition is the expansion of “on-publish” to include the blogging platform, Tumblr.  Just like Blogger and Wordpress, podcasters can now automatically update their Tumblr blogs with each episode release.  Also, these blogging on-publish tools became more flexible as podcasters gained the ability to choose the position of media players embedded in their blog posts.

The Libsyn 4 interface also received a new method for adding media.  Podcasters gained the ability to connect to their Dropbox.com accounts and copy files.  This feature is particularly useful for mobile devices that heavily limit access to the internal file system.

Windows Store applications were updated for changes made to the Windows 8.1 operating system.  These include large tile icons for the start screen, a revamped search function, and some minor adjustments.  Android apps were also updated to include skip ahead functionality as well as several features for catalog applications (those containing many shows).  Finally, work began on version 2.0 of the Libsyn iOS app offering.  This is a ground-up redesign of the iOS app that will use the latest tools and styles for iOS products.

LIBSYN - APPS

Apps are small software applications that users can purchase and download to their mobile devices with relative ease.  App categories include video games, sports, productivity, entertainment, education and health & fitness.  Some of these Apps are free, while others have to be purchased.  These Apps range in price from $.99 to $100.00, with the average price under $4.99. Producers who wish to offer their Apps for free to their users can now choose to do so for an initial set-up fee and additional ongoing monthly fee per show.

Sale of Podcast Apps

Libsyn created Apps that work on the iPhone and Android platforms and are currently for sale in the iTunes App Store, Verizon Store, Windows Store and the Amazon App Store. Libsyn currently has approximately 4,600 Apps for sale.  Podcasters then market their very own App to their show’s audience, many of whom use iPhones, iPods and Android phones.

Libsyn also offers Apps as a free monetizational tool to podcasters on the Libsyn Network as long as they have a qualifying monthly account.  Currently, there are approximately 17,894 shows on the Libsyn Network and approximately 37 million audience members who consume podcasts.  Libsyn submits each App for approval, which is not guaranteed and is based on the respective terms of service and approval process of the App Store, and manages the collecting of the revenue and distribution of the podcaster’s share of the revenues.  Libsyn expects to retain approximately 35% of the sale price that ranges from $.99 to $4.99 in most cases.  These Apps are currently being sold around the world via Apple’s App Store, the Verizon Store, Windows Store and the Amazon App Store. During the first quarter of 2014, revenue from App and subscription sales totaled $188,489.

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

Sale of Podcast Subscriptions and Episodes Via Custom Podcast Apps

Once a podcaster has successfully marketed an App to its audience and has created a significant install base, the podcaster offers new content on a subscription basis or release a special episode, in addition to its normal podcast episodes, and charge a nominal fee ($1 - $3) for that episode or episodes to its audience.  By having a successful, extremely easy to use micropayment platform in iTunes/iPhone/iPod Touch, Android and Amazon, the podcast audiences are willing to pay a nominal fee ($1.99), from time to time, for special episodes of their favorite podcast and even sign up for inexpensive subscriptions ($.99 a month; $8.99 for 12 months) for new content.  Libsyn earns a portion of the subscription and episode revenue for administering the App account and delivering the content to the consumer.  This offering has been expanded for LibsynPro customers to include private podcast options.  The podcasts are available to audiences via a login on the App and the subscriptions fees are paid by the companies or organizations based on the number of active monthly users.

LIBSYN - ADVERTISING

Libsyn executes multiple national brand advertising campaigns for companies including Audible, Hover and Ting.  These campaigns run across multiple shows, with different advertisers, and resulted in $267,107 in advertising revenue during the first quarter of 2014.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013.

During the first quarter ended March 31, 2014, FAB recorded revenues of $14.7 million, a decrease of $7.9 million, from our revenues of $22.6 million in the same period of 2013.  This decrease was driven by a decrease in Wholesale from $13.8 million to $5.9 million, Retail from $2.0 million to $0.7 million, offset in part by Digital increasing from $6.8 million to $8.1 million.  The decrease in Wholesale is being driven by customers making changes in their business with a move away from traditional goods and a focus on delivery of digital content.  For our retail stores, with the change to a digital experience and personalized products versus our traditional goods, we have seen a decrease in sales during the first quarter of 2014.  Within the Digital segment, advertising delivered $1.2 million, FAB Memberships delivered $2.8 million, Cross Platform Video delivered $0.4 million and FAB Brand Licensing delivered $2.4 million with no brand license sales, and the Libsyn business generated $1.3 million.

During the first quarter of 2014, our cost of revenue was $6.4 million, a decrease of $7.9 million over the 2013 figure of $14.3 million.  This decrease was due to the down-turn in sales experienced in the first quarter within our Wholesale and Retail segments, as well as a decrease of costs within our Digital segment.  FAB generated a gross profit of $8.4 million in the first quarter of 2014, versus a gross profit of $8.4 million in the same period of 2013.  Gross margin increased from 30% for the first quarter of 2013 to 60% in the first quarter of 2014 primarily because the digital segment represented 55% of the revenue in the first quarter of 2014 versus 30% of revenue during the first quarter of 2013.

In the first quarter of 2014, FAB had operating expenses of $4.8 million, as compared to $4.1 million in the first quarter of 2013.  Our operating expenses consisted of:

•

Selling expenses increased to $1.2 million in the first quarter 2014, from $0.9 million in the first quarter of 2013.  The increase was driven by the addition of the development of the subscription TV services and one-time view TV services, as well as personnel, marketing and promotional activities associate with these services.

•

General and administrative expenses increased to $2.8 million in the first quarter of 2014, from $2.6 million in the same period of the prior year.   The increase was driven by the recording of non-cash expense for the vesting of stock options.

•

Consulting fees increased to $0.6 million in the first quarter of 2014 from $0.5 million in the same quarter of 2013. These fees were driven by costs associated with legal fees and investigative services associated with the lawsuit incurred during the first quarter of 2014.

•

Research and development costs for the quarter ended March 31, 2014 were $77,982 versus $67,350 for the same period in 2013.

Other expense increased to $0.5 million for the quarter ended March 31, 2014, versus $9,788 for the same period in 2013.  The increase is due primarily to the interest on the long-term bond.

Net income available to common stockholders decreased to $2.0 million for the quarter ended March 31, 2014, as compared to $3.0 million for the same period in 2013.  During the first quarter of 2014, non-cash expenditures totaled $1,990,817, as compared to $1,813,351 for the first quarter of 2013.  Basic and diluted earnings per common share were $0.10 in the first quarter of 2014, compared to $0.15 per share for the first quarter of 2013.

The following is a summary of non-cash expenditures:

	For the Three
	Months Ended
	March 31,
	2014	2013
NON-CASH EXPENDITURES
Stock option grants	186,969	-
Depreciation and amortization expense	1,803,848	1,648,551
Non-cash expense	1,990,817	1,648,551
Expenditures paid with issuance of stock	-	164,800
Total non-cash expenditures	1,990,817	1,813,351

Liquidity and Capital Resources.

Current assets at March 31, 2014 included $102.7 million in cash and accounts receivable, an increase of $64.3 million, from our cash and accounts receivable of $38.4 million at March 31, 2013, while cash and accounts receivable were $107.1 million as of December 31, 2013.  This decrease is due to cash used by the operations of DEI during the first quarter of 2014.

Net cash used in investing activities during the first quarter of 2014 was $177,221 versus $1,614,403 during the first quarter of 2013.  The significant decrease was driven by the payment of long-term deposits to customers in the first quarter of 2013 totaling $1.6 million.

During the three months ended March 31, 2014, cash provided by financing activities was $527,647 versus $1,493,289, primarily reflecting proceeds of $1,606,400 from a line of credit in 2013.  Operations are funded through the leverage of financial institutions with short-term bank loans.  The cash provided during the first quarter of 2014 was primarily due to a capital contribution to the VIE from the shareholders of the VIE.  The contribution was done to be in compliance with changes in regulations that required a larger minimum capital contribution for a PRC business.

Off-balance sheet arrangements

As of March 31, 2014 and December 31, 2013, we had no off-balance sheet arrangements.

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

In connection with the restatement of the consolidated financial statements in this Quarterly Report on Form 10-Q/A, the Company’s management, including the Company’s chief executive officer and the chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2014, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective.

The Company is conducting additional communication and disclosure training such that information required to be included in our filings is reported within the time periods required to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe this complaint is without merit and plan to defend ourselves vigorously.   Failure by us to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of March 31, 2014. The costs associated with defending and resolving the complaint and ultimate outcome cannot be predicted.  These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future.

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

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

32

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

None; not applicable.

(c)

During the quarterly period ended March 31, 2014, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

(ii)

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	7/15/14	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	7/15/14	/s/ John Busshaus
John Busshaus
Chief Financial Officer