Form 10-Q
period 2014-06-30
FAB Universal Corp.
filed 2014-08-14
CIK 1074909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [ ]  No [X]

As of August 4, 2014, there were 20,805,860 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

FAB UNIVERSAL CORP AND SUBSIDIARIES
FINANCIAL STATEMENTS

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4

Unaudited Condensed Consolidated Statements of Cash Flows	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-21

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2014		December 31, 2013
CURRENT ASSETS:
Cash	$ 98,224,505		$ 99,546,530
Restricted Cash	-		1,651,800
Accounts receivable, net	1,543,384	[1]	7,554,919	[1]
Advances to suppliers, net	81,500		81,500
Inventory	76,808		686,067
Deferred tax assets, current	2,243,210		2,830,200
Other current assets	2,370,768		591,194
Total current assets	104,540,175		112,942,210

Property, and equipment, net	15,575,730		16,574,131
Goodwill	60,866,930		62,092,932
Intangible assets, net	20,962,468		23,903,476
Deferred tax assets, non-current	4,151,625		5,227,865
Long-term prepaid expense	309,000		-
Long-term deposits	19,606,179		20,092,845
Total assets	$ 226,012,107		$ 240,833,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans	$ 4,512,999		$ 6,276,842
Accounts payable	2,821,245		3,309,610
Accrued expenses	3,283,794		4,209,753
Deferred revenue, current	14,438,504		15,457,102
Taxes payable	402,108		2,608,821
Notes Payable	390,159		1,651,801
Contingent liability	1,208,839		1,238,850
Due to related parties	121,685		122,596
Other payable	2,431,859		1,976,119
Total current liabilities	29,611,192		36,851,494

Long-term deposits from customers	1,997,002		2,244,797
Deferred revenue, non-current	17,796,833		25,432,654
Long-term bond payable	16,117,854		16,518,005
Total liabilities	65,522,881		81,046,950

STOCKHOLDERS' EQUITY
Preferred Stock	-	[2]	-
Common stock	20,806	[3]	20,806	[3]
Additional paid-in capital	208,879,540		207,903,478
Accumulated other comprehensive income	1,809,269		5,469,380
Accumulated deficit	(50,220,389)		(53,607,155)
Total stockholders' equity	160,489,226		159,786,509
Total liabilities and stockholders' equity	$ 226,012,107		$ 240,833,459

[1] net of $14,000 allowance

[2] $.001 par value, 10,000,000 shares authorized, 290 shares issued and outstanding

[3] $.001 par value, 200,000,000 shares authorized, 20,805,860 shares issued and outstanding

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
		Restated		Restated
Revenue	$ 13,857,077	$ 25,857,239	$ 28,601,536	$ 48,493,632
Cost of Revenue	5,722,898	14,362,500	12,075,113	28,624,131
Gross Profit	8,134,179	11,494,739	16,526,423	19,869,501

OPERATING EXPENSES
Selling expenses	1,183,471	1,039,850	2,426,611	1,976,171
General and administrative	3,909,905	2,487,458	6,731,327	5,117,790
Consulting fees	80,946	446,460	707,751	930,592
Research and development	79,061	73,189	157,043	140,539
Total Expenses	5,253,383	4,046,957	10,022,732	8,165,092
Income from operations	2,880,796	7,447,782	6,503,691	11,704,409

OTHER INCOME (EXPENSE):

Interest income	55,260	8,461	127,263	37,020
Interest (expense)	(541,429)	(327,115)	(1,107,357)	(366,265)
Other (expense), net	(14,133)	(85,147)	(9,196)	(84,344)
Total Other Expense, net	(500,302)	(403,801)	(989,290)	(413,589)
Income from operations before income taxes	2,380,494	7,043,981	5,514,401	11,290,820

Income tax expense	1,000,310	1,658,842	2,127,635	2,901,684

Net income	1,380,184	5,385,139	3,386,766	8,389,136

Other comprehensive income (loss)
Foreign currency translation gain (loss)	263,266	1,542,802	(3,660,112)	2,033,011

COMPREHENSIVE INCOME (LOSS)	$ 1,643,450	$ 6,927,941	$ (273,346)	$ 10,422,147

BASIC AND DILUTED INCOME PER COMMON SHARE	$ 0.07	$ 0.26	$ 0.16	$ 0.41
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	20,805,860	20,761,025	20,805,860	20,708,042

The accompanying notes are an integral part to the unaudited condensed consolidated financial statements.

FAB UNIVERSAL CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For The Six Months Ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities		Restated
Net income	$ 3,386,766	$ 8,389,136
Adjustments to reconcile net income to net cash used in operating activities:
Stock issued to employees and consultants	-	329,600
Non-cash compensation - options vested	324,079	49,858
Deferred tax benefit	1,476,901	(1,657,406)
Depreciation and amortization expense	3,649,110	3,354,115
Change in assets and liabilities:
Accounts receivable	5,871,161	(2,078,275)
Other assets	(2,178,852)	144,161
Inventory	596,223	(2,068,141)
Accounts payable	(419,740)	110,807
Accrued expense	(325,496)	327,527
Taxes payable	(2,156,479)	740,704
Deferred revenue	(7,744,231)	14,406,939
Net Cash Provided by operations	2,479,442	22,049,025

Cash Flows from Investing Activities:
Purchase of property and equipment	(62,393)	(328,166)
Purchase of copyrights	(601,019)	-
Payment of long-term deposits	-	(14,391,157)
Net Cash Used in Investing Activities	(663,412)	(14,719,323)

Cash Flows from Financing Activities:
Capital contribution to the VIE	648,614	-
Decrease in restricted cash	1,621,534
Proceeds from long-term bond offering	-	16,294,075
Proceeds from related party	-	80,154
Payment of customer deposits	(194,584)	-
Payment of loans	(1,621,534)	-
Proceeds from notes payable	621,196	1,615,434
Payments of notes payable	(1,852,571)	(1,842,892)
Net Cash Provided by (Used in) Financing Activities	(777,345)	16,146,771

Effect of Exchange Rate Change on Cash	(2,360,710)	340,544

Net Increase (Decrease) in Cash	(1,322,025)	23,817,017
Cash at Beginning of Period	99,546,530	19,671,937
Cash at the end of Period	$ 98,224,505	$ 43,488,954
Supplemental Disclosures of Cash Flow Information
Interest expenses paid	$ 2,006,531	$ 99,734
Income taxes paid	$ 2,308,940	$ 3,803,188

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

Selected information of the consolidated balance sheet of FAB Media and its wholly-owned subsidiaries as of June 30, 2014 and December 31, 2013, and the consolidated results of operations for the six months ended June 30, 2014 and 2013 are summarized as follows:

	June 30, 2014	December 31, 2013

Cash	$97,032,235	$99,077,811
Accounts receivable, net	1,313,771	7,227,270
Deferred tax assets, current	2,243,210	2,830,200
Other current assets	6,309,124	4,820,393
Total current assets	106,898,340	113,955,674

Property, plant and equipment, net	14,041,543	14,989,176
Intangible assets, net	670,178	434,304
Deferred tax assets, non-current	4,151,625	5,227,865
Long-term deposits	19,602,597	20,089,263
Total assets(1)	145,364,283	154,696,282

	June 30, 2014	December 31, 2013

Short-term bank loans	$4,512,999	$6,276,842
Accounts payable	2,390,062	2,924,374
Accrued expenses	3,032,717	4,008,363
Deferred revenue, current	14,241,842	15,294,998
Other current liability	3,630,102	7,491,885
Total current liabilities	27,807,722	35,996,462

Long-term deposits from customers	1,997,002	2,244,797
Deferred revenue, non-current	17,796,833	25,432,654
Long-term bonds payable	16,117,854	16,518,005
Total liabilities(1)	63,719,411	80,191,918

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (Continued)

	For the six months ended June 30, 2014	For the six months ended June 30, 2013

Revenue	$25,793,559	$46,180,732
Net income	5,630,129	8,889,372

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

Reclassification – The financial statements for the period ended June 30, 2013 have been reclassified to conform to the headings and classifications used in the June 30, 2014 financial statements.

Inventory - Inventory includes books and video products and is recorded at the lower of cost or market, using the first-in, first-out (“FIFO”) method. The Company estimates net realizable value based on current market value and inventory aging analyses. As of June 30, 2014 no reserve for slow-moving or obsolete inventory is considered necessary.

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

Accounts Receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, as well as information obtained from suppliers and past experiences with customers.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. We established an allowance for doubtful accounts of $14,000 at June 30, 2014 and 2013

.

Stock-based Compensation - The Company accounts for options in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 718, Compensation – Stock Compensation.  For the six months ended June, 2014 and 2013, the Company recorded stock-based compensation expense of $324,079 and $49,858 for vesting of stock options, respectively, and stock–based compensation expense to employees and consultants of $0 and $329,600, respectively, for options that were issued and immediately exercised.

Functional Currency / Foreign Currency Translation – The functional currency of FAB Universal Corp is the United States Dollar (USD).  The functional currency of DEI is the Renminbi (“RMB”) and its reporting currency is U.S. dollars for the purpose of these financial statements. The Company’s consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rates (6.2043 RMB to $1 at June 30, 2014) and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during 2014 (6.1669 RMB to $1) in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

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

Office furniture and equipment                                                                                        2-10 years

Vehicles                                                                                                                               5 years

Building                                                                                                                             48.5 years

Leasehold improvements                                                                     Shorter of lease terms or estimated useful life

Goodwill and other Intangible Assets - The Company accounts for Goodwill and other intangible assets in accordance with provisions of FASB -ASC Topic 350, Intangibles--Goodwill and Other.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350.  Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment.  Topic 350 requires that intangible assets with finite lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with Topic 360, criteria for recognition of an impairment of Long-Lived Assets. There was no indication of goodwill or other intangible impairment during the six months ended June 30, 2014.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There is no material uncertain tax position as of June 30, 2014 and 2013, respectively (See note 12 – Capital Stock and note 15- Contingencies).

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consists of:

	June 30,	December 31,
	2014	2013
Digital Entertainment International - DEI	$49,382,679	$50,608,681
Webmayhem Inc.(Libsyn)	11,484,251	11,484,251
Total Goodwill	$60,866,930	$62,092,932

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The following is a summary of goodwill:

	For the six Months Ended June 30,	For the Year Ended December 31,
	2014	2013

Goodwill at beginning of period	$62,092,932	$60,652,957
Effect of exchange rate	(1,226,002)	1,439,975
Goodwill at end of period	$60,866,930	$62,092,932

Other intangible assets - Other intangible assets consist of customer relationships, intellectual property, trade name, copyright protected content and non-compete, which were obtained through the acquisition of DEI. Management considers these intangible assets to have finite-lives except trade name. These assets are being amortized on a straight-line basis over their estimated useful lives.

As of June 30, 2014, identifiable intangible assets consist of following:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Customer Relationships	$ 8,900,000	3	$ 5,331,987	$ 172,833	$ 3,740,846
Intellectual Property	4,300,000	3	2,576,128	83,503	1,807,375
Trade name	13,876,000	(a)	(a)	222,086	14,098,086
Non-compete	1,885,200	2	1,694,134	39,829	230,895
Copyright	1,488,073	(b)	402,807	-	1,085,266
Total	$ 30,449,273		$ 10,005,056	$ 518,251	$ 20,962,468

(a)

The FAB trade name has been determined to have an indefinite life.

(b)

The copyrights useful lives are from 1 year to 10 years.

The estimated future amortization expenses related to other intangible assets other than trade name as of June 30, 2014 are as follows:

For twelve months ending June 30,
2014	$ 5,177,106
2015	1,469,619
2016	117,201
Thereafter	100,456
Total	$ 6,864,382

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2014 and December 31, 2013 consist of the following:

	June 30,	December 31,
	2014	2013
Accounts receivable	$ 1,557,384	$ 7,568,919
Allowance for doubtful accounts	(14,000)	(14,000)
Accounts receivable, net	$ 1,543,384	$ 7,554,919

Currently, the Company grants credit to customers with well-established credit history with terms from net 30 days to twelve months while the Company generally requests other customers to pay either in advance or upon delivery. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are as follows:

	June 30,	December 31,
	2014	2013
Electronic equipment	$ 1,633,371	$ 1,726,239
Office furniture and equipment	59,579	62,248
Vehicles	363,960	372,996
Building	14,060,138	14,072,796
Leasehold improvements	3,712,232	3,804,395
	19,829,280	20,038,674
Less: Accumulated depreciation	(4,253,550)	(3,464,543)
Total property and equipment, net	$ 15,575,730	$ 16,574,131

Depreciation expense for the three months ended June 30, 2014 and 2013 was $ 447,192 and $326,619, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $839,064 and $641,204, respectively.

NOTE 6 – LONG-TERM DEPOSITS

Long term deposits consist of following:

	June 30,	December 31,
	2014	2013
Prepayments for setting up flagship stores	$3,223,571	$3,303,601
Anti-piracy sales guarantee deposits	3,223,571	3,303,601
Building Deposit	12,894,283	13,214,404
Rent deposits	264,754	271,239
Total Long-Term Deposits	$19,606,179	$20,092,845

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

NOTE 7 – SHORT-TERM LOANS

Short-term bank loans consist of:

	June 30,	December 31,
	2014	2013
Bank of Communication	$-	$1,651,800
Minsheng Bank	1,289,428	1,321,440
Nanjing Bank	1,611,786	1,651,801
China Dalian Bank	1,611,785	1,651,801
Total Short-Term Loans	$4,512,999	$6,276,842

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHORT-TERM LOANS (Continued)

Short-term bank loans are primarily used for working capital needs. On March 25, 2013, FAB Digital entered into a new loan agreement with Bank of Communications (“BCM”) for a one-year term loan due March 28, 2014 in amount of RMB 10,000,000 (approximately $1.6 million). The interest of the loan is 7.8%, which is a variable interest rate based on the one year benchmark rate of the actual loan payment day plus 30 basis points. In connection with the loan agreement, FAB Digital entered into a cooperation agreement with Beijing Caizhirongda Investment Management Co. LTD (“BCIM”), the loan was guaranteed by BCIM. The loan was fully repaid on April 2, 2014, and was not renewed as of June 30, 2014.

On December 12, 2013, FAB Digital entered into a new loan agreement with China Nanjing Bank for a one-year term loan due December 12, 2014 in amount of RMB 10,000,000 (approximately $1.6 million). The loan has a fixed interest rate of 7.80%. Based on the relevant guarantee agreement, the loan was guaranteed and collateralized by the property owned by Company’s major shareholder.

On June 30, 2013, FAB Digital entered into a new loan agreement with Bank of Dalian Corp.Ltd. (“DLBC”) for a one-year term loan due to June 30,2014 in the amount of RMB 10,000,000 (approximately $1.6 million). The interest rate of the loan is approximately 8.10%, which is a variable interest rate based on the one year benchmark rates of similar loans published by the People's Bank of China.

On December 26, 2013, FAB Digital entered into a new loan agreement with China Minsheng Bank for a one-year term loan due December 26, 2014 in amount of RMB 8,000,000 (approximately $1.3 million). The loan has a fixed interest rate of 7.80%. Based on the relevant guarantee agreement, the loan was guaranteed by Company’s major shareholder.

NOTE 8 – LONG TERM BOND PAYABLE

On April 25, 2013, FAB Digital received the proceeds from a bond offering in the amount of RMB 97,000,000 (Approximately $15.8 million), net of the underwriter’s fee of RMB 3,000,000. The bond matures in three years and bears simple interest at the rate of 11% per annum with an option to adjust the interest rate at the end of the second year. The bonds are puttable by the holders at the end of the second year.  The bonds are secured by a pledge of shares in a company that does business with the Company, a certain real estate asset owned by a third party and are guaranteed by the Company’s Chairman.  Interest is paid annually on the anniversary of the bond. The bond is due in full upon maturity on April 25, 2016.  On April 18, 2014, interest totaling RMB 11,000,000 (Approximately $1.8 million) was paid.

NOTE 9 – STATUTORY RESERVE

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net income. Such appropriation may cease if the balance of the fund is equal to 50% of the entities’ registered capital or shareholders’ equity. The Company has reserved $131,825 at both June 30, 2014 and 2013 since the amount has reached the statutory limit of 50% of the registered capital.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTIES

The table below sets forth the related parties and their affiliation with the Company:

Related Parties	Affiliation with the Company

Guangdong Endless Culture Co., Ltd.(GEC)	Affiliated Company controlled by the chairman and major shareholder
Zhang Hongcheng	Chairman and major stockholder

Amounts due to related parties are as follows:

	June 30	December 31
	2014	2013
Zhang Hongcheng	$ 121,685	$ 122,596
Total due to related parties	$ 121,685	$ 122,596

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

DEI recognized deferred tax assets in the amount of $6,394,835 as of June 30, 2014. Deferred tax assets represent temporary differences arising primarily from deferred revenue and the allowance for doubtful accounts. The components of deferred tax assets are as follows:

	June 30,	December 31,
	2014	2013
Current deferred tax assets
Deferred revenue	$2,243,210	$2,830,200
Valuation allowance	-	-
Net current deferred tax assets	$2,243,210	$2,830,200

Non-current deferred assets
Deferred revenue	$4,151,625	$5,227,865
Valuation allowance	-	-
Net non-current deferred tax assets	$4,151,625	$5,227,865

Income tax expense (benefit) consists of:

	For the Six Months Ended
	June 30,	June 30,
	2014	2013
Current income tax expense	$650,734	$4,559,090
Deferred income tax benefit	1,476,901	(1,657,406)
Total net income tax expense	$2,127,635	$2,901,684

Taxes payable consist of the following:

	June 30,	December 31,
	2014	2013
Value added tax payable	$-	$365,558
Income tax payable	291,684	1,988,083
Business tax payable	(6,432)	(6,592)
Other	116,856	261,772
Total taxes payable	$402,108	$2,608,821

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES (Continued)

FAB Universal is incorporated in the U.S. and incurred a net operating loss for income tax purposes. As of June 30, 2014, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $52,000,000 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized by 2033.  Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2014. The net change in the valuation allowance for the six months ended June 30, 2014 and 2013 was an increase of approximately $0 and $48,000, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

NOTE 12 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value.  As of June 30, 2014, the Company had 290 Series B Preferred shares issued and outstanding.

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

Common Stock - The Company has authorized 200,000,000 shares of common stock, $.001 par value.  As of June 30, 2014, the Company had 20,805,860 common shares issued and outstanding.

On May 21, 2013, the Company issued 80,000 common shares valued at $164,800 to consultants for services rendered.

On January 25, 2013, the Company issued 257,000 common shares valued at $529,080 to consultant for services rendered.

NOTE 13 – STOCK OPTIONS AND WARRANTS

At June 30, 2014, the Company had 99,060 warrants outstanding to purchase common stock of the Company at $5.16 per share held by Iroquois Master Fund Ltd.

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

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCK OPTIONS AND WARRANTS - Continued

Plan	Total	Options Granted	Options Exercised	Remaining
Name	Available	During 2014	During 2014	Available
2013 Plan	3,000,000	-	-	3,000,000
2012 Plan	3,000,000	-	-	1,788,667
2010 Plan	166,667	-	-	-
2009 Plan	166,667	-	-	-
2008 Plan	16,667	-	-	28
2008 Key Employee Plan	33,334	-	-	260
2007 Plan	16,667	-	-	12
2007 Key Employee Plan	16,667	-	-	-
2006 Key Employee Plan	11,459	-	-	-
Total	6,428,128	-	-	4,788,967

There were no options grants during the six months of 2014.

A summary of the status of options granted at June 30, 2014, and changes during the six months then ended are as follows:

For the Six Months Ended June 30, 2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	250,000	$3.52	10.5 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of year	250,000	3.52	10.0 years	-
Vested and expected to vest in the future	-	-	-	-
Exercisable at end of year	-	-	-	-
Weighted average fair value of options granted	250,000	$3.52	10.0 years	$-

There have been no option grants during the first six months of 2014.  The Company had no non-vested options at the beginning of the year.  At June 30, 2014 the Company had 250,000 vested options that remain unexercised at an exercise price of $3.52.

During the six months ended June 30, 2014 and 2013, the Company recorded $324,079 and $49,858 of non-cash compensation expense related to the vested stock options issued to employees.

For the six months June 30, 2014 and 2013, the Company recorded non-cash compensation cost of $0 for vested and exercised options issued to management, board members, employees and consultants.

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME PER COMMON SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
		Restated		Restated
Net income from operations	$1,380,184	$5,385,139	$3,386,766	$8,389,136
Net income available to common shareholders (numerator)	$1,380,184	$5,385,139	$3,386,766	$8,389,136
Weighted average number of common shares outstanding during the period used in basic and diluted loss per share (denominator)	20,805,860	20,761,025	20,805,860	20,708,042

At June 30, 2014, the Company had 99,060 warrants outstanding to purchase common stock of the Company at $5.16 per share, and 250,000 stock options to purchase common stock of the Company at $3.52 per share, which were not included in the earnings per share computation as they were anti-dilutive.

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

Commitments under leases:

Future minimum annual rental payments due are as follows:

Rental
Twelve months ending June 30,	Commitments
2015	$ 1,507,625
2016	1,362,124
2017	818,844
2018	316,524
2019	111,684
Thereafter	-
Total	$ 4,116,801

NOTE 16 - SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is engaged in distribution of digital entertainment products and services. The Company's chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has three operating segments as of June 30, 2014 which are wholesale, retail and Digital Media.

The following table presents summary information by segment for the six months ended June 30, 2014 and 2013, respectively (in thousands):

	2014				2013
	Wholesale	Retail	Digital	Total	Wholesale	Retail	Digital	Total
							Restated	Restated
Revenue	$10,306	$1,725	$16,571	$28,602	$27,750	$4,298	$16,446	$48,494
Cost of revenue	$8,438	$1,229	$2,408	$12,075	$21,999	$3,146	$3,479	$28,624
Gross Profit	$1,868	$496	$14,163	$16,527	$5,751	$1,152	$12,967	$19,870

Total assets	$69,115	$46,457	$110,440	$226,012	$51,754	$33,451	$125,684	$210,889
Depreciation and amortization	$395	$265	$2,989	$3,649	$128	$440	$2,786	$3,354

FAB UNIVERSAL CORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SEGMENT REPORTING – Continued

The following table presents summary information by segment for the three months ended June 30, 2014 and 2013, respectively (in thousands):

	2014				2013
	Wholesale	Retail	Digital	Total	Wholesale	Retail	Digital	Total
Revenue	$4,420	$991	$8,446	$13,857	$13,991	$2,272	$9,594	$25,857
Cost of revenue	$3,620	$682	$1,421	$5,723	$10,810	$1,669	$1,884	$14,363
Gross Profit	$800	$309	$7,025	$8,134	$3,181	$603	$7,710	$11,494

Depreciation and amortization	$211	$142	$1,492	$1,845	$68	$222	$1,415	$1,705

NOTE 17 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 14, 2014, the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2014 have been incorporated into these consolidated financial statements, and besides the disclosures herein, there are no additional subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

With the rising popularity of Internet and rapid development of e-commerce in China, simple offline retail business can’t adapt to fierce market competition. Therefore, FAB decided to transform our retail business model from traditional retail stores to Online to Offline (O2O) experience stores, providing e-commerce companies with comprehensive offline services such as product exhibition and demonstration, online and mobile shopping demonstration, offline promotion, and entertainment based sales and marketing activities.

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

To start the transformation, FAB signed cooperation agreement on July 31, 2013 with Jingcaigou (Beijing) Network Information Technology Co., Ltd., an e-commerce company related to FAB. As the first cooperative project, the name of FAB Joy City Flagship Store will change to “FAB Jingcai Gou Joy City Experience Store”.  We will offer certain display space for Jingcaigou to exhibit and experience products. We will also organize various entertainment marketing and promotional activities in the store. We will charge a promotion service fee and collect sales commission on a monthly basis.

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

FAB, to date, has sold 40 Regional Agent licenses.  The Regional Agent pays an upfront fee of RMB 1,200,000, and a deposit of RMB 100,000. The license fee is non-refundable after 7 days and the contract period is five years.  The Regional Agent is responsible for selling the individual licenses in each of their locations and for the development of the business with each licensee.  Due to the changing market, the Regional Agents sold no additional licenses during the second quarter of 2014.

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

As the Company is in the transitioning stage of its business model from traditional distribution channels to more diversified digital channels, including digital TV, IPTV, mobile and the internet, we are anticipating a dramatic decline of revenue in wholesale, retail, advertising and membership card going forward.

Cross-Platform Video Operation

The use of digital consumption channels for media in China is growing rapidly.    With this change we will transition our business more quickly than previously thought to provide digital content for consumption across multiple channels. This transition will take place throughout 2014.

The Cross-Platform Video Operation business will generate revenue from the distribution of FAB copyright-protected content across various digital platforms.  Users pay a subscription fee for FAB’s copyright protected content and the fee is shared between FAB and the digital platform utilized for the delivery of the content.  These platforms include digital TV, IPTV, Smart TV, OTT, mobile and the Internet.  Initial targets for partners for these platforms will be those with large, existing consumer bases.

Content

FAB has purchased the licenses or has the rights to distribute and broadcast movies, TV shows, and educational programming.  FAB will continue to acquire the rights to content throughout 2014.

The distribution of this content will be through the various channels described below and will target large consumer bases through partnerships.  To date, FAB has entered into eight agreements with distribution channels, and FAB will continue to pursue agreements with various channels for user paid subscriptions of the purchased content. We will acquire content for which we have the exclusive rights as well as sub-licensing rights for distribution.  FAB will also acquire content for which we will have non-exclusive rights for distribution.  Some of the agreements for non-exclusive content allow FAB to sub-license the content and others will not.

Digital and Internet TV Subscription Services

One-time view TV Services:

Fees will be generated through paid one-time access to individual content through Pay Per view (PPV) where a viewer must access the programming at a specific broadcast time and True Video on Demand (TVOD) where the programming is available any time.  PPV and TVOD fees range from RMB 3 to 9 and FAB would receive a 50% split.

Monthly Subscription

Content is also offered on a monthly subscription basis for both Paid Channels of content (PTV) and Subscription Video on Demand (SVOD).  Fees for these subscriptions range from RMB 10 to 30 and FAB would receive a 50 % split.

While these fees are not significant per charge, there is a very large consumer base in China, and we will target channel providers with a large number of consumers, such as Tongzhou Electronics TV Terminals and as we have with Future TV.

In September 2013, FAB entered into an agreement with Future TV Co. Ltd. to distribute its copyright-protected media content through pay TV terminals used in the home by Future TV’s subscribers, and the trial operation kicked off in November 2013. Since cooperation with Future TV, FAB has officially launched subscription TV business, and our signed channels are growing. In May 2014, FAB entered into an agreement with Shenzhen Tongzhou Electronic Co. Ltd for DVB (Digital Video Broadcasting) and DVB+OTT cooperation. FAB also signed an agreement with Xinjiang Broadcast Network Co., Ltd for digital TV cooperation.    Shenzhen Tongzhou Electronic is China’s leading enterprise in the digital TV industry, delivering more than 50 million set-top boxes for nearly 100 million viewers.  Xinjiang Broadcast Network has more than 1.5 million viewers.  Our goal is to have our Subscription TV network reach the majority of the households in China in five to ten years. This can be accomplished with our technical and management team, through the integration of digital TV (via cable network operators), IPTV and OTT (via telecom operators, and content aggregation licensing providers).

Mobile Phones and Tablets

With the increasing trend towards mobile device use and a growing consumer base, FAB will also partner with China’s top mobile companies to distribute video.  FAB copyright-protected content will be distributed to mobile users via mobile phones and tablets.  This market segment is large and will continue to grow.  For example, China Mobile Video Innovation base reaches an average of 130 million monthly users.  Revenues from partnerships with mobile carriers will be based on revenue share for paid content and will be in the range of a 50/50 revenue share.  In January 2014, FAB entered into an agreement with People Video Culture Co., Ltd., one of the top three (3) mobile companies with 2 million users and 1 million paid users. On June 20, 2014, FAB entered into an agreement with Beijing Ruoshuitongyun Information Technology Co., Ltd. for mobile video cooperation.  Beijing Ruoshuitongyun has been granted a Mobile Audio-Video License by SARFT (State Administration of Radio, Film and Television) in China, and focuses on health care & medical care information distribution and Treatment Guide services based on internet video technology.

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

Libsyn

Libsyn is the subsidiary for our digital media and entertainment business.  Libsyn is currently the industry’s largest network of independent and professional digital media publishers utilizing RSS (podcasting) as a distribution method for episodic, audio and video shows.  The Libsyn Network received over 1.6 billion download requests for shows in 2012, 1.9 billion in 2013 and 1.2 million in 2014 to approximately 38 million monthly audience members in the second quarter of 2014.  Libsyn's publishing platform hosted 19,365 shows in 2014. Management believes that Libsyn offers the best podcast publishing platform in the industry and is one of only a few podcast publishing platforms that are able to charge publishers for use of the service.  The majority of podcast publishing platforms offer their service for free, in hopes of making money exclusively from advertising sales.  Management believes that our ability to charge for the services we provide is a testament to the quality of service.  The total number of episodes on the network totaled 1,893,542 in 2014, all of which are available for immediate distribution.  With the continuing success of iPods, iPhones, iPads, Android’s mobile phones, we expect the number of content publishers using our service and the number of consumers watching the shows to continue to grow rapidly on an annual basis.  LibsynPRO Enterprise service had 136 network publishers in 2014.  As Libsyn derives a portion of its revenues through data transfer from PRO customers, our feature rich version of the PRO publishing platform provides management with the tools to grow the number of PRO publishers and thereby revenues associated with our data transfer business.  For first six months of 2014, revenue from data transfer totaled $202,218.

LIBSYN – PUBLISHING SERVICES

     Hosting, Distribution Network, Content, Platform Development

In the second quarter of 2014, the Libsyn Network received approximately 627 million download requests for podcast episodes vs. annual requests of 1.9 billion and 1.6 billion download requests in 2013 and 2012, respectively, from a wide variety of distribution outlets to which Libsyn syndicates content.  The Libsyn network received over 6.9 million requests for shows per day during the second quarter of 2014.  Our network reaches over 37 million people monthly around the world, creating what management believes is a strong media asset and a very compelling platform for advertisers as well as smartphone App sales. Download requests are calculated by counting the number of shows requested for download by audience members.  Libsyn works to generate profits by inserting advertisements in the shows in partnership with the show’s publishers, charging for the use of our publishing platform and through the sale of Apps.  As the online digital media industry is in the emerging stages, the majority of these shows are distributed without advertising and the total download requests listed above are provided to give an understanding of the potential size of advertising inventory available for Libsyn’s third party advertising partners and its in-house advertising sales team to fill.

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

Technological development in the second quarter was focused primarily on three objectives:  Improving system performance, redeveloping the network management interface, and creating a new iOS application.

The first objective is a response to Libsyn’s incredible growth over the previous few years.  This growth necessitated changes to how Libsyn delivers certain types of content in order to ensure the system can reliably and efficiently handle the massive volume of requests.

During the second quarter, steady progress was made in migrating network management tools from the previous interface (Libsyn 3) to the new Libsyn 4 system.  This network management interface permits network administrators to manage users, shows, episode quality control, and advertising campaigns.  This migration is scheduled for completion during the third quarter.

A completely new version of the Libsyn iOS app was created.  The app was redeveloped from the ground up and utilizes the latest conventions and features for iOS.  This app is expected to become available for podcasts in the early part of the third quarter.

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

Sale of Podcast Apps

Libsyn created Apps that work on the iPhone and Android platforms and are currently for sale in the iTunes App Store, Verizon Store, Windows Store and the Amazon App Store. Libsyn currently has approximately 4,700 Apps for sale.  Podcasters then market their very own App to their show’s audience, many of whom use iPhones, iPods and Android phones.

Libsyn also offers Apps as a free monetizational tool to podcasters on the Libsyn Network as long as they have a qualifying monthly account.  Currently, there are approximately 19,365 shows on the Libsyn Network and approximately 38 million audience members who consume podcasts.  Libsyn submits each App for approval, which is not guaranteed and is based on the respective terms of service and approval process of the App Store, and manages the collecting of the revenue and distribution of the podcaster’s share of the revenues.  Libsyn expects to retain approximately 35% of the sale price that ranges from $.99 to $4.99 in most cases.  These Apps are currently being sold around the world via Apple’s App Store, the Verizon Store, Windows Store and the Amazon App Store. During the first six months of 2014, revenue from App and subscription sales totaled $378,753.

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

LIBSYN - ADVERTISING

Libsyn executes multiple national brand advertising campaigns for companies including Audible, Hover and Ting.  These campaigns run across multiple shows, with different advertisers, and resulted in $536,966 in advertising revenue during the first six months of 2014.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013.

During the second quarter ended June 30, 2014, FAB recorded revenue of $13.9 million, a decrease of $12.0 million, from our revenue of $25.9 million in the same period of 2013.

This decrease was driven by a decrease in Wholesale from $14.0 million to $4.4 million, Retail from $2.3 million to $1.0 million, and Digital decreasing from $9.6 million to $8.4 million.  The decrease in Wholesale is being driven by customers making changes in their business with a move away from traditional goods and a focus on delivery of digital content.  For our retail stores, with the change to a digital experience and personalized products versus our traditional goods, we have seen a decrease in sales during the second quarter of 2014.  Within the Digital segment, advertising delivered $2.5 million, FAB Memberships delivered $2.0 million, Cross Platform Video delivered $0.1 million and FAB Brand Licensing delivered $2.5 million with no brand license sales, and the Libsyn business generated $1.4 million.

During the second quarter of 2014, our cost of revenue was $5.7 million, a decrease of $8.7 million over the 2013 figure of $14.4 million.  This decrease was due to the down-turn in sales experienced in the second quarter within our Wholesale and Retail segments, as well as a decrease of costs within our Digital segment.  FAB generated a gross profit of $8.1 million in the second quarter of 2014, versus a gross profit of $11.5 million in the same period of 2013.  Gross margin increased from 44% for the second quarter of 2013 to 59% in the second quarter of 2014 primarily because the digital segment represented 61% of the revenue in the second quarter of 2014 versus 37% of revenue during the second quarter of 2013.

In the second quarter of 2014, FAB had operating expenses of $5.3 million, as compared to $4.0 million in the second quarter of 2013.  Our operating expenses consisted of:

Selling expenses increased to $1.2 million in the second quarter 2014, from $1.0 million in the second quarter of 2013.  The increase was driven by the addition of the development of the digital content subscription service, as well as personnel, marketing, travel expenditures and promotional activities associate with these services.

•

General and administrative expenses increased to $3.9 million in the second quarter of 2014, from $2.5 million in the same period of the prior year.   The increase was driven by the recording of non-cash expense for the vesting of stock options, and the increase in audit and legal fees.

•

Consulting fees decreased to $0.1 million in the second quarter of 2014 from $0.4 million in the same quarter of 2013. These decreases in fees were driven by the reduction of investor relation services in the second quarter of 2014.

•

Research and development costs for the quarter ended June 30, 2014 were $79,061 versus $73,189 for the same period in 2013.

Other expense increased to $0.5 million for the quarter ended June 30, 2014, versus $0.4 million for the same period in 2013.  The increase is due primarily to the interest on the long-term bond.

Net income available to common stockholders decreased to $1.4 million for the quarter ended June 30, 2014, as compared to a net income available to common stockholders of $5.4 million for the same period in 2013.  Basic and diluted earnings per common share were $0.07 in the second quarter of 2014, compared to $0.26 earnings per share for the second quarter of 2013.

Six Months Ended June 30, 2014 and 2013

During the first six months ended June 30, 2014, FAB recorded revenue of $28.6 million, a decrease of $19.9 million, from our revenue of $48.5 million in the same period of 2013.

This decrease was driven by a decrease in Wholesale from $27.7 million to $10.3 million, Retail from $4.3 million to $1.7 million, offset by Digital increasing from $16.4 million to $16.6 million.  The decrease in Wholesale is being driven by customers making changes in their business with a move away from traditional goods and a focus on delivery of digital content.  For our retail stores, with the change to a digital experience and personalized products versus our traditional goods, we have seen a decrease in sales during 2014.  Within the Digital segment, advertising delivered $3.7 million, FAB Memberships delivered $4.7 million, Cross Platform Video delivered $0.4 million and FAB Brand Licensing delivered $4.9 million with no brand license sales, and the Libsyn business generated $2.7 million.

During the first six months of 2014, our cost of revenue was $12.1 million, a decrease of $16.5 million over the 2013 figure of $28.6 million.  This decrease was due to the down-turn in sales experienced in the first six months within our Wholesale and Retail segments, as well as a decrease of costs within our Digital segment.  FAB generated a gross profit of $16.5 million in the first six months of 2014, versus a gross profit of $19.9 million in the same period of 2013.  Gross margin increased from 41% for the first six months of 2013 to 58% in the first six months of 2014 primarily because the digital segment represented 58% of the revenue in the first six months of 2014 versus 34% of revenue during the first six months of 2013.

In the first six months of 2014, FAB had operating expenses of $10.0 million, as compared to $8.2 million in the first six months of 2013.  Our operating expenses consisted of:

•

Selling expenses increased to $2.4 million, from $2.0 million in 2013.  The increase was driven by the addition of the development of the digital content subscription service, as well as personnel, marketing and promotional activities associate with these services.

•

General and administrative expenses increased to $6.7 million in 2014, from $5.1 million in 2013.   The increase was driven by the recording of non-cash expense for the vesting of stock options, and the increase in audit and legal fees.

•

Consulting fees decreased to $0.7 million in 2014 from $0.9 million in 2013. These fees were driven by the reduction of investor relation services during the first six months of 2014.

•

Research and development costs for the six months ended June 30, 2014 were $157,043 versus $140,539 for the same period in 2013.

Other expense increased to $1.0 million for the six months ended June 30, 2014, versus $0.4 million for the same period in 2013.  The increase is due to the interest on the long-term bond.

Net income available to common stockholders decreased to $3.4 million for the first six months of 2014, as compared to a net income available to common stockholders of $8.4 million for the same period in 2013.  During the six months of 2014, non-cash expenditures totaled $4.0 million, as compared to $3.7 million for the same period of 2013.  Basic and diluted earnings per common share were $0.16 in the first six months of 2014, compared to $0.41 per share for the same period of 2013.

The following is a summary of non-cash expenditures:

	For the Six		For the Three
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NON-CASH EXPENDITURES
Stock option grants	$324,079	$49,858	$137,110	$49,858
Depreciation and amortization expense	3,649,110	3,354,115	1,845,262	1,705,564

Non-cash expense	3,976,189	3,403,973	1,982,372	1,755,422
Expenditures paid with issuance of stock	-	329,600	-	164,800
Total non-cash expenditures	$3,976,189	$3,733,573	$1,982,372	$1,920,222

Liquidity and Capital Resources.

Current assets at June 30, 2014 included $99.8 million in cash and accounts receivable, an increase of $47.2 million, from our cash and accounts receivable of $52.6 million at June 30, 2013, while cash and accounts receivable were $107.1 million as of December 31, 2013.  The decrease in cash position was driven by the purchase of copyright protected content and the repayment of notes payable during the first six months of 2014.

Net cash provided by operations was driven by the collection of account receivable as FAB shifts its business from a traditional wholesale and retail store environment to digital distribution of content.

Net cash used in investing activities during the first six months of 2014 was $663,412.  The use was primarily for the purchase of copyright protected content to be used for distribution on multiple platforms.

During the six months ended June 30, 2014, cash used in financing activities was $777,345.  This was the result of payment of short term notes payable as they came due during the first half of 2014.  Operations are funded through the leverage of financial institutions with short-term bank loans.  There was also a capital contribution to the VIE from the shareholders of the VIE.  The contribution was done to be in compliance with changes in regulations that required a larger minimum capital contribution for a PRC business.

Off-balance sheet arrangements

As of June 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements.

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

In connection with the restatement of the consolidated financial statements in this Quarterly Report on Form 10-Q/A, the Company’s management, including the Company’s chief executive officer and the chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2014, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective.

The Company is conducting additional communication and disclosure training such that information required to be included in our filings is reported within the time periods required to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We believe this complaint is without merit and plan to defend ourselves vigorously.   Failure by us to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of June 30, 2014. The costs associated with defending and resolving the complaint and ultimate outcome cannot be predicted.  These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future.

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

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Mine Safety Disclosures.

     None; not applicable.

Item 5.   Other Information.

None; not applicable.

(c)

During the quarterly period ended June 30, 2014, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

32

Item 6.   Exhibits .

(ii)

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	8/14/14	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	8/14/14	/s/ John Busshaus
John Busshaus
Chief Financial Officer